Form 10-Q
period 2017-03-31
Snap Inc
filed 2017-05-11
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38017

SNAP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5452795
(State or other jurisdiction of incorporation or organizations)	(I.R.S. Employer Identification Number)

63 Market Street, Venice, California 90291

(Address of principal executive offices, including zip code)

(310) 399-3339

(Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	682,135,965 shares outstanding as of April 30, 2017
Class B common stock, $0.00001 par value	281,101,797 shares outstanding as of April 30, 2017
Class C common stock, $0.00001 par value	215,887,848 shares outstanding as of April 30, 2017

SNAP INC.

Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10-Q are the property of Snap Inc. or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including risks described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q regarding, among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to attract and retain users;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully expand in our existing markets and penetrate new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain qualified employees and key personnel; and
•	future acquisitions of or investments in complementary companies, products, services, or technologies.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

NOTE REGARDING USER METRICS AND OTHER DATA

We define a Daily Active User, or DAU, as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We measure average Daily Active Users for a particular quarter by calculating the average Daily Active Users for that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We define average revenue per user, or ARPU, as quarterly revenue divided by the average Daily Active Users. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our revenue by geography disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise stated, statistical information regarding our users and their activities is determined by calculating the daily average of the selected activity for the most recently completed quarter included in this report.

While these metrics are determined based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. We have not determined the number of such multiple accounts. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. Changes in our products, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine Daily Active Users or other metrics and we may not determine such inaccuracies promptly. We believe that we don’t capture all data regarding all our Daily Active Users. For example, technical issues may not record data from every user’s application. While we believe this underreporting is generally immaterial, we are unable to precisely determine the level of underreporting and for some periods the underreporting may be material. We continually seek to address these technical issues and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect underreporting to continue. We do not adjust our reported metrics to reflect this underreporting.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we exclude those users and estimate their ages based on a sample of the self-reported ages we do have. If our Daily Active Users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor expectations.

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. For example, before June 2015, we used a third party that counted a Daily Active User when the application was opened or a notification was received via the application on any device. We now use an analytics platform that we developed and operate and we count a Daily Active User only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. Additionally, to align our pre-June 2015 Daily Active Users with this new methodology, we reduced our pre-June 2015 Daily Active Users by 4.8%, the amount by which we estimated the data generated by the third party was overstated. As a result, our metrics may not be comparable to prior periods.

If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely in the future to adjust our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our Daily Active Users or other metrics may not be comparable to those in prior periods. Our measures of Daily Active Users may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,427,114	$150,121
Marketable securities	1,815,442	837,247
Accounts receivable, net of allowance	147,677	162,659
Prepaid expenses and other current assets	72,973	29,958
Total current assets	3,463,206	1,179,985
Property and equipment, net	116,132	100,585
Intangible assets, net	79,781	75,982
Goodwill	332,205	319,137
Other assets	50,453	47,103
Total assets	$4,041,777	$1,722,792
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,849	$8,419
Accrued expenses and other current liabilities	228,436	148,325
Total current liabilities	242,285	156,744
Other liabilities	63,974	47,134
Total liabilities	306,259	203,878
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible voting preferred stock, Series A, A-1, and B, $0.00001 par value. No shares and 146,962 shares authorized, issued, and outstanding at March 31, 2017 and December 31, 2016, respectively. Liquidation preference of $95,175 at December 31, 2016.	—	1
Convertible non-voting preferred stock, Series C, $0.00001 par value. No shares and 16,000 shares authorized, issued, and outstanding at March 31, 2017 and December 31, 2016, respectively. Liquidation preference of $54,543 at December 31, 2016.	—	—
Convertible non-voting preferred stock, Series D, E, and F, $0.00001 par value. No shares and 83,851 shares authorized, issued, and outstanding at March 31, 2017 and December 31, 2016, respectively.	—	2
Series FP convertible voting preferred stock, $0.00001 par value. No shares and 260,888 shares authorized at March 31, 2017 and December 31, 2016, respectively. No shares and 215,888 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	—	2
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 681,994 shares issued and outstanding at March 31, 2017, and 1,500,000 shares authorized, 504,902 shares issued and outstanding at December 31, 2016.	7	5
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 280,968 shares issued and outstanding at March 31, 2017, and 1,500,000 shares authorized, 31,469 shares issued and outstanding at December 31, 2016.	3	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 215,888 shares issued and outstanding at March 31, 2017, and 260,888 shares authorized and no shares issued and outstanding at December 31, 2016.	2	—
Additional paid-in capital	7,157,585	2,728,823
Accumulated other comprehensive income (loss)	(1,635)	(2,057)
Accumulated deficit	(3,420,444)	(1,207,862)
Total stockholders’ equity	3,735,518	1,518,914
Total liabilities and stockholders’ equity	$4,041,777	$1,722,792

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$149,648	$38,798
Costs and expenses:
Cost of revenue	163,358	75,773
Research and development	805,848	28,098
Sales and marketing	219,733	14,737
General and administrative	1,174,476	24,011
Total costs and expenses	2,363,415	142,619
Loss from operations	(2,213,767)	(103,821)
Interest income	2,424	359
Interest expense	(695)	—
Other income (expense), net	187	(993)
Loss before income taxes	(2,211,851)	(104,455)
Income tax benefit (expense)	3,014	(121)
Net loss	$(2,208,837)	$(104,576)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 2):
Basic	$(2.31)	$(0.14)
Diluted	$(2.31)	$(0.14)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,208,837)	$(104,576)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(124)	88
Foreign currency translation	546	(24)
Total other comprehensive income (loss), net of tax	422	64
Total comprehensive income (loss)	$(2,208,415)	$(104,512)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(2,208,837)	$(104,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,450	5,049
Stock-based compensation	1,992,121	5,538
Deferred income taxes	(1,488)	—
Other	1,892	961
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	13,444	(7,161)
Prepaid expenses and other current assets	(43,436)	(5,848)
Other assets	2,715	(1,572)
Accounts payable	5,619	47
Accrued expenses and other current liabilities	69,204	13,997
Other liabilities	1,319	1,024
Net cash used in operating activities	(154,997)	(92,541)
Cash flows from investing activities
Purchases of property and equipment	(17,993)	(12,452)
Purchases of intangible assets	—	(562)
Non-marketable investments	(625)	(2,173)
Cash paid for acquisitions, net of cash acquired	(18,013)	(50,936)
Issuance of notes receivable from officers/stockholders	—	(15,000)
Purchases of marketable securities	(1,423,214)	(140,045)
Maturities of marketable securities	445,047	—
Change in restricted cash	—	(4,300)
Net cash used in investing activities	(1,014,798)	(225,468)
Cash flows from financing activities
Proceeds from the exercise of stock options	594	—
Stock repurchases from employees for minimum tax withholdings	(206,579)	—
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	2,657,797	—
Proceeds from issuances of preferred stock, net of issuance costs	—	192,186
Payments of initial public offering issuance costs	(5,024)	—
Net cash provided by financing activities	2,446,788	192,186
Change in cash and cash equivalents	1,276,993	(125,823)
Cash and cash equivalents, beginning of period	150,121	640,810
Cash and cash equivalents, end of period	$1,427,114	$514,987
Supplemental disclosures
Cash paid for income taxes	$3,545	$4
Supplemental disclosures of non-cash activities
Issuance of Class B common stock related to acquisitions	$—	$13,097
Purchase consideration liabilities related to acquisitions	$1,901	$6,028
Construction in progress related to financing lease obligations	$257	$404
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(4,355)	$1,921

See Notes to Consolidated Financial Statements.

Snap Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Snap Inc. is a camera company.

Snap Inc. (“we,” “our,” or “us”) was formed as Future Freshman, LLC, a California limited liability company, in 2010. We changed our name to Toyopa Group, LLC in 2011, incorporated as Snapchat, Inc., a Delaware corporation, in 2012, and changed our name to Snap Inc. in 2016. Snap Inc. is headquartered in Venice, California. Our flagship product, Snapchat, is a camera application that was created to help people communicate through short videos and images called “Snaps.”

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated March 1, 2017, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-215866) (“Prospectus”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Other than described below, there have been no changes to our significant accounting policies described in our Prospectus that have had a material impact on our consolidated financial statements and related notes.

Initial Public Offering

In March 2017, we completed our initial public offering (“IPO”) in which we issued and sold 160.3 million shares of Class A common stock, inclusive of the over-allotment, at a public offering price of $17.00 per share and excluding shares sold in the IPO by certain of our existing stockholders. We received net proceeds of $2.6 billion after deducting underwriting discounts and commissions of $68.1 million and other offering expenses of $14.7 million. On the closing of the IPO, all shares of our then-outstanding convertible preferred stock other than Series FP preferred stock automatically converted into an aggregate of 246.8 million shares of Class B common stock and all outstanding shares of Series FP preferred stock automatically converted into 215.9 million shares of Class C common stock. Following the IPO, we have three classes of authorized common stock – Class A common stock, Class B common stock, and Class C common stock.

Restricted stock units (“RSUs”) granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. On the effectiveness of the registration statement for our IPO, we recognized $1.3 billion of stock-based compensation expense for Pre-2017 RSUs. To meet the related tax withholding requirements, we withheld 12.1 million of the 26.7 million shares of common stock issued. Based on the public offering price of $17.00 per share, the tax withholding obligation for these vested Pre-2017 RSUs was $206.6 million.

In addition, on the closing of the IPO, our Chief Executive Officer (“CEO”) received an RSU award (“CEO award”) for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs, net of shares withheld to satisfy tax withholding obligations, on the closing of the IPO. The CEO award vested immediately on the closing of the IPO, and such shares will be delivered to the CEO in equal quarterly installments over three years beginning in the third full calendar quarter following the IPO. There is no continuing service requirement for our CEO. The stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock on the closing of the IPO, at the public offering price of $17.00 per share.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

The future tax benefits on settlement of the above RSUs is not expected to be material as currently we have established valuation allowances to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The majority of the future tax benefits that arise on settlement of the above RSUs are in jurisdictions for which our net deferred tax assets have a full valuation allowance.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2016-16 on January 1, 2017 and the adoption did not have a material impact on our consolidated financial statements due to a valuation allowance on our net deferred tax assets.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.

The most significant aspect of our evaluation of Topic 606 related to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This implementation guidance discusses principal versus agent considerations and gross versus net revenue reporting, including specific indicators to assist in the determination of whether we control a specified good or service before it is transferred to the customer. Through our evaluation, we have concluded Snap-sold revenue will be reported on a gross basis and partner-sold revenue will be reported on a net basis, which is consistent with our current revenue recognition policies. We concluded that we control the Snap-sold advertising campaign before it is transferred to the customer because we provide the advertising campaign on Snapchat and have discretion in establishing the price of the advertisements. We concluded that the partner controls significant aspects of the partner-sold advertising campaign before it is transferred to the customer and the partner has discretion in establishing price with the advertiser.

We do not expect the new standard to have a material impact on our consolidated financial statements. We expect to adopt Topic 606 during the first quarter of 2018. We are still evaluating the use of either the retrospective or modified retrospective transition method.

2. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. Our participating securities include any shares issued on the early exercise of stock options subject to repurchase because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. Before the IPO, our participating securities also included Series D, E, F, and FP preferred stock and Series A, A-1, B, and C convertible preferred stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock, and the Series D, E, F, and FP preferred stock were substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock, and the Series D, E, F, and FP shared equally in our net losses. The holders of early exercised shares subject to repurchase and the holders of Series A, A-1, B, and C convertible preferred stock did not have a contractual obligation to share in our losses, and as a result our net losses were not allocated to these participating securities.

In connection with our IPO, our Series D, E, and F preferred stock converted on a one-to-one basis into Class B common stock, and our Series FP preferred stock converted on a one-to-one basis into Class C common stock. The liquidation and dividend rights of the aforementioned preferred series are substantially identical to the rights of the common classes into which they converted. Accordingly, we have presented the Series D, E, and F preferred stock outstanding before the IPO together with the Class B common stock, and the Series FP preferred stock outstanding before the IPO together with the Class C common stock for purposes of calculating net loss per share. The prior period presentation has been adjusted to conform to our current period presentation.

Also in connection with our IPO, our Series A, A-1, B, and C preferred stock converted on a one-to-one basis into Class B common stock. The shares of Class B common stock that resulted from the conversion of the Series A, A-1, B, and C preferred stock are weighted in the denominator of net loss per share for Class B common stock for the portion of the time outstanding subsequent to our IPO.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period. Vested RSUs that have not been settled, including the vested CEO award, have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three months ended March 31, 2017 and 2016 our potential dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the 2016 period, shares of convertible Series A, A-1, B, and C preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	(in thousands, except per share data)
	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)
Numerator:
Net loss	$(1,309,062)	$(376,386)	$(523,389)	$(63,861)	$(10,625)	$(30,090)
Net loss attributable to common stockholders	$(1,309,062)	$(376,386)	$(523,389)	$(63,861)	$(10,625)	$(30,090)
Denominator:
Basic shares:
Weighted-average common shares - Basic	565,980	162,733	226,290	462,170	76,893	217,767
Diluted shares:
Weighted-average common shares - Diluted	565,980	162,733	226,290	462,170	76,893	217,767
Net loss per share attributable to common stockholders:
Basic	$(2.31)	$(2.31)	$(2.31)	$(0.14)	$(0.14)	$(0.14)
Diluted	$(2.31)	$(2.31)	$(2.31)	$(0.14)	$(0.14)	$(0.14)

(1)	Class A common stock includes the issuance of 160.3 million shares of Class A common stock issued by us in connection with our IPO.
(2)

Included in the Class B common stock, for all periods presented, is Series D, E, and F preferred stock, which automatically converted to Class B common stock on the closing of the IPO. Series A, A-1, B, and C preferred stock are included in Class B common stock on the automatic conversion of such shares to 163.0 million shares of Class B common stock on the closing of the IPO.

(3)

Included in the Class C common stock, for all periods presented, is Series FP preferred stock which automatically converted to Class C common stock on the closing of the IPO. Additionally, 37.4 million shares of Class C common stock related to the CEO award are included in Class C common stock on the closing of the IPO.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Convertible voting preferred stock, Series A, A-1 and B	—	146,962
Convertible non-voting preferred stock, Series C	—	16,000
Stock options	40,554	43,895
Unvested RSUs not subject to a performance condition	175,298	329
Shares subject to repurchase	38	2,967

3. Stockholders’ Equity

We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (“2017 Plan”), the 2014 Equity Incentive Plan (“2014 Plan”), and the 2012 Equity Incentive Plan (“2012 Plan”, and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017 our stockholders approved the 2017 Plan, effective on March 1, 2017, which serves as the successor to the 2014 Plan and 2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. We do not expect to grant any additional awards under the 2014 Plan or 2012 Plan as of the effective date of the 2017 Plan, other than awards for up to 2,500,000 shares of Class A common stock to our employees and consultants in France under the 2014 Plan. Outstanding awards under the 2014 Plan and

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

2012 Plan continue to be subject to the terms and conditions of the 2014 Plan and 2012 Plan, respectively. Shares available for grant under the 2014 Plan and 2012 Plan, which were reserved but not issued or subject to outstanding awards under the 2014 Plan or 2012 Plan, respectively, as of the effective date of the 2017 Plan, were added to the reserves of the 2017 Plan.

We have initially reserved 87,270,108 shares of our Class A common stock for future issuance under the 2017 Plan. An additional number of shares of Class A common stock will be added to the 2017 Plan equal to (i) 96,993,064 shares of Class A common stock reserved for future issuance pursuant to outstanding stock options and unvested RSUs under the 2014 Plan, (ii) 37,228,865 shares of Class A common stock issuable on conversion of Class B common stock underlying stock options and unvested RSUs outstanding the 2012 Plan, (iii) 17,858,235 shares of Class A common stock that were reserved for issuance under the 2014 Plan as of the date the 2017 Plan became effective, (iv) 11,004,580 shares of Class A common stock issuable on conversion Class B common stock that were reserved for issuance under the 2012 Plan as of the date the 2017 Plan became effective, and (v) a maximum of 86,737,997 shares of Class A common stock that will be added pursuant to the following sentence. With respect to each share that returns to the 2017 Plan pursuant to (i) and (ii) of the prior sentence that was associated with an award that was outstanding under the 2014 Plan and 2012 Plan as of October 31, 2016, an additional share of Class A common stock will be added to the share reserve of the 2017 Plan, up to a maximum of 86,737,997 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (i) 5% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year and (ii) a number determined by our board of directors. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.

The following table summarizes the RSU award activity under the Stock Plans during the three months ended March 31, 2017:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2016	152,114	28,581	$15.50
Granted	27,255	—	$15.75
Vested	(18,850)	(12,101)	$14.87
Forfeited	(1,589)	(112)	$15.57
Unvested at March 31, 2017	158,930	16,368	$15.65

Total unrecognized compensation cost related to Pre-2017 RSUs was $1.3 billion as of March 31, 2017 and is expected to be recognized over a weighted-average period of 3.1 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $382.1 million as of March 31, 2017 and is expected to be recognized over a weighted-average period of 5.6 years. The service condition is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

The table below presents stock option awards that entitle the holder to an additional share of Class A common stock on exercise. The total stock options granted and underlying common stock fair value do not give effect to the additional Class A common stock. The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2017:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2016	1,266	21,186	$2.26	6.97	$682,565
Granted	—	—	$—	—	$—
Exercised	—	(2,175)	$0.27	—	$—
Forfeited	—	—	$—	—	$—
Outstanding at March 31, 2017	1,266	19,011	$2.47	6.78	$863,537

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of our common stock as of December 31, 2016 or the closing market price of our Class A common stock as of March 31, 2017.

Total unrecognized compensation cost related to stock options was $42.9 million as of March 31, 2017 and is expected to be recognized over a weighted-average period of 2.4 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$19,708	$154
Research and development	718,080	2,648
Sales and marketing	159,726	775
General and administrative	1,094,607	1,961
Total	$1,992,121	$5,538

2017 Employee Stock Purchase Plan

In January 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (“2017 ESPP”). Our stockholders approved the 2017 ESPP in February 2017. The 2017 ESPP became effective in connection with the IPO. A total of 16,484,690 shares of Class A common stock were initially reserved for issuance under the 2017 ESPP. No shares of our Class A common stock have been purchased under the 2017 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).

4. Business Acquisitions

In March 2017, we acquired all outstanding shares of a company that operates a cloud-hosted platform for building content online. The company was acquired to enhance the functionality of our platform. The total purchase consideration was $20.1 million, which included $18.2 million in cash and $1.9 million recorded in other liabilities on the consolidated balance sheet. In addition, we provided for $20.0 million in the form of RSUs to certain continuing employees of the company in exchange for future service.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

The allocation of the total purchase consideration for the acquisition is as follows:

Total
(in thousands)
Technology	$8,500
Customer relationships	500
Goodwill	12,600
Net deferred tax liability	(1,710)
Other assets acquired and liabilities assumed, net	235
Total	$20,125

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2016	$319,137
Goodwill acquired	12,600
Foreign currency translation	468
Balance as of March 31, 2017	$332,205

Intangible assets consisted of the following:

	March 31, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.6	$5,011	$2,418	$2,593
Trademarks	2.3	3,072	1,962	1,110
Non-compete agreements	0.0	243	243	—
Acquired developed technology	4.2	91,759	24,775	66,984
Customer relationships	1.1	4,268	3,070	1,198
Patents	9.0	9,450	1,554	7,896
		$113,803	$34,022	$79,781

	December 31, 2016
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	3.0	$5,000	$2,157	$2,843
Trademarks	2.6	3,072	1,829	1,243
Non-compete agreements	0.3	243	226	17
Acquired developed technology	4.1	83,137	20,569	62,568
Customer relationships	1.0	3,752	2,569	1,183
Patents	9.2	9,450	1,322	8,128
		$104,654	$28,672	$75,982

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $5.4 million and $3.2 million, respectively.

As of March 31, 2017, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2017	$15,878
2018	20,404
2019	17,377
2020	12,152
2021	6,539
Thereafter	7,431
Total	$79,781

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2017 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of March 31, 2017, are as follows:

Operating Leases
(in thousands)
Remainder of 2017	$24,582
2018	43,828
2019	53,977
2020	54,970
2021	54,438
Thereafter	179,959
Total minimum lease payments	$411,754

Operating lease expenses for the three months ended March 31, 2017 and 2016 were $12.9 million and $5.0 million, respectively.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheet as of March 31, 2017. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of March 31, 2017, are as follows:

Financing Leases
(in thousands)
Remainder of 2017	$3,505
2018	4,726
2019	4,796
2020	4,947
2021	5,092
Thereafter	25,953
Total minimum lease payments	$49,019

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of March 31, 2017, $15.4 million of lease financing obligations is included in other liabilities on our consolidated balance sheet.

Contractual Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement, though for each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”) that was amended in March 2016, and again in February 2017. Such agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021 on AWS services ($50.0 million in 2017, $125.0 million in 2018, $200.0 million in 2019, $275.0 million in 2020, and $350.0 million in 2021). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

We also have various other non-cancelable contractual commitments related to purchase agreements. The future minimum contractual commitment including commitments less than one year, as of March 31, 2017 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2017	$423,519
2018	537,248
2019	602,491
2020	675,000
2021	750,000
Thereafter	33,333
Total minimum commitments	$3,021,591

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

Contingencies

We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Many legal and tax contingencies can take years to be resolved.

Pending Matters

In September 2014, two individuals filed a lawsuit against us and our two founders in the Superior Court of California for Los Angeles County. The complaint alleges two causes of action—common-law right of publicity and statutory right of publicity—based on allegations that the defendants improperly used the plaintiffs’ images in promoting Snapchat for Android. The complaint seeks unspecified compensatory and punitive damages, attorneys’ fees, and costs. The matter is currently in active discovery. We believe that the lawsuit is without merit and intend to continue to vigorously defend ourselves in this matter. Based on the preliminary nature of the proceedings in this case, the outcome of this legal proceeding remains uncertain.

In April 2016, an individual filed a lawsuit against us and another individual after he was injured in a car accident. The plaintiff alleges that we are liable because the other individual was supposedly using our “speed filter” at the time of the collision. In January 2017, the court dismissed the claim against us. This matter is currently on appeal.

The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matters described above, it is not possible to estimate the reasonably possible loss or range of loss.

We are subject to various other legal proceedings and claims in the ordinary course of business, including certain patent and privacy matters. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of our other pending matters will seriously harm our business, financial condition, results of operations, and cash flows.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2017. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2017.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements

We determine the fair value of our marketable securities using quoted market prices. The following table sets forth our financial assets as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value
	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents
Cash	$157,191	$150,121
U.S. government securities	834,482	—
U.S. government agency securities	435,441	—
Total cash and cash equivalents	$1,427,114	$150,121
Marketable securities
U.S. government securities	$1,280,278	$505,333
U.S. government agency securities	535,164	331,914
Total marketable securities	$1,815,442	$837,247

Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 were not material. The amortized cost of U.S. government securities with maturities less than one year was $1.3 billion and $502.4 million as of March 31, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government securities with maturities between one and five years was zero and $3.0 million as of March 31, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities of less than a year was $504.4 million and $284.7 million as of March 31, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities between one and five years was $30.7 million and $47.2 million as of March 31, 2017 and December 31, 2016, respectively.

8. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Income tax benefit was $3.0 million for the three months ended March 31, 2017, as compared to $0.1 million of tax expense for the three months ended March 31, 2016. The effective income tax rate was 0.1% and (0.1)% for the three months ended March 31, 2017 and 2016, respectively. The tax benefit on a pre-tax book loss for the three months ended March 31, 2017 resulted in a positive effective tax rate, while the tax expense on a pre-tax book loss in the comparative period resulted in a negative tax rate. The income tax benefit in the current period was primarily from the partial release of a valuation allowance against our net deferred tax assets. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Snap Inc.

Notes to Consolidated Financial Statements (Continued)

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2016	$44	$(2,101)	$(2,057)
OCI before reclassifications (1)	(124)	546	422
Amounts reclassified from AOCI (2)	—	—	—
Net current period OCI	(124)	546	422
Balance at March 31, 2017	$(80)	$(1,555)	$(1,635)

(1)	The associated income tax effects for gains / losses on marketable securities were not material.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Geographic Information

Revenue by geography is based on the billing address of the advertiser. The following tables list revenue and property and equipment, net by geographic area:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue:
United States	$123,760	$35,664
Rest of the world (1)	25,888	3,134
Total revenue	$149,648	$38,798

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Property and equipment, net:
United States	$107,868	$98,254
Rest of the world	8,264	2,331
Total property and equipment, net	$116,132	$100,585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus dated March 1, 2017, or Prospectus, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act 1933, as amended, or the Securities Act (File No. 333-215866).

Executive Overview of First Quarter Results

Our key user metrics and financial results for the first quarter of 2017 are as follows:

User Metrics

•	Daily Active Users, or DAUs, were 166 million, an increase of 36% year-over-year.
•	Average revenue per user, or ARPU, was $0.90, as compared to $0.32 in the first quarter of 2016.

Financial Results

•	Revenue was $149.6 million, an increase of 286% year-over-year.
•	Total costs and expenses were $2.4 billion.
•	Loss from operations was $2.2 billion.
•	Net loss was $2.2 billion with diluted loss per share of $(2.31).
•	Adjusted EBITDA was $(188.2) million.
•	Cash used in operations was $155.0 million and Free Cash Flow was $(173.0) million.
•	Capital expenditures were $18.0 million.
•	Cash, cash equivalents, and marketable securities were $3.2 billion as of March 31, 2017.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. Our products empower people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that was created to help people communicate through short videos and images. We call each of those short videos or images a Snap. On average, 166 million people use Snapchat daily, and over 3.0 billion Snaps are created every day. On average, our users spend over 30 minutes on Snapchat every day.

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We measure average Daily Active Users for a particular quarter by calculating the average Daily Active Users for that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs.

We averaged 166 million DAUs across the quarter, with net additional users in the first quarter of 2017 increasing 8 million DAUs, or an increase of 54% compared to the net additional users in the fourth quarter of 2016. Most of this growth occurred in our top markets within North America and Europe. In the first quarter of 2017, we had approximately 65 million DAUs in the United States and Canada.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters. While our advertising business is still in its early stages, it is growing rapidly. In the three months ended March 31, 2017, we recorded revenue of $149.6 million as compared to revenue of $38.8 million for the three months ended March 31, 2016, representing a 286% year-over-year increase.

We measure progress in our advertising business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

ARPU was $0.90 in the first quarter of 2017, up from $0.32 a year ago and down from $1.05 in the fourth quarter of 2016. This decrease from the fourth quarter of 2016 to first quarter of 2017 was due to seasonality, as overall advertising spend is typically strongest in the fourth quarter of each year and weakest in the first quarter of each year. In North America, ARPU was $1.81, more than double our global average. We believe North America remains a leading indicator for the scale potential of our business.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$149,648	$38,798
Loss from operations	(2,213,767)	(103,821)
Net loss	(2,208,837)	(104,576)
Adjusted EBITDA(1)	(188,243)	(93,234)

(1)

For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools. We sell advertising directly to advertisers, referred to as Snap-sold revenue. Certain partners that provide content on Snapchat, or content partners, also sell directly to advertisers, referred to as partner-sold revenue. We report Snap-sold revenue on a gross basis and partner-sold revenue on a net basis. Currently, our Sponsored Creative Tools, which include Sponsored Lenses and Sponsored Geofilters, are only Snap-sold. For the three months ended March 31, 2017 and 2016, approximately 91% and 90% of our advertising revenue was Snap-sold, and approximately 9% and 10% of our advertising revenue was partner-sold, respectively. Snap Ads, whether Snap-sold or partner-sold, may be subject to revenue sharing arrangements between us and the content partner.

We also generate revenue from sales of our hardware product, Spectacles. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products. Hosting costs primarily include expenses related to bandwidth, computing, and storage costs. Cost of revenue also includes revenue share payments to our content partners, content creation costs, which include personnel-related costs, and advertising measurement services. In addition, cost of revenue includes inventory costs for Spectacles and facilities and other supporting overhead costs, including depreciation and amortization.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expenses for our engineers and other employees engaged in the research and development of our products. In addition, research and development expenses include facilities and other supporting overhead costs, including depreciation and amortization. Research and development costs are expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation expense for our employees engaged in sales and sales support, business development, media, marketing, corporate partnerships, communications, and customer service functions. Sales and marketing expenses also include costs incurred for indirect advertising, market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our executives, finance, legal, information technology, human resources, and other administrative teams, including facilities and supporting overhead costs, and depreciation and amortization. General and administrative expenses also include external professional services.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Interest Expense

Interest expense consists primarily of interest on build-to-suit lease financing obligations and commitment fees and amortization of costs related to our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of equity method investment income and losses, and foreign currency transaction gains and losses.

Income Tax Benefit (Expense)

We are subject to income taxes in the United States and numerous foreign jurisdictions. These foreign jurisdictions have different statutory tax rates than the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; and stock-based compensation expense and related payroll tax expense. We consider the exclusion of certain non-cash expenses in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. Additionally, we believe that Adjusted EBITDA is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue-generating activities. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$149,648	$38,798
Costs and expenses(1) (2):
Cost of revenue	163,358	75,773
Research and development	805,848	28,098
Sales and marketing	219,733	14,737
General and administrative	1,174,476	24,011
Total costs and expenses	2,363,415	142,619
Loss from operations	(2,213,767)	(103,821)
Interest income	2,424	359
Interest expense	(695)	—
Other income (expense), net	187	(993)
Loss before income taxes	(2,211,851)	(104,455)
Income tax benefit (expense)	3,014	(121)
Net loss	$(2,208,837)	$(104,576)
Adjusted EBITDA(3)	$(188,243)	$(93,234)

(1)	Stock-based compensation and related payroll tax expense included in above line items:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-based compensation and related payroll tax expense:
Cost of revenue	$20,026	$154
Research and development	722,129	2,648
Sales and marketing	160,942	775
General and administrative	1,109,977	1,961
Total	$2,013,074	$5,538

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,669	$71
Research and development	5,755	3,611
Sales and marketing	2,600	150
General and administrative	2,426	1,217
Total	$12,450	$5,049

(3)

See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	109	195
Research and development	538	72
Sales and marketing	147	38
General and administrative	785	62
Total costs and expenses	1,579	368
Loss from operations	1,479	268
Interest income	2	1
Interest expense	—	—
Other income (expense), net	—	3
Loss before income taxes	1,478	269
Income tax benefit (expense)	2	0
Net loss	1476%	270%

Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
Revenue	$149,648	$38,798	$110,850	286%

Revenue for the three months ended March 31, 2017 increased $110.9 million compared to the same period in 2016. Revenue grew between the periods primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand across our product offerings, our growing sales team, and increased user engagement as measured by a 36% increase in DAUs. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period. Snap-sold revenue was $129.0 million and partner-sold revenue was $12.3 million during the three months ended March 31, 2017 compared to $35.0 million for Snap-sold revenue and $3.7 million for partner-sold revenue during the three months ended March 31, 2016.

Revenue for the three months ended March 31, 2017 was $149.6 million, as compared to $165.7 million for the three months ended December 31, 2016. The decrease was primarily due to the impact of seasonality on advertising revenue, partially offset by incremental spend in advertisements sold through our API, which launched in November 2016.

Cost of Revenue

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
Cost of Revenue	$163,358	$75,773	$87,585	116%

Cost of revenue for the three months ended March 31, 2017 increased $87.6 million, or 116%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $36.1 million related to increased hosting costs, in part attributable to DAU growth of 36% between the periods, $16.5 million related to increased revenue share payments to our partners consistent with our overall increase in revenue, and $19.6 million related to increased stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO.

Research and Development Expenses

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Research and Development Expenses	$805,848	$28,098	$777,750	NM

Research and development expenses for the three months ended March 31, 2017 increased $777.8 million compared to the same period in 2016. The increase was due to a $715.4 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO. The increase was also driven by an increase in research and development headcount of approximately 260%. The investment in personnel supported our efforts to continue growing our user base and building and improving products for our users and advertisers.

Sales and Marketing Expenses

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Sales and Marketing Expenses	$219,733	$14,737	$204,996	NM

Sales and marketing expenses for the three months ended March 31, 2017 increased $205.0 million compared to the same period in 2016. The increase was due to a $159.0 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO. The increase was also due to an increase in sales and marketing headcount of approximately 230%.

General and Administrative Expenses

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
General and Administrative Expenses	$1,174,476	$24,011	$1,150,465	NM

General and administrative expenses for the three months ended March 31, 2017 increased $1.2 billion compared to the same period in 2016. The increase was driven by an increase in stock-based compensation expense of $1.1 billion, composed of CEO award expense of $636.6 million and the remainder primarily related to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO. The increase was also due to increased personnel costs from an increase in general and administrative headcount of approximately 160%.

Interest Income

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$2,424	$359	$2,065	NM

Interest income for the three months ended March 31, 2017 increased $2.1 million compared to the same period in 2016. The increase was primarily a result of a larger invested balance in marketable securities, which returned a higher rate of interest.

Interest Expense

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(695)	$—	$(695)	NM

Interest expense for the three months ended March 31, 2017 was $0.7 million. Interest expense was composed primarily of interest on build-to-suit lease financing obligations placed into service in the third quarter of 2016 and commitment fees and amortization of costs related to our revolving credit facility, which was executed in the third quarter of 2016.

Other Income (Expense), Net

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$187	$(993)	$1,180	NM

Other income, net for the three months ended March 31, 2017 was $0.2 million, as compared to other expense, net of $1.0 million for the same period in 2016. The change from the comparative period was primarily a result of a decrease in our share of losses on equity method investments and an increase in foreign currency transaction gains.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
Income Tax Benefit (Expense)	$3,014	$(121)	$3,135	NM
Effective Tax Rate	0.1%	(0.1)%

Income tax benefit was $3.0 million for the three months ended March 31, 2017, as compared to $0.1 million of tax expense for the same period in 2016. The effective income tax rate was 0.1% and (0.1)% for the three months ended March 31, 2017 and 2016, respectively. The tax benefit on a pre-tax book loss for the three months ended March 31, 2017 resulted in a positive effective tax rate, while the tax expense on a pre-tax book loss in the comparative period resulted in a negative tax rate. The income tax benefit in the current period was primarily from the partial release of a valuation allowance against our net deferred tax assets. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. For additional discussion, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,		Dollar	Percent
	2017	2016	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(2,208,837)	$(104,576)	$(2,104,261)	NM
Adjusted EBITDA	(188,243)	(93,234)	(95,009)	102%

Net loss for the three months ended March 31, 2017 was $2.2 billion as compared to $104.6 million for the same period in 2016. Adjusted EBITDA loss for the three months ended March 31, 2017 was $188.2 million as compared to $93.2 million for the same period in 2016. The increase in net loss was driven by a $1.9 billion increase in stock-based compensation expense primarily related to the CEO award and the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO. The remaining increase in net loss and the increase in

Adjusted EBITDA was driven by an increase in cost of revenue and operating expenses, which more than offset revenue growth during the period. The increase in cost of revenue was primarily related to higher hosting costs and revenue share payments to our partners for the three months ended March 31, 2017. The increase in operating expenses was primarily related to increased headcount. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures”.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; and stock-based compensation expense and related payroll tax expense. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

We use the non-GAAP financial measure of Free Cash Flow, which is defined as net cash used in operating activities, reduced by purchases of property and equipment. We believe Free Cash Flow is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business and is a key financial indicator used by management. Additionally, we believe that Free Cash Flow is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities. Free Cash Flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

We believe that both Adjusted EBITDA and Free Cash Flow provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics used by our management for financial and operational decision-making. We are presenting the non-GAAP measures of Adjusted EBITDA and Free Cash Flow to assist investors in seeing our financial performance through the eyes of management, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures as compared to the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Adjusted EBITDA excludes stock-based compensation expense and related payroll tax expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy;

•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us; and
•	Free Cash Flow does not reflect our future contractual commitments.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(2,208,837)	$(104,576)
Add (deduct):
Interest income	(2,424)	(359)
Interest expense	695	—
Other (income) expense, net	(187)	993
Income tax (benefit) expense	(3,014)	121
Depreciation and amortization	12,450	5,049
Stock-based compensation expense	1,992,121	5,538
Payroll tax expense related to stock-based compensation	20,953	—
Adjusted EBITDA	$(188,243)	$(93,234)

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(154,997)	$(92,541)
Less:
Purchases of property and equipment	(17,993)	(12,452)
Free Cash Flow	$(172,990)	$(104,993)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $3.2 billion as of March 31, 2017, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. Any amounts outstanding under this facility will be due and payable in July 2021. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. As of March 31, 2017, no amounts were outstanding under the Credit Facility.

We believe our existing cash balance is sufficient to fund our ongoing working capital, investing, and financing requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts, the introduction of new features, products, and acquisitions, and continued user engagement.

As of March 31, 2017, less than 1% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(154,997)	$(92,541)
Net cash used in investing activities	(1,014,798)	(225,468)
Net cash provided by financing activities	2,446,788	192,186
Net increase (decrease) in cash	$1,276,993	$(125,823)
Free Cash Flow (1)	$(172,990)	$(104,993)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities increased $62.5 million in the three months ended March 31, 2017 compared to the same period in 2016. Net cash used in operating activities was $155.0 million for the three months ended March 31, 2017, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $2.0 billion, and a $43.4 million increase in prepaid expenses and other current assets primarily due to timing of prepayments, partially offset by a $69.2 million increase in accrued expenses and other liabilities primarily driven by an increase in accrued hosting costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.0 billion for the three months ended March 31, 2017, an increase of $789.3 million as compared to the prior period, primarily due to the use of $1.4 billion for the purchase of marketable securities, partially offset by cash provided by the maturities of marketable securities of $445.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.4 billion and $192.2 million, for the three months ended March 31, 2017 and 2016, respectively. Our financing activities in 2017 consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $206.6 million.

Free Cash Flow

Free Cash Flow was $(173.0) million and $(105.0) million for the three months ended March 31, 2017 and 2016, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $18.0 million and $12.5 million for the three months ended March 31, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements for any of the periods presented.

Contingencies

We are involved in claims, lawsuits, indirect and other tax matters, government investigations, and proceedings arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We also disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. Such claims, suits, and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Many of these legal and tax contingencies can take years to resolve. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Commitments

The following table summarizes our contractual obligations as of March 31, 2017:

	Total	Less than 1 Year (Remainder of 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	After 5 Years (Thereafter)
	(in thousands)
Operating leases	$411,754	$24,582	$97,805	$109,408	$179,959
Financing leases	49,019	3,505	9,522	10,039	25,953
Hosting commitments	2,933,696	349,924	1,125,439	1,425,000	33,333
Other commitments	87,895	73,595	14,300	—	—
Total contractual commitments	$3,482,364	$451,606	$1,247,066	$1,544,447	$239,245

For additional discussion on our operating and financing leases and data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, we entered into the Google Cloud Platform License Agreement. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement, though for each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc., or AWS, that was amended in March 2016, and again in February 2017. Such agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021 on AWS services ($50.0 million in 2017, $125.0 million in 2018, $200.0 million in 2019, $275.0 million in 2020, and $350.0 million in 2021). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

Stock-Based Compensation

We have granted stock-based awards consisting primarily of RSUs, and to a lesser extent, stock options, to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs granted before January 1, 2017, or Pre-2017 RSUs, include both service-based and performance conditions to vest in the underlying common stock. The service-based condition for the majority of these awards is satisfied over four years. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. On the effectiveness of the registration statement for our IPO, we recognized $1.3 billion in stock-based compensation expense. All RSUs granted after December 31, 2016 vest on the satisfaction of only service-based conditions.

Restricted Stock Units

In the three months ended March 31, 2017, the stock-based compensation expense related to our Pre-2017 RSUs recognized was $1.3 billion. As of March 31, 2017, we have approximately $1.3 billion of unrecognized stock-based compensation expense related to our Pre-2017 RSUs to be recognized over a weighted-average period of approximately 3.1 years. Total unrecognized compensation cost related to Post-2017 RSUs was $382.1 million as of March 31, 2017 and is expected to be recognized over a weighted-average period of 5.6 years.

CEO Award

In addition, on the closing of the IPO, our CEO received an RSU award, or CEO award, for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs on the closing of the IPO, net of shares withheld to satisfy tax withholding obligations. The CEO award vested immediately on the closing of the IPO, and such shares will be delivered to the CEO in equal quarterly installments over three years beginning in the third full calendar quarter following the IPO. There is no continuing service requirement for our CEO. In the three months ended March 31, 2017, the stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock, at the public offering price of $17.00 per share.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1.4 billion and $150.1 million at March 31, 2017 and December 31, 2016, respectively. We had marketable securities totaling $1.8 billion and $837.2 million at March 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three months ended March 31, 2017 and 2016, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three months ended March 31, 2017 and 2016, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three months ended March 31, 2017 and 2016, we did not enter into any foreign currency exchange contracts. We do, however, anticipate entering into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We anticipate that the growth rate of our user base will decline over time. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 166 million and 158 million Daily Active Users on average in the quarters ended March 31, 2017 and December 31, 2016, respectively, and we view Daily Active Users as a critical measure of our user engagement. Adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our Daily Active Users growth rate slows, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. For example, users 25 and older visited Snapchat approximately 12 times and spent approximately 20 minutes on Snapchat every day on average in the quarter ended December 31, 2016, while users younger than 25 visited Snapchat over 20 times and spent over 30 minutes on Snapchat every day on average during the same period. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not continue to grow. For example, although Daily Active Users grew by 7% from 143 million Daily Active Users for the quarter ended June 30, 2016 to 153 million Daily Active Users for the quarter ended September 30, 2016, the growth in Daily Active Users was relatively flat in the latter part of the quarter ended September 30, 2016. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with competing products instead of ours;
•	our competitors may mimic our products and therefore harm our user engagement and growth;

•	we fail to introduce new and exciting products and services or those we introduce are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;
•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
•	we fail to provide adequate service to users, advertisers, or partners;
•	we, our partners, or other companies in our industry are the subject of adverse media reports or other negative publicity;
•	we do not maintain our brand image or our reputation is damaged; or
•	our current or future products reduce user activity on Snapchat by making it easier for our users to interact directly with partners.

Any decrease to user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.

Snapchat depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those operating systems, hardware, networks, regulations, or standards may seriously harm our user growth, retention, and engagement.

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS, and related hardware, including but not limited to mobile-device cameras. The owners of such operating systems, Google and Apple, respectively, each provide consumers with products that compete with ours. We have no control over these operating systems or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. We plan to continue to introduce new products regularly and have experienced that it takes time to optimize such products to function with these operating systems and hardware, impacting the popularity of such products, and we expect this trend to continue.

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we have prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To continue growth in user engagement, we will need to prioritize development of our products to operate on smartphones with Android operating systems. If we are unable to improve operability of our products on smartphones with Android operating systems, and those smartphones become more popular and fewer people use smartphones with iOS operating systems, our business could be seriously harmed.

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-

quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. Current Federal Communications Commission, or FCC, “open internet rules” prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The European Union similarly requires equal access to internet content. Additionally, as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC, Congress, the European Union, or the courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our business would be seriously harmed.

We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use Snapchat on their mobile devices, if our users choose not to access or use Snapchat on their mobile devices, or if our users choose to use mobile products that do not offer access to Snapchat, our user growth, retention, and engagement could be seriously harmed.

We rely on Google Cloud for the vast majority of our computing, storage, bandwidth, and other services. Any disruption of or interference with our use of the Google Cloud operation would negatively affect our operations and seriously harm our business.

Google provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service, and we currently run the vast majority of our computing on Google Cloud.

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2 billion with Google Cloud over the next five years and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud may also impact the usage of and our users’, advertisers’, and partners’ satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs will also increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers.

In addition, Google may take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to its Google Cloud platform;
•	increasing pricing terms;
•	terminating or seeking to terminate our contractual relationship altogether;
•	establishing more favorable relationships with one or more of our competitors; or
•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Google has broad discretion to change and interpret its terms of service and other policies with respect to us, and those actions may be unfavorable to us. Google may also alter how we are able to process data on the Google Cloud platform. If Google makes changes or interpretations that are unfavorable to us, our business would be seriously harmed.

We generate substantially all of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or a reduction in how much they spend could seriously harm our business.

Substantially all of our revenue is generated from third parties advertising on Snapchat, a trend that we expect to continue. For the years ended December 31, 2015 and 2016, advertising revenue accounted for 98% and 96% of total revenue, respectively. Although we have recently tried to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

While no single advertiser or content partner accounts for more than 10% of our revenue, many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data which our advertisers find useful would impede our ability to attract and retain advertisers. Our advertising revenue could be seriously harmed by many other factors, including:

•	a decrease in the number of Daily Active Users on Snapchat;
•	a decrease in the amount of time spent on Snapchat or decreases in usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	our inability to create new products that sustain or increase the value of our advertisements;
•	changes in our user demographics that make us less attractive to advertisers;
•	decreases in usage of our Creative Tools;
•	lack of ad creative availability by our advertising partners;
•	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	changes in our analytics and measurement solutions that demonstrate the value of our advertisements and other commercial content;
•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
•	product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat;
•	adverse legal developments relating to advertising, including changes mandated by legislation, regulation, or litigation;
•	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry;
•	advertiser perception that content published by us or our partners is objectionable;
•	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•	changes in the way advertising is priced or its effectiveness is measured;
•	our inability to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•	our inability to collect and disclose data that new and existing advertisers may find useful;
•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
•	the macroeconomic climate and the status of the advertising industry in general.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 215,887,848 shares of Class C common stock, which represents approximately 88.5% of the voting power of our outstanding capital stock. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO and such shares will be delivered to our CEO quarterly over the next three years beginning November 30, 2017, at which point Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to 10 votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control. As a result of such dividend, our co-founders will be able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. In the future, our board of directors may, from time to time, decide to issue special or regular stock dividends in the form of Class A common stock, and if we do so, our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

As our CEO, Mr. Spiegel has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As board members and officers, Mr. Spiegel and Mr. Murphy owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even controlling stockholders, Mr. Spiegel and Mr. Murphy are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE-listed companies. Moreover, Mr. Spiegel and Mr. Murphy have entered into a proxy agreement under which each has granted a voting proxy with respect to all shares of our Class B common stock and Class C common stock that each may beneficially own from time to time or have voting control over. The proxy would become effective on either founder’s death or disability. Mr. Spiegel and Mr. Murphy have each initially designated the other as their respective proxies. Accordingly, on the death or incapacity of either Mr. Spiegel or Mr. Murphy, the other could individually control nearly all of the voting power of our outstanding capital stock.

If we do not develop successful new products or improve existing ones, our business will suffer. We also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, such as Spectacles or other technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our users, advertisers, or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. For example, in mid-2016, we launched several products and released multiple updates, which resulted in a number of technical issues that diminished the performance of our application. We believe these performance issues resulted in a reduction in growth of Daily Active Users in the latter part of the quarter ended September 30, 2016. We may encounter other issues in the future that could impact our user engagement.

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. To date, this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue. For example, we introduced Memories, our cloud storage service for Snaps, which increases our storage costs.

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue. The launch of Spectacles, which has not generated significant revenue for us, is a good example. There is no guarantee that investing in new lines of business, new products, and other initiatives will succeed. If we do not successfully develop new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a subsidiary of Facebook, recently introduced a “stories” feature that largely mimics our Stories feature and may be directly competitive. We may also lose users to small companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. For example, in late 2016, we launched Spectacles, our first hardware product. While we view Spectacles as an extension of Snapchat, adding hardware products and services to our product portfolio subjects us to additional competition and new competitors.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy better competitive positions in certain markets than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more markets to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the size and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry;
•	our ability to attract, retain, and motivate talented employees, particularly engineers and sales personnel;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, expect to incur operating losses in the future, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $1.2 billion and for the year ended December 31, 2016, we experienced a net loss of $514.6 million. As of March 31, 2017, we had an accumulated deficit of $3.4 billion and for the three months ended March 31, 2017, we experienced a net loss of $2.2 billion. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

We currently depend on the continued services and performance of our key personnel, including Evan Spiegel and Robert Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. While Mr. Spiegel, as CEO, has been responsible for our company’s strategic vision and Mr. Murphy, as CTO, developed the Snapchat application’s technical foundation, should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder. Nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering and sales personnel in Venice, California and surrounding areas, and we expect to face significant competition in hiring them and difficulties in attracting qualified personnel to move to the Los Angeles area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. Additionally, we have many current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have many current employees whose equity awards are fully vested who received substantial amounts of our capital stock because of our IPO. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

We have a short operating history and a new business model, which makes it difficult to evaluate our prospects and future financial results and increases the risk that we will not be successful.

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. Our business model is based on reinventing the camera to improve the way that people live and communicate. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section.

If our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.

Our efforts to protect the information that our users have shared with us may be unsuccessful due to the actions of third parties, software bugs, or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. If any of these events occur, our or our users’ information could be accessed or disclosed improperly. We have previously suffered the loss of employee information related to an employee error. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all these steps, their networks may still suffer a breach, which could compromise our users’ data.

Any incidents where our users’ information is accessed without authorization, or is improperly used, or incidents that violate our Terms of Service or policies, could damage our reputation and our brand and diminish our competitive position. In addition, affected users or government authorities could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

We are also subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.

In addition, in December 2014, the U.S. Federal Trade Commission, or the FTC, resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete bi-annual independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our Daily Active Users and ARPU metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, we believe that there are individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we exclude those users and estimate their ages based on a sample of the self-reported ages we do have. If our Daily Active Users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor expectations.

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. For example, before June 2015, we used a third party that counted a Daily Active User when the application was opened or a notification was received via the application on any device. We now use an analytics platform that we developed and operate and we count a Daily Active User only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. Additionally, to align our pre-June 2015 Daily Active Users with this new methodology, we reduced our pre-June 2015 Daily Active Users by 4.8%, the amount by which we estimated the data generated by the third party was overstated. Since this adjustment is an estimate, the actual pre-June 2015 Daily Active Users may be higher or lower than our reported numbers. As a result, our metrics may not be comparable to prior periods.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Daily Active Users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we measure our Daily Active Users by calculating the daily average of users across the quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. For example, although Daily Active Users grew by 7% from 143 million Daily Active Users for the quarter ended June 30, 2016 to 153 million Daily Active Users for the quarter ended September 30, 2016, the growth in Daily Active Users was relatively flat in the latter part of the quarter ended September 30, 2016.

Mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of Snapchat could seriously harm our business and reputation.

Mobile malware, viruses, hacking, and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because of our prominence, we believe that we are an attractive target for these sorts of attacks. Although it is difficult to determine what, if any, harm may directly result from an interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may seriously harm our reputation and our ability to retain existing users and attract new users.

In addition, spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our products less user friendly. We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Our actions to combat spam may also require diversion of significant time and focus of our engineering team from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us.

Similarly, terror and other criminal groups may use our products to promote their goals and encourage users to engage in terror and other illegal activities. We expect that as more people use our products, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these groups will continue to seek ways to act inappropriately and illegally on Snapchat. Combating these groups requires our engineering team to divert significant time and focus from improving our products. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these groups, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, may require us to change our policies and procedures and, if we are not compliant, may seriously harm our business.

Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new products or services, such as Spectacles, by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;

•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain gross margins and operating margins;
•	system failures or breaches of security or privacy;
•	inaccessibility of Snapchat due to third-party actions;
•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs;
•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in business or macroeconomic conditions.

If we are unable to successfully grow our user base and further monetize our products, our business will suffer.

We have made, and are continuing to make, investments to enable users and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. If we are not successful in our efforts to grow our user base or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

•	we fail to increase or maintain Daily Active Users;
•	we fail to increase or maintain the amount of time spent on Snapchat or usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	partners do not create engaging content for users or renew their agreements with us;
•	advertisers do not continue to introduce engaging advertisements;
•	advertisers reduce their advertising on Snapchat;
•	we fail to maintain good relationships with advertisers or attract new advertisers; or
•	the content on Snapchat does not maintain or gain popularity.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of full-time employees increasing from 600 as of December 31, 2015 to 1,859 as of December 31, 2016. We expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base.

As our organization continues to grow and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance and seriously harm our business.

Our costs are growing rapidly, which could seriously harm our business or increase our losses.

Providing our products to our users is costly, and we expect our expenses, including those related to people and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure, and as we hire additional employees at a rapid pace to support potential future growth. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth of our revenue. We expect to continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses to grow and expand our operations and to remain competitive. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business.

Our business depends on our ability to maintain and scale our technology infrastructure. Any significant disruption to our service could damage our reputation, result in a potential loss of users and decrease in user engagement, and seriously harm our business.

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat continue to grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, terrorism, and other catastrophic events.

A substantial portion of our network infrastructure is provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes don’t align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. For example, we made, and expect to continue to make, significant investments to develop and launch Spectacles and we are not yet able to determine whether users will purchase or use Spectacles in the future. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, and our business could be seriously harmed.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed. If we need to license or acquire new intellectual property, we may incur substantial costs.

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors, and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions. In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open-source licenses and have made other technology we developed available under other open licenses, and we include open-source software in our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software unless and until we can re-engineer them to avoid infringement, which may be very costly. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. While we believe their claims are meritless, an unfavorable outcome in this litigation could seriously harm our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

If our users do not continue to contribute content or their contributions are not perceived as valuable to other users, we may experience a decline in user growth, retention, and engagement on Snapchat, which could result in the loss of advertisers and revenue.

Our success depends on our ability to provide Snapchat users with engaging content, which in part depends on the content contributed by our users. If users, including influential users such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets, and brands, do not continue to contribute engaging content to Snapchat, our user growth, retention, and engagement may decline. That, in turn, may impair our ability to maintain good relationships with our advertisers or attract new advertisers, which may seriously harm our business and financial performance.

Foreign government initiatives to restrict access to Snapchat in their countries could seriously harm our business.

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, or impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to Snapchat, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed. For example, access to Google, which currently powers our infrastructure, is restricted in China, and we do not know if we will be able to enter the market in a manner acceptable to the Chinese government.

Our users may increasingly engage directly with our partners instead of through Snapchat, which may negatively affect our advertising revenue and seriously harm our business.

We allow partners to display their advertisements on Snapchat. Using our products, some partners not only can interact directly with our users, but can also direct our users to content on the partner’s website directly. When users visit a partner’s website, we do not deliver advertisements to these websites. So, if our partners’ websites draw users away from Snapchat, the sort of user activity that generates advertising opportunities may decline, which could negatively affect our advertising revenue. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement on content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.

If events occur that damage our reputation and brand, our ability to expand our user base, advertisers, and partners may be impaired, and our business may be seriously harmed.

We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to expanding our user base, advertisers, and partners. Because many of our users join Snapchat on the invitation or recommendation of a friend or family member, one of our primary focuses is on ensuring that our users continue to view Snapchat and our brand favorably so that these referrals continue. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, novel, fun, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or require our users to agree to new terms of service related to new and existing products that users do not like, which may negatively affect our brand. Additionally, our partners’ actions may affect our brand if users do not appreciate what those partners do on Snapchat. In the past, we have experienced, and we expect that in the future we will continue to experience, media, legislative, and regulatory scrutiny of our decisions regarding user privacy or other issues, which may seriously harm our reputation and brand. We may also fail to adequately support the needs of our users, advertisers, or partners, which could erode confidence in our brand. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business may be seriously harmed.

Unfavorable media coverage could seriously harm our business.

We and our founders receive a high degree of media coverage globally. Unfavorable publicity regarding us, for example, our privacy practices, product changes, product quality, litigation, or regulatory activity, or regarding the actions of our partners or our users, could seriously harm our reputation. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or slower user growth rates, any of which could seriously harm our business.

If we are not successful in expanding and operating our business in international markets, we may need to lay off employees in those markets, which may seriously harm our reputation and business.

We have rapidly expanded to new international markets, including areas where we do not yet understand the full scope of commerce and culture. In connection with this rapid international expansion we have also hired new employees in many of these markets. This rapid expansion may:

•	impede our ability to continuously monitor the performance of our international employees;
•	result in hiring of employees who may not yet fully understand our business, products, and culture; and
•	cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.

These issues may eventually lead to layoffs of employees in these markets and may harm our ability to grow our business in these markets.

We have spent and anticipate spending substantial funds in connection with the tax liabilities on the settlement of RSUs. The manner in which we fund these tax liabilities may have an adverse effect on our financial condition.

Given the large number of RSUs that initially settled in connection with our IPO, we expended approximately $206.5 million in the three months ended March 31, 2017 to satisfy tax withholding and remittance obligations. To settle these RSUs, we net-settled the awards by delivering an aggregate of approximately 14.6 million shares of Class A common stock and Class B common stock to RSU holders and withholding an aggregate of approximately 12.1 million shares of Class A common stock and Class B common stock. We withheld and remitted income taxes at applicable statutory rates based on the then-current value of the underlying shares.

To fund the withholding and remittance obligations in the future, we may sell equity securities near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we withhold in connection with these net settlements, such that the newly issued shares should not be dilutive. However, in the event that we issue equity securities, we cannot assure you that we will be able to successfully match the proceeds to the amount of this tax liability. In addition, any such equity financing could result in a decline in our stock price. If we elect not to fully fund tax withholding and remittance obligations through the issuance of equity or we are unable to complete such an offering due to market conditions or otherwise, we may choose to borrow funds under our Credit Facility, use a substantial portion of our existing cash, or rely on a combination of these alternatives. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our Credit Facility, our interest expense and principal repayment requirements could increase significantly, which could have an adverse effect on our financial condition or results of operations.

Our products are highly technical and may contain undetected software bugs or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.

Our products are highly technical and complex. Snapchat and Spectacles, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that physically harms a user. We offer a limited one-year warranty in the United States and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

We could also face claims for product liability, tort, or breach of warranty. In addition, our product contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

As our business expands, we may offer credit to our partners to stay competitive, and as a result we may be exposed to credit risk of some of our partners, which may seriously harm our business.

As our business continues to grow and expand, we may decide to engage in business with some of our partners on an open credit basis. While we may monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future, especially as we expand our business internationally and engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

We may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

It is possible that a regulatory inquiry might force us to change our policies or practices. And were we to violate existing or future regulatory orders or consent decrees, we might incur substantial monetary fines and other penalties that could seriously harm our business. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete bi-annual independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business. Similarly, we may be subject to additional general inquiries from time to time, which may seriously harm our business.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. From time to time, we receive letters from patent holders alleging that some of our products infringe their patent rights and from trademark holders alleging infringement of their trademark rights. We have been subject to litigation with respect to third-party patents, trademarks, and other intellectual property and we expect to continue to be subject to intellectual property litigation.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, or DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing, or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto Snapchat by third parties. And the fair-use doctrine (and related doctrines in other countries) limits our potential liability for featuring third-party intellectual property content produced by Snap Inc. for purposes such as reporting, commentary, and parody. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. Moreover, some of them provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users, many of which claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, the plaintiffs in class-action cases filed against us typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business could be seriously harmed. Although the results of lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters that we currently face will seriously harm our business. However, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

We do not have manufacturing capabilities and depend on a single contract manufacturer. If we encounter problems with this contract manufacturer or if the manufacturing process stops or is delayed for any reason, we may not deliver our hardware products, such as Spectacles, to our customers on time, which may seriously harm our business.

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on one contract manufacturer to build Spectacles. Our contract manufacturer is vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturer’s quality systems and controls, and therefore must rely on our manufacturer to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

Components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

We rely on third-party component suppliers to provide some of the functionalities needed to operate and use our products, such as Spectacles. Any errors or defects in that third-party technology could result in errors in our products that could seriously harm our business. If these components have a manufacturing, design, or other defect, they can cause our products to fail and render them permanently inoperable. For example, the typical means by which our Spectacles product connects to mobile devices is by way of a Bluetooth transceiver located in the Spectacles product. If the Bluetooth transceiver in our Spectacles product were to fail, it would not be able to connect to a user’s mobile device and Spectacles would not be able to deliver any content to the mobile device and the Snapchat application. As a result, we would have to replace these products at our sole cost and expense. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products could seriously harm our business.

The FDA and other state and foreign regulatory agencies regulate Spectacles. We may develop future products that are regulated as medical devices by the FDA. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry. Unless there is an exemption, we must obtain regulatory approval from the FDA and corresponding agencies before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring FDA reporting, if we fail to comply with applicable FDA and other state or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, product recalls, or failure to obtain FDA or other regulatory clearances or approvals.

Our offices are dispersed in various cities, and we do not have a designated headquarters office, which may negatively affect employee morale and could seriously harm our business.

We have many offices, both domestic and abroad, with our principal offices being located in Venice, California. But we do not have one designated headquarters office in Venice; we instead have many office buildings that are dispersed throughout the city. This diffuse structure may prevent us from fostering positive employee morale and encouraging social interaction among our employees and different business units. Moreover, because our office buildings are dispersed throughout the area, we may be unable to adequately oversee employees and business functions. If we cannot compensate for these and other issues caused by this geographically dispersed office structure, we may lose employees, which could seriously harm our business.

We may face lawsuits or incur liability based on information retrieved from or transmitted over the internet and then posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that appears on Snapchat. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business could be seriously harmed.

We plan to continue expanding our operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 20 languages, and we have offices in more than five countries. We plan to enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, and economic instability;
•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;
•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;
•	fluctuations in currency exchange rates;
•	higher levels of credit risk and payment fraud;
•	complying with tax requirements of multiple jurisdictions;
•	enhanced difficulties of integrating any foreign acquisitions;
•

complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;

•	reduced protection for intellectual-property rights in some countries;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
•	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;
•	import and export restrictions and changes in trade regulation;
•	complying with statutory equity requirements;
•	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our business could be seriously harmed.

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies could seriously harm our business.

Reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we maintain outside the United States. Due to the large and expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to our United Kingdom subsidiary and intend to base a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

We plan to continue to make acquisitions, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

In addition, on average, it has historically taken us approximately one year after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could seriously harm our business.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A common stock to fund an acquisition would cause economic dilution to existing stockholders but not voting dilution. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

If we default on our credit obligations, our operations may be interrupted and our business could be seriously harmed.

We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes, such as funding our tax-withholding and remittance obligations in connection with settling RSUs. If we default on these credit obligations, our lenders may:

•	require repayment of any outstanding amounts drawn on our Credit Facility;
•	terminate our Credit Facility; and
•	require us to pay significant damages.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our Credit Facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the Credit Facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our Credit Facility and any future financing agreements that we may enter into to become immediately due and payable. For more information on our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may have exposure to greater-than-anticipated tax liabilities, which could seriously harm our business.

Our income tax obligations are based on our corporate operating structure and third-party and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or transfer pricing, which could increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business. Taxing authorities may also determine that the manner in which we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes we pay and seriously harm our business. In addition, our future income taxes could fluctuate because of earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements for such period or periods and may seriously harm our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could seriously harm our business.

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $73.7 million and state net operating loss carryforwards of approximately $146.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could seriously harm our business.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2017 and December 31, 2016, we had recorded a total of $412.0 million and $395.1 million, respectively, of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

We cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

We have incurred net losses and negative cash flow from operations for all prior periods, and we may not achieve or maintain profitability. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

Payment transactions using Snapcash or future products may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with and could seriously harm our business.

Our users can use Snapchat to send cash to other users using our Snapcash feature. Depending on how our Snapcash product evolves or whether we develop additional commerce products in the future, we may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including those governing money transmission, gift cards, and other prepaid access instruments, electronic funds transfers, anti-money laundering, counter-terrorist financing, gambling, banking and lending, and import and export restrictions. Although we currently use the service of a third party to provide the Snapcash feature, these laws may apply to us in some jurisdictions. To increase flexibility in how our use of Snapcash may evolve and to mitigate regulatory uncertainty, we may be required to apply for certain money-transmitter licenses in the United States, which may generally require us to demonstrate compliance with many domestic laws in these areas. Our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we are found to violate any of these legal or regulatory requirements, we may be subject to monetary fines or other penalties, such as a cease-and-desist order, or we may be required to make product changes, any of which could seriously harm our business. Moreover, the Snapcash product is not enabled on Snapchat by default, and our users must manually enable the feature within the application, which may prevent the Snapcash product from gaining traction with our users or becoming a material part of our business. We have not recognized revenue related to Snapcash to date.

In addition, we may be subject to a variety of additional risks as a result of Snapcash, including:

•	increased costs and diversion of management time and effort and other resources to deal with bad transactions or customer disputes;
•	potential fraudulent or otherwise illegal activity by users or third parties;
•	restrictions on the investment of consumer funds used to make Snapcash transactions; and
•	additional disclosure and reporting requirements.

If any of these risks occurs, our business may be seriously harmed.

Risks Related to Ownership of Our Class A Common Stock

Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. Mr. Spiegel and Mr. Murphy control approximately 89.0% of our voting power and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, and to fund employee equity incentive programs, could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, no other public company has listed only non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock as compared to the market price were we to sell voting stock in this offering, or will result in adverse publicity or other adverse consequences. In addition, some indexes are considering whether to exclude non-voting stock, like our Class A common stock, from their membership. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Because our Class A common stock is non-voting, we and our stockholders are exempt from certain provisions of U.S. securities laws. This may limit the information available to holders of our Class A common stock.

Because our Class A common stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE that are customarily included in a proxy statement will be included in our Form 10-K, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $18.90 to $29.44 through March 31, 2017. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our user growth, retention, engagement, revenue, or other operating results;
•	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•	our plans to not provide quarterly or annual financial guidance or projections;
•

any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;

•

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	whether investors or analysts view our stock structure unfavorably, particularly our non-voting Class A common stock and the significant voting control of our co-founders;
•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy RSU-related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
•	changes in operating performance and stock market valuations of technology companies in our industry, including our partners and competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•

our amended and restated certificate of incorporation provides for a tri-class capital stock structure. As a result of this structure, Mr. Spiegel and Mr. Murphy control all stockholder decisions. As a result of Mr. Spiegel’s RSU award, Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If they vote together, they will have control over all stockholder matters. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class A common stock dividend, and any future issuances of Class A common stock dividends, could have the effect of prolonging the influence of Mr. Spiegel and Mr. Murphy on the company;

•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates; and
•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

An active trading market for our Class A common stock may not be sustained.

Our Class A common stock is listed on the NYSE under the symbol “SNAP.” However, we cannot assure you that an active trading market for our Class A common stock will be sustained or maintained. In addition, we cannot assure you that the liquidity of any trading market will provide you the ability to sell your shares of our Class A common stock when or at prices that you desire.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our Class A common stock could decline. Based on shares outstanding as of March 31, 2017, we had outstanding a total of 682.0 million shares of Class A common stock, 281.0 million shares of Class B common stock, and 215.9 million shares of Class C common stock. Of these shares, until the expiration of the lock-up, only the shares of Class A common stock sold in our IPO are freely tradable, without restriction, in the public market. Each of our directors, executive officers, and other holders of substantially all our outstanding shares have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our IPO will expire on July 29, 2017. We anticipate that the scheduled trading window closure for the second quarter will begin at the end of the day on June 10, 2017 and open after the first full trading day following our announcement of earnings for that quarter. However, either Morgan Stanley & Co. LLC or Goldman, Sachs & Co., our lead underwriters in the IPO, may, in its sole discretion, waive the contractual lock-up before the lock-up agreements expire.

After the lock-up agreements expire, all 1,157,270,170 shares outstanding as of December 31, 2016 will be eligible for sale in the public market, of which 559,668,031 shares are held by directors, executive officers, and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, 175,832,771 shares of Class A common stock and 49,766,414 shares of Class B common stock are subject to outstanding stock options and RSUs as of December 31, 2016, and outstanding RSUs and stock options to purchase an aggregate of 27,255,247 shares of Class A common stock and no shares of Class B common stock were granted subsequent to December 31, 2016. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements, and Rules 144 and 701 of the Securities Act. We filed a registration statement on Form S-8 under the Securities Act covering all the shares of Class A common stock subject to outstanding stock options or otherwise reserved for issuance under our Stock Plans, as well as shares of Class A common stock issuable on conversion of Class B common stock. Shares covered by the Form S-8 registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any lock-up agreements described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume to decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We can continue to be an emerging growth company for up to five years following our IPO. However, so long as our Class A common stock remains both non-voting and our only publicly traded class of stock, we will not be subject to the requirements of holding nonbinding advisory votes on executive compensation and any golden parachute payments because we would not be subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, mandating advisory votes. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.7 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of our IPO.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases. In addition, our Credit Facility includes restrictions on our ability to pay cash dividends.

We have previously identified material weaknesses in our internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

We are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls, subject to any exemptions that we avail ourselves to under the JOBS Act. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing internal control over financial reporting required to comply with this obligation. That process is time-consuming, costly, and complicated.

We and our prior independent registered public accounting firm, PricewaterhouseCoopers LLP, identified material weaknesses in our internal control over financial reporting, for the year ended December 31, 2014, related to the lack of sufficient qualified accounting personnel, which led to incorrect application of generally accepted accounting principles, insufficiently designed segregation of duties, and insufficiently designed controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. As of December 31, 2015, we have implemented controls sufficient to remediate the material weaknesses. Our remediation efforts are complete and we did not incur any material costs.

If we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or the SEC, and other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2017 through March 1, 2017, we issued and sold to our employees, consultants, and other service providers an aggregate of unregistered 1,907,799 shares of Class A common stock and 1,907,799 shares of Class B common stock under our 2012 Plan and our 2014 Plan at per share exercise prices ranging from $0.054 to $0.99.

From January 1, 2017 through March 1, 2017, we granted to our officers and employees an aggregate of 27,255,246 RSUs to be settled in shares of our Class A common stock under our 2014 Plan.

The sales of the above securities were exempt from registration under the Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds for Initial Public Offering of Class A Common Stock

On March 1, 2017, our Registration Statement on Form S-1 (File No. 333-215866) was declared effective by the SEC for our initial public offering of Class A common stock, pursuant to which we sold an aggregate of 160,349,765 shares of our Class A common stock at a public offering price of $17.00 per share, for aggregate net proceeds of approximately $2.6 billion, after deducting underwriter discounts and commissions paid by us of approximately $68.1 million and other offering expenses of approximately $14.7 million. The offering commenced on March 1, 2017 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. The net offering proceeds have been invested in highly liquid U.S. government and agency securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. Morgan Stanley, Goldman, Sachs & Co., J.P. Morgan, Deutsche

Bank Securities, Barclays, Credit Suisse, and Allen & Company LLC acted as book-running managers for the initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.	S-1	333-215866	3.4	February 2, 2017

10.1+	Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.8	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.9	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.10	February 2, 2017

10.4+	Snap Inc. 2017 Employee Stock Purchase Plan.	S-1	333-215866	10.11	February 2, 2017

10.5#	Google Cloud Platform License Agreement, by and between Snap Inc. and Google Inc. dated January 30, 2017.	S-1	333-215866	10.20	February 2, 2017

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14/Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INC.

Date: May 10, 2017	/s/ Evan Spiegel
Evan Spiegel
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Andrew Vollero
Andrew Vollero
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.	S-1	333-215866	3.4	February 2, 2017

10.1+	Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.8	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.9	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.	S-1	333-215866	10.10	February 2, 2017

10.4+	Snap Inc. 2017 Employee Stock Purchase Plan.	S-1	333-215866	10.11	February 2, 2017

10.5#	Google Cloud Platform License Agreement, by and between Snap Inc. and Google Inc. dated January 30, 2017.	S-1	333-215866	10.20	February 2, 2017

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14/Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.