Form 10-Q
period 2017-06-30
Snap Inc
filed 2017-08-11
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	811,114,684 shares outstanding as of July 31, 2017
Class B common stock, $0.00001 par value	170,151,989 shares outstanding as of July 31, 2017
Class C common stock, $0.00001 par value	215,887,848 shares outstanding as of July 31, 2017

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investor.snap.com), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including Snapchat and our website, to communicate with our members and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. For example, before June 2015, we used a third party that counted a Daily Active User when the application was opened or a notification was received via the application on any device. We now use an analytics platform that we developed and operate and we count a Daily Active User only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, and thus is a Daily Active User. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$501,677	$150,121
Marketable securities	2,295,919	837,247
Accounts receivable, net of allowance	171,525	162,659
Prepaid expenses and other current assets	77,777	29,958
Total current assets	3,046,898	1,179,985
Property and equipment, net	128,031	100,585
Intangible assets, net	136,005	75,982
Goodwill	502,825	319,137
Other assets	61,715	47,103
Total assets	$3,875,474	$1,722,792
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,770	$8,419
Accrued expenses and other current liabilities	240,539	148,325
Total current liabilities	258,309	156,744
Other liabilities	76,258	47,134
Total liabilities	334,567	203,878
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible voting preferred stock, Series A, A-1, and B, $0.00001 par value. No shares and 146,962 shares authorized, issued, and outstanding at June 30, 2017 and December 31, 2016, respectively. Liquidation preference of $95,175 at December 31, 2016.	—	1
Convertible non-voting preferred stock, Series C, $0.00001 par value. No shares and 16,000 shares authorized, issued, and outstanding at June 30, 2017 and December 31, 2016, respectively. Liquidation preference of $54,543 at December 31, 2016.	—	—
Convertible non-voting preferred stock, Series D, E, and F, $0.00001 par value. No shares and 83,851 shares authorized, issued, and outstanding at June 30, 2017 and December 31, 2016, respectively.	—	2
Series FP convertible voting preferred stock, $0.00001 par value. No shares and 260,888 shares authorized at June 30, 2017 and December 31, 2016, respectively. No shares and 215,888 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	—	2
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 682,588 shares issued and outstanding at June 30, 2017, and 1,500,000 shares authorized, 504,902 shares issued and outstanding at December 31, 2016.	7	5
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 281,526 shares issued and outstanding at June 30, 2017, and 1,500,000 shares authorized, 31,469 shares issued and outstanding at December 31, 2016.	3	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 215,888 shares issued and outstanding at June 30, 2017, and 260,888 shares authorized and no shares issued and outstanding at December 31, 2016.	2	—
Additional paid-in capital	7,400,842	2,728,823
Accumulated other comprehensive income (loss)	3,590	(2,057)
Accumulated deficit	(3,863,537)	(1,207,862)
Total stockholders’ equity	3,540,907	1,518,914
Total liabilities and stockholders’ equity	$3,875,474	$1,722,792

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$181,671	$71,798	$331,319	$110,596
Costs and expenses:
Cost of revenue	152,148	94,757	315,506	170,530
Research and development	255,735	36,052	1,061,583	64,150
Sales and marketing	90,903	24,587	310,636	39,324
General and administrative	131,903	32,261	1,306,379	56,272
Total costs and expenses	630,689	187,657	2,994,104	330,276
Loss from operations	(449,018)	(115,859)	(2,662,785)	(219,680)
Interest income	6,349	871	8,773	1,230
Interest expense	(998)	—	(1,693)	—
Other income (expense), net	786	(939)	973	(1,932)
Loss before income taxes	(442,881)	(115,927)	(2,654,732)	(220,382)
Income tax benefit (expense)	(212)	33	2,802	(88)
Net loss	$(443,093)	$(115,894)	$(2,651,930)	$(220,470)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 2):
Basic	$(0.36)	$(0.14)	$(2.43)	$(0.28)
Diluted	$(0.36)	$(0.14)	$(2.43)	$(0.28)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(443,093)	$(115,894)	$(2,651,930)	$(220,470)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(772)	310	(896)	398
Foreign currency translation	5,997	510	6,543	486
Total other comprehensive income (loss), net of tax	5,225	820	5,647	884
Total comprehensive income (loss)	$(437,868)	$(115,074)	$(2,646,283)	$(219,586)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,651,930)	$(220,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,035	11,045
Stock-based compensation	2,237,149	10,280
Deferred income taxes	(1,765)	(204)
Other	(1,672)	2,018
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(8,209)	(24,042)
Prepaid expenses and other current assets	(47,835)	(8,236)
Other assets	(10,108)	(1,543)
Accounts payable	9,317	(240)
Accrued expenses and other current liabilities	82,190	3,369
Other liabilities	3,257	1,372
Net cash used in operating activities	(364,571)	(226,651)
Cash flows from investing activities
Purchases of property and equipment	(37,358)	(28,873)
Purchases of intangible assets	(7,720)	(562)
Non-marketable investments	(7,530)	(4,070)
Cash paid for acquisitions, net of cash acquired	(224,176)	(50,936)
Issuance of notes receivable from officers/stockholders	—	(15,000)
Purchases of marketable securities	(2,742,370)	(967,402)
Sales of marketable securities	237,095	79,075
Maturities of marketable securities	1,047,479	9,500
Change in restricted cash	9,899	(5,068)
Net cash used in investing activities	(1,724,681)	(983,336)
Cash flows from financing activities
Proceeds from the exercise of stock options	783	—
Stock repurchases from employees for tax withholdings	(208,407)	—
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	2,657,797	—
Proceeds from issuances of preferred stock, net of issuance costs	—	1,157,147
Payments of initial public offering issuance costs	(9,365)	—
Net cash provided by financing activities	2,440,808	1,157,147
Change in cash and cash equivalents	351,556	(52,840)
Cash and cash equivalents, beginning of period	150,121	640,810
Cash and cash equivalents, end of period	$501,677	$587,970
Supplemental disclosures
Cash paid for income taxes	$5,490	$4
Supplemental disclosures of non-cash activities
Issuance of Class B common stock related to acquisitions	$—	$13,097
Purchase consideration liabilities related to acquisitions	$11,242	$6,000
Construction in progress related to financing lease obligations	$683	$761
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(3,743)	$(404)

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We plan to adopt ASU 2017-01 effective January 1, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three and six months ended June 30, 2017 and 2016 our potential dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the 2016 periods, shares of convertible Series A, A-1, B, and C preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,						Six Months Ended June 30,
	2017			2016			2017			2016
	(in thousands, except per share data)
	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)
Numerator:
Net loss	$(248,613)	$(102,730)	$(91,750)	$(70,050)	$(14,744)	$(31,100)	$(1,524,926)	$(543,768)	$(583,236)	$(133,924)	$(25,314)	$(61,232)
Net loss attributable to common stockholders	$(248,613)	$(102,730)	$(91,750)	$(70,050)	$(14,744)	$(31,100)	$(1,524,926)	$(543,768)	$(583,236)	$(133,924)	$(25,314)	$(61,232)
Denominator:
Basic shares:
Weighted-average common shares - Basic	686,456	283,651	253,336	487,398	102,591	216,390	627,209	223,654	239,888	474,784	89,742	217,078
Diluted shares:
Weighted-average common shares - Diluted	686,456	283,651	253,336	487,398	102,591	216,390	627,209	223,654	239,888	474,784	89,742	217,078
Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.36)	$(0.36)	$(0.14)	$(0.14)	$(0.14)	$(2.43)	$(2.43)	$(2.43)	$(0.28)	$(0.28)	$(0.28)
Diluted	$(0.36)	$(0.36)	$(0.36)	$(0.14)	$(0.14)	$(0.14)	$(2.43)	$(2.43)	$(2.43)	$(0.28)	$(0.28)	$(0.28)

(1)	Class A common stock includes the issuance of 160.3 million shares of Class A common stock issued by us in connection with our IPO.
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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2017	2016
	(in thousands)
Convertible voting preferred stock, Series A, A-1 and B	—	146,962
Convertible non-voting preferred stock, Series C	—	16,000
Stock options	39,496	43,896
Unvested RSUs not subject to a performance condition	177,400	254
Shares subject to repurchase	—	949

3. Stockholders’ Equity

We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (“2017 Plan”), the 2014 Equity Incentive Plan (“2014 Plan”), and the 2012 Equity Incentive Plan (“2012 Plan”, and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017 our stockholders approved the 2017 Plan, effective on March 1, 2017, which serves as the successor to the 2014 Plan and

2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. We do not expect to grant any additional awards under the 2014 Plan or 2012 Plan as of the effective date of the 2017 Plan, other than awards for up to 2,500,000 shares of Class A common stock to our employees and consultants in France under the 2014 Plan. Outstanding awards under the 2014 Plan and 2012 Plan continue to be subject to the terms and conditions of the 2014 Plan and 2012 Plan, respectively. Shares available for grant under the 2014 Plan and 2012 Plan, which were reserved but not issued or subject to outstanding awards under the 2014 Plan or 2012 Plan, respectively, as of the effective date of the 2017 Plan, were added to the reserves of the 2017 Plan.

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

The following table summarizes the RSU award activity under the Stock Plans during the six months ended June 30, 2017:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2016	152,114	28,581	$15.50
Granted	39,700	—	$17.41
Vested	(25,210)	(13,981)	$14.99
Forfeited	(3,536)	(268)	$15.51
Unvested at June 30, 2017	163,068	14,332	$16.04

Total unrecognized compensation cost related to Pre-2017 RSUs was $1.0 billion as of June 30, 2017 and is expected to be recognized over a weighted-average period of 2.9 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $597.4 million as of June 30, 2017 and is expected to be recognized over a weighted-average period of 5.3 years. The service condition is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years.

For the six months ended June 30, 2017, for RSUs issued to employees, we withheld 12.3 million shares of common stock (“net settlement”) and remitted $208.4 million in cash to meet the related tax withholding requirements on behalf of our employees. In July 2017, we withheld an additional 7.8 million shares of common stock and remitted approximately $105.0 million in cash to satisfy the related tax withholding requirements on behalf of our employees. We will continue to evaluate the net settlement of RSUs that vest in the future.

The table below presents stock option awards that entitle the holder to an additional share of Class A common stock on exercise. The total stock options granted and underlying common stock fair value do not give effect to the additional Class A common stock. The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2017:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2016	1,266	21,186	$2.26	6.97	$682,565
Granted	—	—	$—	—	$—
Exercised	(4)	(2,700)	$0.29	—	$—
Forfeited	—	—	$—	—	$—
Outstanding at June 30, 2017	1,262	18,486	$2.53	6.47	$651,879

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of our common stock as of December 31, 2016 or the closing market price of our Class A common stock as of June 30, 2017.

Total unrecognized compensation cost related to stock options was $37.0 million as of June 30, 2017 and is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$2,223	$128	$21,931	$282
Research and development	163,848	2,700	881,928	5,348
Sales and marketing	20,558	553	180,284	1,328
General and administrative	58,399	1,361	1,153,006	3,322
Total	$245,028	$4,742	$2,237,149	$10,280

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

4. Business Acquisitions

Zenly SAS

In May 2017, we acquired Zenly SAS, a company that develops a location-based social media application that allows users to see where their friends are on a map. The purpose of the acquisition was to enhance the functionality of our platform. The total consideration paid was $213.3 million in cash, of which $196.1 million represents purchase consideration and includes $186.8 million in cash paid to the sellers and $9.3 million of liabilities due to the sellers. The remaining $17.2 million of total consideration transferred represents compensation for future employment services. The allocation of purchase price is preliminary and is subject to additional information related to the liabilities that existed as of the acquisition date.

The preliminary allocation of the total purchase consideration for this acquisition is estimated as follows:

Total
(in thousands)
Cash	$22,610
Technology	23,000
Goodwill	154,353
Net deferred tax liability	(2,418)
Other assets acquired and liabilities assumed, net	(1,428)
Total	$196,117

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Other Acquisitions

In June 2017, we acquired a component of a business from a social advertising software company that was integrated with our existing advertising platform and adds advertising tools and creative solutions to our advertising customers. In addition, in March 2017, we acquired all outstanding shares of a company that operates a cloud hosted platform for building content online. The company was acquired to enhance the functionality of our platform. The total purchase consideration for these acquisitions was $62.1 million, which included $60.2 million in cash and $1.9 million recorded in other liabilities on the consolidated balance sheets.

The allocation of the total purchase consideration for the above acquisitions is as follows:

Total
(in thousands)
Technology	$39,000
Customer relationships	500
Goodwill	24,135
Net deferred tax liability	(1,710)
Other assets acquired and liabilities assumed, net	200
Total	$62,125

The goodwill amount represents synergies related to our existing platform expected to be realized from these business combinations and assembled workforce. Of the technology intangible assets and goodwill in the above table, $30.5 million and $11.5 million is deductible for tax purposes, respectively.

Additional Information on 2017 Acquisitions

For all acquisitions in 2017, we provided for a combined $122.5 million in the form of RSUs to certain continuing employees of the companies in exchange for future service.

In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2016	$319,137
Goodwill acquired	178,488
Foreign currency translation	5,200
Balance as of June 30, 2017	$502,825

Intangible assets consisted of the following:

	June 30, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.4	$5,031	$2,669	$2,362
Trademarks	2.1	3,072	2,086	986
Acquired developed technology	5.0	146,041	29,587	116,454
Customer relationships	0.9	2,136	1,185	951
Patents	8.3	17,150	1,898	15,252
		$173,430	$37,425	$136,005

	December 31, 2016
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	3.0	$5,000	$2,157	$2,843
Trademarks	2.6	3,072	1,829	1,243
Non-compete agreements	0.3	243	226	17
Acquired developed technology	4.1	83,137	20,569	62,568
Customer relationships	1.0	3,752	2,569	1,183
Patents	9.2	9,450	1,322	8,128
		$104,654	$28,672	$75,982

Amortization of intangible assets was $5.8 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $11.2 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2017	$15,758
2018	30,476
2019	27,435
2020	22,210
2021	16,597
Thereafter	23,529
Total	$136,005

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2017 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of June 30, 2017, are as follows:

Operating Leases
(in thousands)
Remainder of 2017	$17,686
2018	45,200
2019	55,064
2020	55,486
2021	54,652
Thereafter	182,357
Total minimum lease payments	$410,445

Operating lease expenses for the three months ended June 30, 2017 and 2016 were $11.8 and $5.7, respectively, and $24.7 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively.

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of June 30, 2017. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of June 30, 2017, are as follows:

Financing Leases
(in thousands)
Remainder of 2017	$2,340
2018	4,726
2019	4,796
2020	4,947
2021	5,092
Thereafter	25,953
Total minimum lease payments	$47,854

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of June 30, 2017, $15.7 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

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

We also have various other non-cancelable contractual commitments related to purchase agreements. Approximately $29.0 million of our other purchase commitments relate to hardware inventory commitments, consistent with our forecasted demand. Our assumptions of future demand for our products are inherently uncertain.

The future minimum contractual commitment including commitments less than one year, as of June 30, 2017 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2017	$297,776
2018	537,901
2019	602,492
2020	675,000
2021	750,000
Thereafter	33,333
Total minimum commitments	$2,896,502

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

Beginning in May 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock, alleging violation of securities laws in connection with our IPO. Management believes these lawsuits are without merit and intend to vigorously defend them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.

The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matters described above, it is not possible to estimate the reasonably possible loss or range of loss.

We are subject to various other legal proceedings and claims in the ordinary course of business, including certain patent, trademark, and privacy matters. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of our other pending matters will seriously harm our business, financial condition, results of operations, and cash flows.

Settlement

In September 2014, two individuals filed a lawsuit against us and our two founders in the Superior Court of California for Los Angeles County. The complaint alleged two causes of action—common-law right of publicity and statutory right of publicity—based on allegations that the defendants improperly used the plaintiffs’ images in promoting Snapchat for Android. In May 2017, the parties entered into a settlement agreement that resolved all claims among the parties. The settlement was not material. In June 2017, the parties filed a stipulation of dismissal with the court.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2017. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2017.

7. Fair Value Measurements

We determine the fair value of our marketable securities using quoted market prices. The following table sets forth our financial assets as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value
	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents
Cash	$163,285	$150,121
U.S. government securities	220,506	—
U.S. government agency securities	117,886	—
Total cash and cash equivalents	$501,677	$150,121
Marketable securities
U.S. government securities	$1,684,882	$505,333
U.S. government agency securities	611,037	331,914
Total marketable securities	$2,295,919	$837,247

Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 were not material. The amortized cost of U.S. government securities with maturities less than one year was $1.7 billion and $502.4 million as of June 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government securities with maturities between one and five years was zero and $3.0 million as of June 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities of less than a year was $593.2 million and $284.7 million as of June 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities between one and five years was $17.9 million and $47.2 million as of June 30, 2017 and December 31, 2016, respectively.

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

Income taxes were an expense of $0.2 million and a benefit of $2.8 million for the three and six months ended June 30, 2017, respectively, as compared to a tax benefit of $0.03 million and an expense of $0.09 million for the three and six months ended June 30, 2016, respectively. The income tax benefit for the six months ended June 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2016	$44	$(2,101)	$(2,057)
OCI before reclassifications (1)	(903)	6,543	5,640
Amounts reclassified from AOCI (2)	7	—	7
Net current period OCI	(896)	6,543	5,647
Balance at June 30, 2017	$(852)	$4,442	$3,590

(1)	The associated income tax effects for gains / losses on marketable securities were not material.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Geographic Information

Revenue by geography is based on the billing address of the advertiser. The following tables list revenue and property and equipment, net by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
United States	$145,661	$63,389	$269,421	$99,053
Rest of the world (1)	36,010	8,409	61,898	11,543
Total revenue	$181,671	$71,798	$331,319	$110,596

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Property and equipment, net:
United States	$110,932	$98,254
Rest of the world (1)	17,099	2,331
Total property and equipment, net	$128,031	$100,585

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

11. Subsequent Events

In July 2017, we acquired an advertising measurement services company for $135.2 million in cash. The company was acquired to enhance advertising effectiveness. We are currently in the process of valuing the assets acquired and liabilities assumed in the transaction. Results of operations for the acquired company will be included in our consolidated financial statements from the date of acquisition.

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

Executive Overview of Second Quarter Results

Our key user metrics and financial results for the second quarter of 2017 are as follows:

User Metrics

•	Daily Active Users, or DAUs, were 173 million, as compared to 143 million in the previous year, an increase of 30.5 million or 21% year-over-year.
•	Average revenue per user, or ARPU, was $1.05, as compared to $0.50 in the second quarter of 2016.

Financial Results

•	Revenue was $181.7 million, an increase of 153% year-over-year.
•	Total costs and expenses were $630.7 million.
•	Loss from operations was $449.0 million.
•	Net loss was $443.1 million with diluted loss per share of $(0.36).
•	Adjusted EBITDA was $(194.0) million.
•	Cash used in operations was $209.6 million and Free Cash Flow was $(228.9) million.
•	Capital expenditures were $19.4 million.
•	Cash, cash equivalents, and marketable securities were $2.8 billion as of June 30, 2017.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. Our products empower people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that was created to help people communicate through short videos and images. We call each of those short videos or images a Snap. On average, 173 million people use Snapchat daily, and over 3.0 billion Snaps are created every day. On average, our users visit Snapchat more than 20 times per day and spend over 30 minutes on Snapchat every day.

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

We averaged 173 million DAUs across the quarter, as compared to 143 million in the second quarter of 2016, an increase of 21%. The majority of that growth continues to be driven by core markets like North America and Europe.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters. While our advertising business is still in its early stages, it has grown rapidly. In the three months ended June 30, 2017, we recorded revenue of $181.7 million as compared to revenue of $71.8 million for the same period in 2016, representing a 153% year-over-year increase. In the six months ended June 30, 2017, we recorded revenue of $331.3 million as compared to revenue of $110.6 million for the same period in 2016, a 200% year-over-year increase.

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

ARPU was $1.05 in the second quarter of 2017, up from $0.50 a year ago and $0.90 in the first quarter of 2017. In North America, ARPU was $1.97, 88% higher than our global average. We believe North America remains a leading indicator for the scale potential of our business.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$181,671	$71,798	$331,319	$110,596
Loss from operations	(449,018)	(115,859)	(2,662,785)	(219,680)
Net loss	(443,093)	(115,894)	(2,651,930)	(220,470)
Adjusted EBITDA(1)	(193,990)	(105,121)	(382,233)	(198,355)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools. We sell advertising directly to advertisers, referred to as Snap-sold revenue. Certain partners that provide content on Snapchat, or content partners, also sell directly to advertisers, referred to as partner-sold revenue. We report Snap-sold revenue on a gross basis and partner-sold revenue on a net basis. Currently, our Sponsored Creative Tools, which include Sponsored Lenses and Sponsored Geofilters, are only Snap-sold. For the three months ended June 30, 2017 and 2016, approximately 93% and 88% of our advertising revenue was Snap-sold, respectively, and approximately 7% and 12% of our advertising revenue was partner-sold, respectively. For the six months ended June 30, 2017 and 2016, approximately 93% and 89% of our advertising revenue was Snap-sold, respectively, while approximately 7% and 11% was partner-sold, respectively. Snap Ads, whether Snap-sold or partner-sold, may be subject to revenue sharing arrangements between us and the content partner.

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

Interest Expense

Interest expense consists primarily of interest on build-to-suit lease financing obligations and commitment fees and amortization of financing costs related to our revolving credit facility.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$181,671	$71,798	$331,319	$110,596
Costs and expenses(1) (2):
Cost of revenue	152,148	94,757	315,506	170,530
Research and development	255,735	36,052	1,061,583	64,150
Sales and marketing	90,903	24,587	310,636	39,324
General and administrative	131,903	32,261	1,306,379	56,272
Total costs and expenses	630,689	187,657	2,994,104	330,276
Loss from operations	(449,018)	(115,859)	(2,662,785)	(219,680)
Interest income	6,349	871	8,773	1,230
Interest expense	(998)	—	(1,693)	—
Other income (expense), net	786	(939)	973	(1,932)
Loss before income taxes	(442,881)	(115,927)	(2,654,732)	(220,382)
Income tax benefit (expense)	(212)	33	2,802	(88)
Net loss	$(443,093)	$(115,894)	$(2,651,930)	$(220,470)
Adjusted EBITDA(3)	$(193,990)	$(105,121)	$(382,233)	$(198,355)

(1)	Stock-based compensation and related payroll tax expense included in above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation and related payroll tax expense:
Cost of revenue	$2,223	$128	$22,249	$282
Research and development	163,848	2,700	885,977	5,348
Sales and marketing	20,558	553	181,500	1,327
General and administrative	55,814	1,361	1,165,791	3,323
Total	$242,443	$4,742	$2,255,517	$10,280

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,970	$99	$4,639	$169
Research and development	5,983	4,164	11,738	7,776
Sales and marketing	1,589	236	4,189	386
General and administrative	2,043	1,497	4,469	2,714
Total	$12,585	$5,996	$25,035	$11,045

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	84	132	95	154
Research and development	141	50	320	58
Sales and marketing	50	34	94	36
General and administrative	73	45	394	51
Total costs and expenses	347	261	904	299
Loss from operations	247	161	804	199
Interest income	3	1	3	1
Interest expense	1	—	1	—
Other income (expense), net	—	1	—	2
Loss before income taxes	244	161	801	199
Income tax benefit (expense)	—	—	1	—
Net loss	244%	161%	800%	199%

Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue	$181,671	$71,798	$331,319	$110,596
Revenue as a dollar change		$109,873		$220,723
Revenue as a percentage change		153%		200%

Revenue for the three months ended June 30, 2017 increased $109.9 million compared to the same period in 2016. Revenue was $331.3 million for the six months ended June 30, 2017, as compared to $110.6 million for the same period in 2016. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand across our product offerings, our growing sales team, and increased user engagement as measured by a 21% increase in DAUs. Additionally, there was incremental spend in advertisements sold through our advertising API which launched in November 2016, allowing advertisers access to additional inventory at a lower price than our direct sales channels. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Snap-sold revenue was $164.8 million and partner-sold revenue was $11.5 million during the three months ended June 30, 2017 compared to $63.3 million for Snap-sold revenue and $8.5 million for partner-sold revenue during the three months ended June 30, 2016. Snap-sold revenue was $293.9 million and partner-sold revenue was $23.6 million during the six months ended June 30, 2017 compared to $98.4 million for Snap-sold revenue and $12.2 million for partner-sold revenue during the six months ended June 30, 2016.

Revenue for the three months ended June 30, 2017 was $181.7 million, as compared to $149.6 million for the three months ended March 31, 2017. The increase was primarily due to an increase in the number of advertisements delivered, partially offset by an increase in advertising inventory sold through our API which tends to be at a lower price.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of Revenue	$152,148	$94,757	$315,506	$170,530
Cost of Revenue as a dollar change		$57,391		$144,976
Cost of Revenue as a percentage change		61%		85%

Cost of revenue for the three months ended June 30, 2017 increased $57.4 million, or 61%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $27.2 million related to increased hosting costs, in part attributable to DAU growth of 21% between the periods, $13.1 million related to increased revenue share payments to our partners consistent with our overall increase in revenue, and $9.1 million related to increased content creation costs, which include personnel-related costs.

Cost of revenue for the six months ended June 30, 2017 increased $145.0 million or 85%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $63.5 million related to increased hosting costs, in part attributable to DAU growth of 21% between the periods, $29.5 million related to increased revenue share payments to our partners consistent with our overall increase in revenue, and $31.4 million related to increased content creation costs. Content creation costs include personnel-related costs, including $21.9 million primarily related to stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Research and Development Expenses	$255,735	$36,052	$1,061,583	$64,150
Research and Development Expenses as a dollar change		$219,683		$997,433
Research and Development Expenses as a percentage change		NM		NM

Research and development expenses for the three and six months ended June 30, 2017 increased $219.7 million and $997.4 million, respectively, compared to the same periods in 2016. The increase was driven by an increase in research and development headcount of approximately 190%. The investment in personnel supported our efforts to continue growing our user base and building and improving products for our users and advertisers. The increase for the six months ended June 30, 2017 was also due to an $876.6 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Sales and Marketing Expenses	$90,903	$24,587	$310,636	$39,324
Sales and Marketing Expenses as a dollar change		$66,316		$271,312
Sales and Marketing Expenses as a percentage change		NM		NM

Sales and marketing expenses for the three and six months ended June 30, 2017 increased $66.3 million and $271.3 million, respectively, compared to the same periods in 2016. The increase was primarily due to an increase in sales and marketing headcount of approximately 160% and an increase in marketing events. The increase for the six months ended June 30, 2017 was also due to a $179.0 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
General and Administrative Expenses	$131,903	$32,261	$1,306,379	$56,272
General and Administrative Expenses as a dollar change		$99,642		$1,250,107
General and Administrative Expenses as a percentage change		NM		NM

General and administrative expenses for the three and six months ended June 30, 2017 increased $99.6 million and $1.3 billion, respectively, compared to the same periods in 2016. The increase was primarily due to increased personnel costs from an increase in general and administrative headcount of approximately 110%. Additionally, there was in increase in legal and other professional fees related to increased acquisition activity and general growth. The increase for the six months ended June 30, 2017 was also driven by an increase in stock-based compensation expense of $1.1 billion, composed of CEO award expense of $636.6 million and the remainder primarily related to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$6,349	$871	$8,773	$1,230
Interest Income as a dollar change		$5,478		$7,543
Interest Income as a percentage change		NM		NM

Interest income for the three and six months ended June 30, 2017 increased $5.5 million and $7.5 million, respectively, compared to the same periods in 2016. The increase was primarily a result of a larger invested balance in marketable securities due to IPO proceeds and higher interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(998)	$—	$(1,693)	$—
Interest Expense as a dollar change		$(998)		$(1,693)
Interest Expense as a percentage change		NM		NM

Interest expense for the three and six months ended June 30, 2017 was $1.0 million and $1.7 million, respectively. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease placed into service in the third quarter of 2016 and commitment fees and amortization of costs related to our revolving credit facility, which was executed in the third quarter of 2016.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$786	$(939)	$973	$(1,932)
Other Income (Expense), Net as a dollar change		$1,725		$2,905
Other Income (Expense), Net as a percentage change		NM		NM

Other income, net for the three months ended June 30, 2017 was $0.8 million, as compared to other expense, net of $0.9 million for the same period in 2016. Other income, net for the six months ended June 30, 2017 was $1.0 million, as compared to other expense, net of $1.9 million for the same period in 2016. The change from the comparative period was primarily a result of a decrease in our share of losses on equity method investments and an increase in foreign currency transaction gains.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Income Tax Benefit (Expense)	$(212)	$33	$2,802	$(88)
Income Tax Benefit (Expense) as a dollar change		$(245)		$2,890
Income Tax Benefit (Expense) as a percentage change		NM		NM
Effective Tax Rate	0.0%	0.0%	0.1%	0.0%

The income tax benefit for the six months ended June 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. For additional discussion, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(443,093)	$(115,894)	$(2,651,930)	$(220,470)
Net Loss as a dollar change		$(327,199)		$(2,431,460)
Net Loss as a percentage change		NM		NM

Adjusted EBITDA	$(193,990)	$(105,121)	$(382,233)	$(198,355)
Adjusted EBITDA as a dollar change		$(88,869)		$(183,878)
Adjusted EBITDA as a percentage change		85%		93%

Net loss for the three and six months ended June 30, 2017 was $443.1 million and $2.7 billion, respectively, as compared to $115.9 million and $220.5 million, respectively, for the same periods in 2016. Adjusted EBITDA loss for the three and six months ended June 30, 2017 was $194.0 million and $382.2 million, respectively, as compared to $105.1 million and $198.4 million, respectively, for the same periods in 2016. The increase in net loss was driven by a $2.2 billion increase in stock-based compensation expense primarily related to the CEO award and the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO. The remaining increase in net loss and the increase in Adjusted EBITDA was driven by an increase in cost of revenue and operating expenses, which more than offset revenue growth during the period. The increase in cost of revenue was primarily related to higher hosting costs and revenue share payments to our partners. The increase in operating expenses was primarily related to increased headcount. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures”.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(443,093)	$(115,894)	$(2,651,930)	$(220,470)
Add (deduct):
Interest income	(6,349)	(871)	(8,773)	(1,230)
Interest expense	998	—	1,693	—
Other (income) expense, net	(786)	939	(973)	1,932
Income tax (benefit) expense	212	(33)	(2,802)	88
Depreciation and amortization	12,585	5,996	25,035	11,045
Stock-based compensation expense	245,028	4,742	2,237,149	10,280
Payroll tax expense related to stock-based compensation	(2,585)	—	18,368	—
Adjusted EBITDA	$(193,990)	$(105,121)	$(382,233)	$(198,355)

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(209,574)	$(134,110)	$(364,571)	$(226,651)
Less:
Purchases of property and equipment	(19,365)	(16,421)	(37,358)	(28,873)
Free Cash Flow	$(228,939)	$(150,531)	$(401,929)	$(255,524)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.8 billion as of June 30, 2017, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. Any amounts outstanding under this facility will be due and payable in July 2021. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. As of June 30, 2017, no amounts were outstanding under the Credit Facility.

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

As of June 30, 2017, approximately 1% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

RSU Settlement

In July 2017, a total of 15.4 million RSUs that vested between the IPO and the expiration of the lock-up period for our IPO were net-settled. We delivered 5.7 million shares of Class A common stock and 1.8 million shares of Class B common stock to our RSU holders. Additionally, we remitted approximately $105.0 million to satisfy tax withholding and remittance obligations through July 31, 2017, not including tax withholding that was remitted at the IPO, which was $206.6 million. We withheld and remitted income taxes at applicable statutory rates based on the then-current value of the underlying shares. We will continue to evaluate the net settlement of RSUs that vest in the future.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(364,571)	$(226,651)
Net cash used in investing activities	(1,724,681)	(983,336)
Net cash provided by financing activities	2,440,808	1,157,147
Net increase (decrease) in cash	$351,556	$(52,840)
Free Cash Flow (1)	$(401,929)	$(255,524)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Six Months Ended June 30, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities increased $137.9 million in the six months ended June 30, 2017 compared to the same period in 2016. Net cash used in operating activities was $364.6 million for the six months ended June 30, 2017, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $2.2 billion, and a $47.8 million increase in prepaid expenses and other current assets primarily due to timing of prepayments, partially offset by a $82.2 million increase in accrued expenses and other liabilities primarily driven by an increase in accrued hosting costs and accrued compensation costs due to increased headcount.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.7 billion for the six months ended June 30, 2017, an increase of $741.3 million as compared to the prior period, primarily due to the use of $2.7 billion for the purchase of marketable securities and cash paid for acquisitions of $224.2 million, partially offset by cash provided by the sales and maturities of marketable securities of $1.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.4 billion and $1.2 billion, for the six months ended June 30, 2017 and 2016, respectively. Our financing activities in 2017 consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $208.4 million.

Free Cash Flow

Free Cash Flow was $(401.9) million and $(255.5) million for the six months ended June 30, 2017 and 2016, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $37.4 million and $28.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2017:

	Total	Less than 1 Year (Remainder of 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	After 5 Years (Thereafter)
	(in thousands)
Operating leases	$410,445	$17,686	$100,264	$110,138	$182,357
Financing leases	47,854	2,340	9,522	10,039	25,953
Hosting commitments	2,826,350	242,762	1,125,255	1,425,000	33,333
Other commitments	70,152	55,014	15,138	—	—
Total contractual commitments	$3,354,801	$317,802	$1,250,179	$1,545,177	$241,643

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

Approximately $29.0 million of our other purchase commitments relate to hardware inventory commitments. We continue to invest to build inventory as we expand product distribution and marketing to understand the global demand for our products. Our assumptions of future demand for our products are inherently uncertain, and we may be required to record a write-down of our inventory and a liability for non-cancellable purchase commitments which would adversely affect our results of operations in that period.

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

Restricted Stock Units and Stock Option Awards

In the three and six months ended June 30, 2017, total stock-based compensation expense recognized was $245.0 million and $2.2 billion, respectively. As of June 30, 2017, we have approximately $1.0 billion of unrecognized stock-based compensation expense related to our Pre-2017 RSUs to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost related to Post-2017 RSUs was $597.4 million as of June 30, 2017 and is expected to be recognized over a weighted-average period of 5.3 years. Total unrecognized compensation cost related to stock options was $37.0 million as of June 30, 2017 and is expected to be recognized over a weighted-average period of 2.2 years.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $501.7 million and $150.1 million at June 30, 2017 and December 31, 2016, respectively. We had marketable securities totaling $2.3 billion and $837.2 million at June 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three and six months ended June 30, 2017 and 2016, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and six months ended June 30, 2017 and 2016, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and six months ended June 30, 2017 and 2016, we did not enter into any foreign currency exchange contracts. We do, however, anticipate entering into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 173 million and 158 million Daily Active Users on average in the quarters ended June 30, 2017 and December 31, 2016, respectively, and we view Daily Active Users as a critical measure of our user engagement. Adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our Daily Active Users growth rate slows, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. For example, users 25 and older visited Snapchat approximately 12 times and spent approximately 20 minutes on Snapchat every day on average in the quarter ended December 31, 2016, while users younger than 25 visited Snapchat over 20 times and spent over 30 minutes on Snapchat every day on average during the same period. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not continue to grow. For example, although Daily Active Users grew by 7% from 143 million Daily Active Users for the quarter ended June 30, 2016 to 153 million Daily Active Users for the quarter ended September 30, 2016, the growth in Daily Active Users was relatively flat in the latter part of the quarter ended September 30, 2016. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with competing products instead of ours;
•	our competitors have and may continue to mimic our products and therefore harm our user engagement and growth;

•	we fail to introduce new and exciting products and services or those we introduce are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;
•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
•	we fail to provide adequate service to users, advertisers, or partners;
•	we, our partners, or other companies in our industry are the subject of adverse media reports or other negative publicity;
•	we do not maintain our brand image or our reputation is damaged; or
•	our current or future products reduce user activity on Snapchat by making it easier for our users to interact directly with partners.

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

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we have prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To continue growth in user engagement, we have been prioritizing development of our products to operate on smartphones with Android operating systems. If we are unable to improve operability of our products on smartphones with Android operating systems, and those smartphones become more popular and fewer people use smartphones with iOS operating systems, our business could be seriously harmed.

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

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2.0 billion with Google Cloud over the next five years and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud may also impact the usage of and our users’, advertisers’, and partners’ satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs will also increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers.

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
•

product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;

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

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 215,887,848 shares of Class C common stock, which represents approximately 88.5% of the voting power of our outstanding capital stock as of June 30, 2017. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO and such shares will be delivered to our CEO quarterly over the next three years beginning November 30, 2017, at which point Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to 10 votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

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

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. To date, this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue. For example, we introduced Memories in 2016, our cloud storage service for Snaps, which increases our storage costs.

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue. The launch of Spectacles in late 2016, which has not generated significant revenue for us, is a good example. There is no guarantee that investing in new lines of business, new products, and other initiatives will succeed. If we do not successfully develop new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a subsidiary of Facebook, introduced a “stories” feature that largely mimics our Stories feature and may be directly competitive. We may also lose users to small companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. For example, in late 2016, we launched Spectacles, our first hardware product. While we view Spectacles as an extension of Snapchat, adding hardware products and services to our product portfolio subjects us to additional competition and new competitors.

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

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $1.2 billion and for the year ended December 31, 2016, we experienced a net loss of $514.6 million. As of June 30, 2017, we had an accumulated deficit of $3.9 billion and for the three months ended June 30, 2017, we experienced a net loss of $443.1 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering and sales personnel in Venice, California and surrounding areas, and we expect to face significant competition in hiring them and difficulties in attracting qualified personnel to move to the Los Angeles area. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. Additionally, we have many current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have many current employees with fully vested equity awards who received substantial amounts of our capital stock on or after our IPO. Now that the lock-up period has expired, attrition may increase. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

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

Our efforts to protect the information that our users have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. If any of these events occur, our or our users’ information could be accessed or disclosed improperly. We have previously suffered the loss of employee information related to an employee error. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all these steps, their networks may still suffer a breach, which could compromise our users’ data.

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

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. For example, before June 2015, we used a third party that counted a Daily Active User when the application was opened or a notification was received via the application on any device. We now use an analytics platform that we developed and operate and we count a Daily Active User only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, and thus is a Daily Active User. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Daily Active Users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We believe that we do not capture all data regarding our Daily Active Users. This generally occurs because of technical issues, like when our systems do not record data from every user’s Snapchat application. We are continually seeking to address technical issues and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we measure our Daily Active Users by calculating the daily average of users across the quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. For example, although Daily Active Users grew by 7% from 143 million Daily Active Users for the quarter ended June 30, 2016 to 153 million Daily Active Users for the quarter ended September 30, 2016, the growth in Daily Active Users was relatively flat in the latter part of the quarter ended September 30, 2016.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose laws on us that require data localization, or impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to Snapchat, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed. For example, access to Google, which currently powers our infrastructure, is restricted in China, and we do not know if we will be able to enter the market in a manner acceptable to the Chinese government.

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

Given the large number of RSUs that initially settled in connection with our IPO, we expended approximately $206.6 million in the three months ended March 31, 2017 to satisfy tax withholding and remittance obligations. To settle these RSUs, we net-settled the awards by delivering an aggregate of approximately 14.6 million shares of Class A common stock and Class B common stock to RSU holders and withholding an aggregate of approximately 12.1 million shares of Class A common stock and Class B common stock. In addition, in July 2017, we net-settled RSUs that vested between the IPO and expiration of the lock-up period for our IPO by delivering 5.7 million shares of Class A common stock and 1.8 million shares of Class B common stock to our RSU holders, and expended approximately $105.0 million to satisfy tax withholding and remittance obligations through July 31, 2017, not including tax withholding that was remitted at the IPO, which was $206.6 million. We withheld and remitted income taxes at applicable statutory rates based on the then-current value of the underlying shares.

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

Our products are highly technical and complex. Snapchat and Spectacles, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that physically harms a user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

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

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users, many of which claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, the plaintiffs in class-action cases filed against us typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business could be seriously harmed. Although the results of lawsuits and claims cannot be predicted with certainty, management does not believe that the final outcome of those matters that we currently face will seriously harm our business. However, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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

We have many offices, both domestic and abroad, with our principal offices being located in the Los Angeles area. But we do not have one designated headquarters office; we instead have many office buildings that are dispersed throughout the area. This diffuse structure may prevent us from fostering positive employee morale and encouraging social interaction among our employees and different business units. Moreover, because our office buildings are dispersed throughout the area, we may be unable to adequately oversee employees and business functions. If we cannot compensate for these and other issues caused by this geographically dispersed office structure, we may lose employees, which could seriously harm our business.

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

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 20 languages, and we have offices in more than ten countries. We plan to enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and intend to base a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2017 and December 31, 2016, we had recorded a total of $638.8 million and $395.1 million, respectively, of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. Mr. Spiegel and Mr. Murphy control approximately 89.0% of our voting power as of June 30, 2017, and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, and to fund employee equity incentive programs, could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, no other public company has listed only non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes are considering whether to exclude non-voting stock, like our Class A common stock, from their membership. For example, in July 2017, FTSE Russell, a provider of widely followed stock indexes, stated that it plans to require new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indexes, stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock will likely not be eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $17.00 to $29.44 through June 30, 2017. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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
•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy RSU-related tax obligations;

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. This litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

Our Class A common stock is listed on the NYSE under the symbol “SNAP.” However, we cannot assure you that an active trading market for our Class A common stock will be sustained or maintained. In addition, we cannot assure you that the liquidity of any trading market will provide stockholders the ability to sell shares of our Class A common stock when or at prices that they desire.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2017, we had outstanding a total of 682.6 million shares of Class A common stock, 281.5 million shares of Class B common stock, and 215.9 million shares of Class C common stock. In addition, as of June 30, 2017, 192.9 million shares of Class A common stock, 36.2 million shares of Class B common stock, and 37.4 million shares of Class C common stock were subject to outstanding stock options and RSUs. In July 2017, we issued 5.7 million shares of Class A common stock and 1.8 million shares of Class B common stock (in each case net of shares withheld for tax purposes) to our RSU holders to settle RSUs. All of our outstanding shares, other than approximately 50 million shares of Class A common stock issued in our IPO which are subject to one-year lock-up agreements with us, and 543.2 million shares (including options exercisable as of July 31, 2017) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, are eligible for sale in the public market. Our employees, other service providers, and directors are subject to our quarterly trading window closures.

The shares subject to outstanding stock options and RSUs will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and subject to Rule 144 limitations applicable to affiliates. We filed a registration statement on Form S-8 under the Securities Act covering all the shares of Class A common stock subject to outstanding stock options or otherwise reserved for issuance under our Stock Plans, as well as shares of Class A common stock issuable on conversion of Class B common stock. Shares covered by the Form S-8 registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.

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

We will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year. However, so long as our Class A common stock remains both non-voting and our only publicly traded class of stock, we will not be subject to the requirements of holding nonbinding advisory votes on executive compensation and any golden parachute payments because we would not be subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, mandating advisory votes.

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

We and our prior independent registered public accounting firm, PricewaterhouseCoopers LLP, identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2014, related to the lack of sufficient qualified accounting personnel, which led to incorrect application of generally accepted accounting principles, insufficiently designed segregation of duties, and insufficiently designed controls over business processes, including the financial statement close and reporting processes with respect to the development of accounting policies, procedures, and estimates. After these material weaknesses were identified, management implemented a remediation plan that included hiring key accounting personnel, creating a formal month-end close process, and establishing more robust processes supporting internal controls over financial reporting, including accounting policies, procedures, and estimates. As of December 31, 2015, we have implemented controls sufficient to remediate the material weaknesses. Our remediation efforts are complete and we did not incur any material costs.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds for Initial Public Offering of Class A Common Stock

On March 1, 2017, our Registration Statement on Form S-1 (File No. 333-215866) was declared effective by the SEC for our initial public offering of Class A common stock, pursuant to which we sold an aggregate of 160,349,765 shares of our Class A common stock at a public offering price of $17.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SNAP INC.

Date: August 10, 2017	/s/ Evan Spiegel
Evan Spiegel
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	/s/ Andrew Vollero
Andrew Vollero
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.