Form 10-Q
period 2017-09-30
Snap Inc
filed 2017-11-08
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	863,056,520 shares outstanding as of October 31, 2017
Class B common stock, $0.00001 par value	125,316,628 shares outstanding as of October 31, 2017
Class C common stock, $0.00001 par value	215,887,848 shares outstanding as of October 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$317,554	$150,121
Marketable securities	1,980,514	837,247
Accounts receivable, net of allowance	194,971	162,659
Prepaid expenses and other current assets	54,692	29,958
Total current assets	2,547,731	1,179,985
Property and equipment, net	143,112	100,585
Intangible assets, net	164,612	75,982
Goodwill	612,823	319,137
Other assets	74,102	47,103
Total assets	$3,542,380	$1,722,792
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,207	$8,419
Accrued expenses and other current liabilities	280,957	148,325
Total current liabilities	296,164	156,744
Other liabilities	70,946	47,134
Total liabilities	367,110	203,878
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible voting preferred stock, Series A, A-1, and B, $0.00001 par value. No shares and 146,962 shares authorized, issued, and outstanding at September 30, 2017 and December 31, 2016, respectively. Liquidation preference of $95,175 at December 31, 2016.	—	1
Convertible non-voting preferred stock, Series C, $0.00001 par value. No shares and 16,000 shares authorized, issued, and outstanding at September 30, 2017 and December 31, 2016, respectively. Liquidation preference of $54,543 at December 31, 2016.	—	—
Convertible non-voting preferred stock, Series D, E, and F, $0.00001 par value. No shares and 83,851 shares authorized, issued, and outstanding at September 30, 2017 and December 31, 2016, respectively.	—	2
Series FP convertible voting preferred stock, $0.00001 par value. No shares and 260,888 shares authorized at September 30, 2017 and December 31, 2016, respectively. No shares and 215,888 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	—	2
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 858,546 shares issued and outstanding at September 30, 2017, and 1,500,000 shares authorized, 504,902 shares issued and outstanding at December 31, 2016.	9	5
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 127,302 shares issued and outstanding at September 30, 2017, and 1,500,000 shares authorized, 31,469 shares issued and outstanding at December 31, 2016.	1	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 215,888 shares issued and outstanding at September 30, 2017, and 260,888 shares authorized and no shares issued and outstanding at December 31, 2016.	2	—
Additional paid-in capital	7,470,272	2,728,823
Accumulated other comprehensive income (loss)	11,682	(2,057)
Accumulated deficit	(4,306,696)	(1,207,862)
Total stockholders’ equity	3,175,270	1,518,914
Total liabilities and stockholders’ equity	$3,542,380	$1,722,792

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$207,937	$128,204	$539,256	$238,800
Costs and expenses:
Cost of revenue	210,710	127,780	526,216	298,310
Research and development	239,442	54,562	1,301,025	118,712
Sales and marketing	101,511	34,658	412,147	73,982
General and administrative	118,101	42,172	1,424,480	98,444
Total costs and expenses	669,764	259,172	3,663,868	589,448
Loss from operations	(461,827)	(130,968)	(3,124,612)	(350,648)
Interest income	6,253	1,938	15,026	3,168
Interest expense	(887)	(648)	(2,580)	(648)
Other income (expense), net	1,002	(1,421)	1,975	(3,353)
Loss before income taxes	(455,459)	(131,099)	(3,110,191)	(351,481)
Income tax benefit (expense)	12,300	6,871	15,102	6,783
Net loss	$(443,159)	$(124,228)	$(3,095,089)	$(344,698)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 2):
Basic	$(0.36)	$(0.15)	$(2.71)	$(0.43)
Diluted	$(0.36)	$(0.15)	$(2.71)	$(0.43)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(443,159)	$(124,228)	$(3,095,089)	$(344,698)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	485	(147)	(411)	251
Foreign currency translation	7,607	(1,016)	14,150	(530)
Total other comprehensive income (loss), net of tax	8,092	(1,163)	13,739	(279)
Total comprehensive income (loss)	$(435,067)	$(125,391)	$(3,081,350)	$(344,977)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,095,089)	$(344,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,502	18,482
Stock-based compensation	2,458,851	25,075
Deferred income taxes	(14,397)	(7,231)
Excess inventory reserve and related asset impairment	21,997	—
Other	(3,714)	(360)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(24,513)	(78,488)
Prepaid expenses and other current assets	(48,965)	(14,926)
Other assets	(8,545)	450
Accounts payable	4,103	1,656
Accrued expenses and other current liabilities	103,449	(45,475)
Other liabilities	5,737	1,998
Net cash used in operating activities	(558,584)	(443,517)
Cash flows from investing activities
Purchases of property and equipment	(63,306)	(46,065)
Purchases of intangible assets	(8,025)	(572)
Non-marketable investments	(7,530)	(5,703)
Cash paid for acquisitions, net of cash acquired	(352,407)	(68,096)
Issuance of notes receivable from officers/stockholders	—	(15,000)
Repayment of notes receivables from officers/stockholders	—	15,000
Purchases of marketable securities	(3,412,776)	(1,358,295)
Sales of marketable securities	441,089	164,003
Maturities of marketable securities	1,831,327	180,805
Change in restricted cash	9,899	(7,048)
Net cash used in investing activities	(1,561,729)	(1,140,971)
Cash flows from financing activities
Proceeds from the exercise of stock options	6,855	576
Stock repurchases from employees for tax withholdings	(367,234)	—
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	2,657,797	—
Repurchase of Class B voting common stock and Series FP voting preferred stock	—	(10,593)
Proceeds from issuances of preferred stock, net of issuance costs	—	1,157,147
Borrowings from revolving credit facility	—	5,000
Principal payments on revolving credit facility	—	(5,000)
Payments of initial public offering issuance costs	(9,672)	—
Net cash provided by financing activities	2,287,746	1,147,130
Change in cash and cash equivalents	167,433	(437,358)
Cash and cash equivalents, beginning of period	150,121	640,810
Cash and cash equivalents, end of period	$317,554	$203,452
Supplemental disclosures
Cash paid for income taxes	$5,437	$4
Supplemental disclosures of non-cash activities
Issuance of Class B common stock related to acquisitions	$—	$96,145
Assumed equity awards in acquisitions	$3,911	$—
Purchase consideration liabilities related to acquisitions	$11,772	$17,042
Repurchase of Class B voting common stock and Series FP voting preferred stock in exchange for notes receivable from officers/stockholders	$—	$13,500
Construction in progress related to financing lease obligations	$1,107	$1,024
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(4,155)	$2,395

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, excess inventory reserves, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Excess Inventory and Related Charges

During the third quarter of 2017, based on management’s updated assessment, we recorded $39.9 million of charges related to Spectacles inventory. The charges were composed of $19.5 million of excess inventory reserves, $17.9 million of inventory purchase commitment cancellation charges, and $2.5 million of asset impairments. As of September 30, 2017, there was $2.6 million of Spectacles inventory included in prepaid expenses and other current assets.

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

We do not expect the new standard to have a material impact on our consolidated financial statements. We will adopt Topic 606 during the first quarter of 2018. We plan to use the modified retrospective transition method.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three and nine months ended September 30, 2017 and 2016 our potential dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the 2016 periods, shares of convertible Series A, A-1, B, and C preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2016			2017			2016
	(in thousands, except per share data)
	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)
Numerator:
Net loss	$(289,818)	$(62,288)	$(91,053)	$(74,874)	$(17,097)	$(32,257)	$(1,869,782)	$(561,713)	$(663,594)	$(208,815)	$(42,329)	$(93,554)
Net loss attributable to common stockholders	$(289,818)	$(62,288)	$(91,053)	$(74,874)	$(17,097)	$(32,257)	$(1,869,782)	$(561,713)	$(663,594)	$(208,815)	$(42,329)	$(93,554)
Denominator:
Basic shares:
Weighted-average common shares - Basic	806,353	173,304	253,336	501,700	114,562	216,139	688,690	206,894	244,420	483,821	98,076	216,763
Diluted shares:
Weighted-average common shares - Diluted	806,353	173,304	253,336	501,700	114,562	216,139	688,690	206,894	244,420	483,821	98,076	216,763
Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.36)	$(0.36)	$(0.15)	$(0.15)	$(0.15)	$(2.71)	$(2.71)	$(2.71)	$(0.43)	$(0.43)	$(0.43)
Diluted	$(0.36)	$(0.36)	$(0.36)	$(0.15)	$(0.15)	$(0.15)	$(2.71)	$(2.71)	$(2.71)	$(0.43)	$(0.43)	$(0.43)

(1)	Class A common stock includes the issuance of 160.3 million shares of Class A common stock issued by us in connection with our IPO.
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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2017	2016
	(in thousands)
Convertible voting preferred stock, Series A, A-1 and B	—	146,962
Convertible non-voting preferred stock, Series C	—	16,000
Stock options	31,106	46,198
Unvested RSUs not subject to a performance condition	169,719	188
Shares subject to repurchase	—	540

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

In July 2017, we acquired Placed, Inc. (“Placed”), an advertising measurement services company. See Note 4 for additional information. In connection with the Placed acquisition, we assumed the outstanding stock options under Placed, Inc.’s 2011 Equity Incentive Plan, as amended. Additionally, we granted restricted stock, which was not issued under any existing Snap or Placed equity incentive plans and will settle in shares of Class A common stock.

The following table summarizes the restricted stock activity during the nine months ended September 30, 2017:

	Class A Outstanding Restricted Stock	Class B Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value per Restricted Stock
	(in thousands, except per share data)
Unvested at December 31, 2016	152,114	28,581	$15.50
Granted(1)	50,770	—	$16.78
Vested	(34,577)	(16,777)	$14.94
Forfeited	(10,026)	(366)	$17.15
Unvested at September 30, 2017	158,281	11,438	$15.95
(1)	Includes 1.4 million restricted stock granted in connection with the Placed acquisition.

Total unrecognized compensation cost related to Pre-2017 RSUs was $818.1 million as of September 30, 2017 and is expected to be recognized over a weighted-average period of 2.7 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs, including awards granted in connection with the Placed acquisition, was $658.1 million as of September 30, 2017 and is expected to be recognized over a weighted-average period of 4.5 years. The service condition is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years.

For the nine months ended September 30, 2017, for RSUs issued to employees, we withheld 23.8 million shares of common stock (“net settlement”) and remitted $370.9 million in cash to meet the related tax withholding requirements on behalf of our employees. We will continue to evaluate the net settlement of RSUs that vest in the future.

The table below presents stock option awards that entitle the holder to an additional share of Class A common stock on exercise. The total stock options granted and underlying common stock fair value do not give effect to the additional Class A common stock. The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2017:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2016	1,266	21,186	$2.26	6.97	$682,565
Granted and assumed(2)	550	—	$0.64	—	$—
Exercised	(192)	(6,978)	$0.96	—	$—
Forfeited	(4)	—	$0.72	—	$—
Outstanding at September 30, 2017	1,620	14,208	$2.71	6.34	$409,287

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of our common stock as of December 31, 2016 or the closing market price of our Class A common stock as of September 30, 2017.

(2)	Amount includes assumed options from Placed, Inc.’s 2011 Equity Incentive Plan, as amended, which are not entitled to an additional share of Class A common stock on exercise.

Total unrecognized compensation cost related to stock options granted and assumed was $36.4 million as of September 30, 2017 and is expected to be recognized over a weighted-average period of 2.1 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$1,951	$128	$23,882	$410
Research and development	143,303	12,138	1,025,231	17,486
Sales and marketing	27,254	1,251	207,538	2,579
General and administrative	49,194	1,278	1,202,200	4,600
Total	$221,702	$14,795	$2,458,851	$25,075

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

4. Business Acquisitions

Placed, Inc.

In July 2017, we acquired Placed, Inc. (“Placed”), a location-based measurement services company. The purpose of the acquisition was to enhance our measurement capabilities. The total consideration was $185.9 million, of which $139.6 million represents purchase consideration and includes $135.2 million in cash paid to sellers, $3.9 million for the fair value of assumed options, and $0.5 million of liabilities due to the sellers. The remaining $46.3 million of total consideration transferred represents compensation for future employment services. The allocation of purchase price is preliminary and is subject to additional information related to the liabilities that existed as of the acquisition date.

The preliminary allocation of the total purchase consideration for this acquisition is estimated as follows:

Total
(in thousands)
Cash	$6,919
Trademarks	2,700
Technology	22,400
Customer relationships	11,800
Goodwill	103,995
Net deferred tax liability	(13,520)
Other assets acquired and liabilities assumed, net	5,296
Total	$139,590

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Zenly SAS

In May 2017, we acquired Zenly SAS, a company that develops a location-based application that allows users to see where their friends are on a map. The purpose of the acquisition was to enhance the functionality of our platform. The total consideration paid was $213.3 million in cash, of which $196.1 million represents purchase consideration and includes $186.8 million in cash paid to the sellers and $9.3 million of liabilities due to the sellers. The remaining $17.2 million of total consideration transferred represents compensation for future employment services. The allocation of purchase price is preliminary and is subject to additional information related to the liabilities that existed as of the acquisition date.

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

Other Acquisitions

In June 2017, we acquired a component of a business from a social advertising software company that was integrated with our existing advertising platform and adds advertising tools to our advertising customers. In addition, in March 2017, we acquired all outstanding shares of a company that operates a cloud hosted platform for building content online. The company was acquired to enhance the functionality of our platform. The total purchase consideration for these acquisitions was $62.1 million, which included $60.2 million in cash and $1.9 million recorded in other liabilities on the consolidated balance sheets.

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

Additional Information on 2017 Acquisitions

For all acquisitions in 2017, we provided for a combined $147.5 million in the form of RSUs to certain continuing employees of the companies in exchange for future service.

In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2016	$319,137
Goodwill acquired	282,483
Foreign currency translation	11,203
Balance as of September 30, 2017	$612,823

Intangible assets consisted of the following:

	September 30, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.4	$5,336	$2,936	$2,400
Trademarks	2.6	5,772	2,355	3,417
Acquired developed technology	4.8	169,555	37,216	132,339
Customer relationships	2.2	13,953	2,150	11,803
Patents	8.0	17,150	2,497	14,653
		$211,766	$47,154	$164,612

	December 31, 2016
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	3.0	$5,000	$2,157	$2,843
Trademarks	2.6	3,072	1,829	1,243
Non-compete agreements	0.3	243	226	17
Acquired developed technology	4.1	83,137	20,569	62,568
Customer relationships	1.0	3,752	2,569	1,183
Patents	9.2	9,450	1,322	8,128
		$104,654	$28,672	$75,982

Amortization of intangible assets was $9.7 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively, and $20.9 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2017	$10,222
2018	39,723
2019	35,897
2020	29,515
2021	22,588
Thereafter	26,667
Total	$164,612

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2017 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of September 30, 2017, are as follows:

Operating Leases
(in thousands)
Remainder of 2017	$10,221
2018	49,415
2019	58,211
2020	58,531
2021	57,089
Thereafter	190,106
Total minimum lease payments	$423,573

Operating lease expenses for the three months ended September 30, 2017 and 2016 were $13.5 and $5.6, respectively, and $38.2 million and $16.3 million for the nine months ended September 30, 2017 and 2016, respectively.

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of September 30, 2017. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of September 30, 2017, are as follows:

Financing Leases
(in thousands)
Remainder of 2017	$1,170
2018	4,726
2019	4,796
2020	4,947
2021	5,091
Thereafter	25,953
Total minimum lease payments	$46,683

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of September 30, 2017, $15.9 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

Contractual Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement that was amended in September 2017. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement, though for each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

We also have various other non-cancelable contractual commitments related to purchase agreements. During the third quarter of 2017, based on management’s updated assessment, we recorded $39.9 million of charges related to Spectacles inventory. The charges were primarily related to excess inventory reserves and inventory purchase commitment cancellation charges. As of September 30, 2017, there are no material hardware inventory commitments.

The future minimum contractual commitment including commitments less than one year, as of September 30, 2017 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2017	$137,486
2018	535,666
2019	603,787
2020	675,000
2021	750,000
Thereafter	33,333
Total minimum commitments	$2,735,272

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2017. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2017.

7. Fair Value Measurements

We determine the fair value of our marketable securities using quoted market prices. The following table sets forth our financial assets as of September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value
	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents
Cash	$186,056	$150,121
U.S. government securities	50,260	—
U.S. government agency securities	81,238	—
Total cash and cash equivalents	$317,554	$150,121
Marketable securities
U.S. government securities	$1,448,732	$505,333
U.S. government agency securities	531,782	331,914
Total marketable securities	$1,980,514	$837,247

Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016 were not material. The amortized cost of U.S. government securities with maturities less than one year was $1.4 billion and $502.4 million as of September 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government securities with maturities between one and five years was zero and $3.0 million as of September 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities of less than a year was $531.8 million and $284.7 million as of September 30, 2017 and December 31, 2016, respectively. The amortized cost of U.S. government agency securities with maturities between one and five years was zero and $47.2 million as of September 30, 2017 and December 31, 2016, respectively.

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

Income tax benefit was $12.3 million and $15.1 million for the three and nine months ended September 30, 2017, respectively, as compared to a tax benefit of $6.9 million and $6.8 million for the three and nine months ended September 30, 2016, respectively. The income tax benefits for all periods were primarily from the partial releases of valuation allowances against our net deferred tax assets. The valuation allowance releases were the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2016	$44	$(2,101)	$(2,057)
OCI before reclassifications (1)	(422)	14,150	13,728
Amounts reclassified from AOCI (2)	11	—	11
Net current period OCI	(411)	14,150	13,739
Balance at September 30, 2017	$(367)	$12,049	$11,682

(1)	The associated income tax effects for gains / losses on marketable securities were not material.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Geographic Information

Revenue by geography is based on the billing address of the advertiser. The following tables list revenue and property and equipment, net by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
United States	$162,780	$111,809	$432,201	$210,862
Rest of the world (1)	45,157	16,395	107,055	27,938
Total revenue	$207,937	$128,204	$539,256	$238,800

(1)	No individual country exceeded 10% of our total revenue for any period presented.

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Property and equipment, net:
United States	$126,232	$98,254
Rest of the world (1)	16,880	2,331
Total property and equipment, net	$143,112	$100,585

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Executive Overview of Third Quarter Results

Our key user metrics and financial results for the third quarter of 2017 are as follows:

User Metrics

•	Daily Active Users, or DAUs, were 178 million, as compared to 153 million in the previous year, an increase of 25.2 million or 17% year-over-year.
•	Average revenue per user, or ARPU, was $1.17, as compared to $0.84 in the third quarter of 2016.

Financial Results

•	Revenue was $207.9 million, an increase of 62% year-over-year.
•	Total costs and expenses were $669.8 million.
•	Loss from operations was $461.8 million.
•	Net loss was $443.2 million with diluted loss per share of $(0.36).
•	Adjusted EBITDA was $(178.9) million.
•	Cash used in operations was $194.0 million and Free Cash Flow was $(220.0) million.
•	Capital expenditures were $25.9 million.
•	Cash, cash equivalents, and marketable securities were $2.3 billion as of September 30, 2017.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. Our products empower people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that was created to help people communicate through short videos and images. We call each of those short videos or images a Snap. On average, 178 million people use Snapchat daily, and over 3.5 billion Snaps are created every day.

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We measure average Daily Active Users for a particular quarter by calculating the average Daily Active Users for that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We averaged 178 million DAUs across the quarter, as compared to 153 million in the third quarter of 2016, an increase of 17%.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still in its early stages, it has grown rapidly. In the three months ended September 30, 2017, we recorded revenue of $207.9 million as compared to revenue of $128.2 million for the same period in 2016, representing a 62% year-over-year increase. In the nine months ended September 30, 2017, we recorded revenue of $539.3 million as compared to revenue of $238.8 million for the same period in 2016, a 126% year-over-year increase.

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

ARPU was $1.17 in the third quarter of 2017, up from $0.84 a year ago and $1.05 in the second quarter of 2017. In North America, ARPU was $2.17, 88% higher than our global average. We believe North America remains a leading indicator for the scale potential of our business.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$207,937	$128,204	$539,256	$238,800
Loss from operations	(461,827)	(130,968)	(3,124,612)	(350,648)
Net loss	(443,159)	(124,228)	(3,095,089)	(344,698)
Adjusted EBITDA(1)	(178,901)	(108,604)	(561,134)	(306,959)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. We sell advertising directly to advertisers, referred to as Snap-sold revenue. Certain partners that provide content on Snapchat, or content partners, also sell directly to advertisers, referred to as partner-sold revenue. We report Snap-sold revenue on a gross basis and partner-sold revenue on a net basis. Currently, our Sponsored Creative Tools, which include Sponsored Lenses and Sponsored Geofilters, and our measurement services are only Snap-sold. For the three months ended September 30, 2017 and 2016, approximately 94% and 92% of our advertising revenue was Snap-sold, respectively, and approximately 6% and 8% of our advertising revenue was partner-sold, respectively. For the nine months ended September 30, 2017 and 2016, approximately 93% and 91% of our advertising revenue was Snap-sold, respectively, while approximately 7% and 9% was partner-sold, respectively. Snap Ads, whether Snap-sold or partner-sold, may be subject to revenue sharing arrangements between us and the content partner.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We consider the exclusion of certain non-cash and non-recurring expenses in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. Additionally, we believe that Adjusted EBITDA is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue-generating activities. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$207,937	$128,204	$539,256	$238,800
Costs and expenses(1) (2):
Cost of revenue	210,710	127,780	526,216	298,310
Research and development	239,442	54,562	1,301,025	118,712
Sales and marketing	101,511	34,658	412,147	73,982
General and administrative	118,101	42,172	1,424,480	98,444
Total costs and expenses	669,764	259,172	3,663,868	589,448
Loss from operations	(461,827)	(130,968)	(3,124,612)	(350,648)
Interest income	6,253	1,938	15,026	3,168
Interest expense	(887)	(648)	(2,580)	(648)
Other income (expense), net	1,002	(1,421)	1,975	(3,353)
Loss before income taxes	(455,459)	(131,099)	(3,110,191)	(351,481)
Income tax benefit (expense)	12,300	6,871	15,102	6,783
Net loss	$(443,159)	$(124,228)	$(3,095,089)	$(344,698)
Adjusted EBITDA(3)	$(178,901)	$(108,604)	$(561,134)	$(306,959)

(1)	Stock-based compensation and related payroll tax expense included in above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation and related payroll tax expense:
Cost of revenue	$2,039	$128	$24,288	$410
Research and development	146,531	12,143	1,032,508	17,491
Sales and marketing	27,968	1,262	209,468	2,590
General and administrative	49,054	1,394	1,214,845	4,716
Total	$225,592	$14,927	$2,481,109	$25,207

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,404	$778	$10,043	$947
Research and development	6,401	4,623	18,139	12,398
Sales and marketing	2,820	394	7,009	780
General and administrative	2,842	1,642	7,311	4,357
Total	$17,467	$7,437	$42,502	$18,482

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	101	100	98	125
Research and development	115	43	241	50
Sales and marketing	49	27	76	31
General and administrative	57	33	264	41
Total costs and expenses	322	202	679	247
Loss from operations	222	102	579	147
Interest income	3	2	3	1
Interest expense	—	1	—	—
Other income (expense), net	—	1	—	1
Loss before income taxes	219	102	577	147
Income tax benefit (expense)	6	5	3	3
Net loss	213%	97%	574%	144%

Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue	$207,937	$128,204	$539,256	$238,800
Revenue as a dollar change		$79,733		$300,456
Revenue as a percentage change		62%		126%

Revenue for the three months ended September 30, 2017 increased $79.7 million compared to the same period in 2016. Revenue was $539.3 million for the nine months ended September 30, 2017, as compared to $238.8 million for the same period in 2016. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand across our product offerings, our growing sales team, and increased user engagement as measured by a 17% increase in DAUs. Additionally, there was incremental spend in advertisements sold through our advertising API which launched in November 2016, allowing advertisers access to additional inventory at a lower price than our direct sales channels. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Snap-sold revenue was $191.7 million and partner-sold revenue was $12.5 million during the three months ended September 30, 2017 compared to $118.5 million for Snap-sold revenue and $9.7 million for partner-sold revenue during the three months ended September 30, 2016. Snap-sold revenue was $485.6 million and partner-sold revenue was $36.1 million during the nine months ended September 30, 2017 compared to $216.9 million for Snap-sold revenue and $21.9 million for partner-sold revenue during the nine months ended September 30, 2016.

Revenue for the three months ended September 30, 2017 was $207.9 million, as compared to $181.7 million for the three months ended June 30, 2017. The increase was primarily due to an increase in the number of advertisements delivered, partially offset by an increase in advertising inventory sold through our API which tends to be at a lower price.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of Revenue	$210,710	$127,780	$526,216	$298,310
Cost of Revenue as a dollar change		$82,930		$227,906
Cost of Revenue as a percentage change		65%		76%

Cost of revenue for the three months ended September 30, 2017 increased $82.9 million, or 65%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $39.9 million for Spectacles inventory-related charges, as described below. Additionally, the increase was driven by $24.0 million related to increased hosting costs, in part attributable to DAU growth of 17% between the periods, $15.1 million related to increased measurement and content creation costs, which include personnel-related costs, and $2.5 million related to revenue share payments to our partners.

Cost of revenue for the nine months ended September 30, 2017 increased $227.9 million, or 76%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $87.5 million related to increased hosting costs, in part attributable to DAU growth of 17% between the periods, $32.0 million related to increased revenue share payments to our partners consistent with our overall increase in revenue, $20.5 million related to increased product costs for Spectacles, which launched in fourth quarter of 2016, and $49.6 million related to increased measurement and content creation costs. Content creation costs include personnel-related costs, including $23.9 million primarily related to stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO. The increase was also due to $39.9 million of Spectacles inventory-related charges, as described below.

The $39.9 million of Spectacles inventory-related charges in the third quarter of 2017 were composed of $19.5 million of excess inventory reserves, $17.9 million of inventory purchase commitment cancellation charges, and $2.5 million of asset impairments. The charges were recorded based on management’s updated assessment. Our estimates related to the Spectacles inventory-related charges include judgments related to estimates of future sales, purchase commitment recoverability, and revised management assessments. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Research and Development Expenses	$239,442	$54,562	$1,301,025	$118,712
Research and Development Expenses as a dollar change		$184,880		$1,182,313
Research and Development Expenses as a percentage change		NM		NM

Research and development expenses for the three and nine months ended September 30, 2017 increased $184.9 million and $1,182.3 million, respectively, compared to the same periods in 2016. The increase was driven by an increase in research and development headcount of approximately 150%. The investment in personnel supported our efforts to continue growing our user base and building and improving products for our users and advertisers. The increase for the nine months ended September 30, 2017 was also due to a $1.0 billion increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Sales and Marketing Expenses	$101,511	$34,658	$412,147	$73,982
Sales and Marketing Expenses as a dollar change		$66,853		$338,165
Sales and Marketing Expenses as a percentage change		NM		NM

Sales and marketing expenses for the three and nine months ended September 30, 2017 increased $66.9 million and $338.2 million, respectively, compared to the same periods in 2016. The increase was primarily due to an increase in sales and marketing headcount of approximately 110% and an increase in marketing events. The increase for the nine months ended September 30, 2017 was also due to a $205.0 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
General and Administrative Expenses	$118,101	$42,172	$1,424,480	$98,444
General and Administrative Expenses as a dollar change		$75,929		$1,326,036
General and Administrative Expenses as a percentage change		180%		NM

General and administrative expenses for the three and nine months ended September 30, 2017 increased $75.9 million and $1.3 billion, respectively, compared to the same periods in 2016. The increase was primarily due to increased personnel costs from an increase in general and administrative headcount of approximately 60%. Additionally, there was in increase in professional fees related to increased acquisition activity and general growth. The increase for the nine months ended September 30, 2017 was also driven by an increase in stock-based compensation expense of $1.2 billion, composed of CEO award expense of $636.6 million and the remainder primarily related to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$6,253	$1,938	$15,026	$3,168
Interest Income as a dollar change		$4,315		$11,858
Interest Income as a percentage change		NM		NM

Interest income for the three and nine months ended September 30, 2017 increased $4.3 million and $11.9 million, respectively, compared to the same periods in 2016. The increase was primarily a result of a larger invested balance in marketable securities due to IPO proceeds and higher interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(887)	$(648)	$(2,580)	$(648)
Interest Expense as a dollar change		$(239)		$(1,932)
Interest Expense as a percentage change		37%		NM

Interest expense for the three and nine months ended September 30, 2017 was $0.9 million and $2.6 million, respectively. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease placed into service in the third quarter of 2016 and commitment fees and amortization of costs related to our revolving credit facility, which was executed in the third quarter of 2016.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Other Income (Expense), Net	$1,002	$(1,421)	$1,975	$(3,353)
Other Income (Expense), Net as a dollar change		$2,423		$5,328
Other Income (Expense), Net as a percentage change		-171%		-159%

Other income, net for the three months ended September 30, 2017 was $1.0 million, as compared to other expense, net of $1.4 million for the same period in 2016. Other income, net for the nine months ended September 30, 2017 was $2.0 million, as compared to other expense, net of $3.4 million for the same period in 2016. The change from the comparative period was primarily a result of a decrease in our share of losses on equity method investments and an increase in foreign currency transaction gains.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income Tax Benefit (Expense)	$12,300	$6,871	$15,102	$6,783
Income Tax Benefit (Expense) as a dollar change		$5,429		$8,319
Income Tax Benefit (Expense) as a percentage change		79%		123%
Effective Tax Rate	2.7%	5.2%	0.5%	1.9%

Income tax benefit was $12.3 million and $15.1 million for the three and nine months ended September 30, 2017, respectively, as compared to a tax benefit of $6.9 million and $6.8 million for the three and nine months ended September 30, 2016, respectively. The income tax benefits for all periods were primarily from the partial releases of valuation allowances against our net deferred tax assets. The valuation allowance releases were the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. For additional discussion, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(443,159)	$(124,228)	$(3,095,089)	$(344,698)
Net Loss as a dollar change		$(318,931)		$(2,750,391)
Net Loss as a percentage change		NM		NM

Adjusted EBITDA	$(178,901)	$(108,604)	$(561,134)	$(306,959)
Adjusted EBITDA as a dollar change		$(70,297)		$(254,175)
Adjusted EBITDA as a percentage change		65%		83%

Net loss for the three and nine months ended September 30, 2017 was $443.2 million and $3.1 billion, respectively, as compared to $124.2 million and $344.7 million, respectively, for the same periods in 2016. Adjusted EBITDA loss for the three and nine months ended September 30, 2017 was $178.9 million and $561.1 million, respectively, as compared to $108.6 million and $307.0 million, respectively, for the same periods in 2016. The increase in net loss for the nine month period was driven by a $2.4 billion increase in stock-based compensation expense primarily related to the CEO award and the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO.  Additionally, the increase in net loss for both the three and nine month periods was driven by $39.9 million of Spectacles inventory-related charges. The remaining increase in net loss and the increase in Adjusted EBITDA for both periods was driven by an increase in cost of revenue and operating expenses, which more than offset revenue growth during the period. The increase in cost of revenue was primarily related to higher hosting costs. The increase in operating expenses was primarily related to increased headcount. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures”.

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

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, as described below. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(443,159)	$(124,228)	$(3,095,089)	$(344,698)
Add (deduct):
Interest income	(6,253)	(1,938)	(15,026)	(3,168)
Interest expense	887	648	2,580	648
Other (income) expense, net	(1,002)	1,421	(1,975)	3,353
Income tax (benefit) expense	(12,300)	(6,871)	(15,102)	(6,783)
Depreciation and amortization	17,467	7,437	42,502	18,482
Stock-based compensation expense	221,702	14,795	2,458,851	25,075
Payroll tax expense related to stock-based compensation	3,890	132	22,258	132
Spectacles inventory-related charges	39,867	—	39,867	—
Adjusted EBITDA	$(178,901)	$(108,604)	$(561,134)	$(306,959)

Spectacles inventory-related charges were primarily related to excess inventory reserves and inventory purchase commitment cancellation charges. These charges are non-recurring and not reflective of underlying trends in our business.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(194,013)	$(216,866)	$(558,584)	$(443,517)
Less:
Purchases of property and equipment	(25,948)	(17,192)	(63,306)	(46,065)
Free Cash Flow	$(219,961)	$(234,058)	$(621,890)	$(489,582)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.3 billion as of September 30, 2017, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. Any amounts outstanding under this facility will be due and payable in July 2021. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. As of September 30, 2017, no amounts were outstanding under the Credit Facility.

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

As of September 30, 2017, approximately 2% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

RSU Settlement

In July 2017, a total of 15.4 million RSUs that vested between the IPO and the expiration of the lock-up period for our IPO were net-settled. We delivered 5.7 million shares of Class A common stock and 1.8 million shares of Class B common stock to our RSU holders. Additionally, we remitted $162.2 million to satisfy tax withholding and remittance obligations through September 30, 2017, not including tax withholding that was remitted at the IPO, which was $206.6 million. We withheld and remitted income taxes at applicable statutory rates based on the then-current value of the underlying shares. We will continue to evaluate the net settlement of RSUs that vest in the future.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(558,584)	$(443,517)
Net cash used in investing activities	(1,561,729)	(1,140,971)
Net cash provided by financing activities	2,287,746	1,147,130
Net increase (decrease) in cash	$167,433	$(437,358)
Free Cash Flow (1)	$(621,890)	$(489,582)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2017 and 2016

Net Cash Used in Operating Activities

Net cash used in operating activities increased $115.1 million in the nine months ended September 30, 2017 compared to the same period in 2016. Net cash used in operating activities was $558.6 million for the nine months ended September 30, 2017, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $2.5 billion, and a $49.0 million increase in prepaid expenses and other current assets primarily due to timing of prepayments, partially offset by a $103.5 million increase in accrued expenses and other liabilities primarily driven by an increase in accrued hosting costs, accrued compensation costs due to increased headcount, and accruals recorded for the Spectacles inventory purchase commitment cancellation charges.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.6 billion for the nine months ended September 30, 2017, an increase of $420.8 million as compared to the prior period, primarily due to the use of $3.4 billion for the purchase of marketable securities and cash paid for acquisitions of $352.4 million, partially offset by cash provided by the sales and maturities of marketable securities of $2.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.3 billion and $1.1 billion, for the nine months ended September 30, 2017 and 2016, respectively. Our financing activities in 2017 consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $367.2 million.

Free Cash Flow

Free Cash Flow was $(621.9) million and $(489.6) million for the nine months ended September 30, 2017 and 2016, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $63.3 million and $46.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

	Total	Less than 1 Year (Remainder of 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	After 5 Years (Thereafter)
	(in thousands)
Operating leases	$423,573	$10,221	$107,626	$115,620	$190,106
Financing leases	46,683	1,170	9,522	10,038	25,953
Hosting commitments	2,706,266	126,187	1,121,746	1,425,000	33,333
Other commitments	29,006	11,299	17,707	—	—
Total contractual commitments	$3,205,528	$148,877	$1,256,601	$1,550,658	$249,392

For additional discussion on our operating and financing leases and data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, we entered into the Google Cloud Platform License Agreement that was amended in September 2017. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement, though for each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

We also have various other non-cancelable contractual commitments related to purchase agreements. During the third quarter of 2017, based on management’s updated assessment, we recorded $39.9 million of charges related to Spectacles inventory. The charges were primarily related to excess inventory reserves and inventory purchase commitment cancellation charges. As of September 30, 2017, there are no material hardware inventory commitments.

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

In July 2017, we acquired Placed, Inc. (“Placed”), an advertising measurement services company. In connection with the Placed acquisition, we assumed the outstanding stock options under Placed, Inc.’s 2011 Equity Incentive Plan, as amended. Additionally, we granted restricted stock awards and restricted stock units, which were not issued under any existing Snap or Placed equity incentive plans and will settle in shares of Class A common stock.

Restricted Stock Units and Stock Option Awards

In the three and nine months ended September 30, 2017, total stock-based compensation expense recognized was $221.7 million and $2.5 billion, respectively. As of September 30, 2017, we have approximately $818.1 million of unrecognized stock-based compensation expense related to our Pre-2017 RSUs to be recognized over a weighted-average period of approximately 2.7 years. Total unrecognized compensation cost related to Post-2017 RSUs, including awards granted in connection with the Placed acquisition, was $658.1 million as of September 30, 2017 and is expected to be recognized over a weighted-average period of 4.5 years. Total unrecognized compensation cost related to stock options granted and assumed was $36.4 million as of September 30, 2017 and is expected to be recognized over a weighted-average period of 2.1 years.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $317.6 million and $150.1 million at September 30, 2017 and December 31, 2016, respectively. We had marketable securities totaling $2.0 billion and $837.2 million at September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three and nine months ended September 30, 2017 and 2016, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and nine months ended September 30, 2017 and 2016, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and nine months ended September 30, 2017 and 2016, we did not enter into any foreign currency exchange contracts. We do, however, anticipate entering into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We anticipate that the growth rate of our user base will decline over time. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 178 million and 158 million Daily Active Users on average in the quarters ended September 30, 2017 and December 31, 2016, respectively, and we view Daily Active Users as a critical measure of our user engagement. Adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will decline over time if the size of our active user base increases or we achieve higher market penetration rates. If our Daily Active Users growth rate slows, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

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

Snapchat depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those operating systems, hardware, networks, regulations, or standards may seriously harm our user retention, growth, and engagement.

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

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we have prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. If we are unable to improve operability of our products on smartphones with Android operating systems, and those smartphones become more popular and fewer people use smartphones with iOS operating systems, our business could be seriously harmed.

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems may impact the accessibility, speed, functionality, and other performance aspects of our products, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business. Current Federal Communications Commission, or FCC, “open internet rules” prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The European Union similarly requires equal access to internet content. Additionally, as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC, Congress, the European Union, or the courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our business would be seriously harmed.

We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use Snapchat on their mobile devices, if our users choose not to access or use Snapchat on their mobile devices, or if our users choose to use mobile products that do not offer access to Snapchat, our user retention, growth, and engagement could be seriously harmed.

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

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2.0 billion with Google Cloud over the next five years and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud may also impact the usage of and our users’, advertisers’, and partners’ satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud experiences interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers.

In addition, Google may take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to its Google Cloud platform;
•	increasing pricing terms;
•	terminating or seeking to terminate our contractual relationship altogether;
•	establishing more favorable relationships or pricing terms with one or more of our competitors; or
•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat, a trend that we expect to continue. For the years ended December 31, 2015 and 2016, advertising revenue accounted for 98% and 96% of total revenue, respectively. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

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

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 215,887,848 shares of Class C common stock, which represents approximately 94.5% of the voting power of our outstanding capital stock as of September 30, 2017. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO and such shares will be delivered to our CEO quarterly over the next three years beginning November 30, 2017, at which point Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to 10 votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue. The launch of Spectacles in late 2016, which has not and may not generate significant revenue for us, is a good example. We do not have significant experience with hardware products, and we have incurred Spectacles inventory-related charges and may incur increased costs in connection with the development, sale, and marketing of hardware products. There is no guarantee that investing in new lines of business, new products, and other initiatives will succeed. If we do not successfully develop new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

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

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy better competitive positions in certain markets than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more markets to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the size and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry;
•	our ability to attract, retain, and motivate talented employees, particularly engineers and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, expect to incur operating losses in the future, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $1.2 billion and for the year ended December 31, 2016, we experienced a net loss of $514.6 million. As of September 30, 2017, we had an accumulated deficit of $4.3 billion and for the three months ended September 30, 2017, we experienced a net loss of $443.2 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

We depend on the continued services and performance of our key personnel, including Evan Spiegel and Robert Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. While Mr. Spiegel, as CEO, has been responsible for our company’s strategic vision and Mr. Murphy, as CTO, developed the Snapchat application’s technical foundation, should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder. Nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations and seriously harm our business.

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering and sales personnel in the Los Angeles area, and we expect to face significant competition in hiring them and difficulties in attracting qualified personnel to move to the Los Angeles area.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Daily Active Users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We believe that we do not capture all data regarding our Daily Active Users. This generally occurs because of technical issues, like when our systems do not record data from every user’s Snapchat application. We also seek to identify missed activity when data is lost or not captured, which may result in understated metrics. For example, a user may open the Snapchat application and contact our servers but not be recorded as a Daily Active User. We are continually seeking to address technical issues and improve our accuracy, such as comparing our Daily Active Users with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we measure our Daily Active Users by calculating the daily average of users across the quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. For example, although Daily Active Users grew by 7% from 143 million Daily Active Users for the quarter ended June 30, 2016 to 153 million Daily Active Users for the quarter ended September 30, 2016, the growth in Daily Active Users was relatively flat in the latter part of the quarter ended September 30, 2016.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new products or services, such as Spectacles, by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain gross margins and operating margins;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy;
•	inaccessibility of Snapchat due to third-party actions;
•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in business or macroeconomic conditions.

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

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors, and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open-source licenses and have made other technology we developed available under other open licenses, and we include open-source software in our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software unless and until we can re-engineer them to avoid infringement, which may be very costly. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. While we believe their claims are meritless, an unfavorable outcome in this litigation could seriously harm our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

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

Given the large number of RSUs that initially settled in connection with our IPO, we expended approximately $206.6 million in the three months ended March 31, 2017 to satisfy tax withholding and remittance obligations. To settle these RSUs, we net-settled the awards by delivering an aggregate of approximately 14.6 million shares of Class A common stock and Class B common stock to RSU holders and withholding an aggregate of approximately 12.1 million shares of Class A common stock and Class B common stock. For the three months ended September 30, 2017, we expended approximately $162.0 million to satisfy tax withholding and remittance obligations. We withheld and remitted income taxes at applicable statutory rates based on the then-current value of the underlying shares.

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

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, or DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing, or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto Snapchat by third parties. And the fair-use doctrine (and related doctrines in other countries) limits our potential liability for featuring third-party intellectual property content produced by us for purposes such as reporting, commentary, and parody. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, there are currently efforts underway in Congress to amend the CDA in ways that could expose some Internet platforms to an increased risk of litigation. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

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

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on one contract manufacturer to build Spectacles. Our contract manufacturer is vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturer’s quality systems and controls, and therefore must rely on our manufacturer to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition or our relationship with the contract manufacturer could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

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

We may face inventory risk with respect to our Spectacles products.

We have and may continue to be exposed to inventory risks related to Spectacles as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to Spectacles products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Failure to manage our inventory, supplier commitments, or customer expectations could adversely affect our operating results.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and intend to base a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017 and December 31, 2016, we had recorded a total of $777.4 million and $395.1 million, respectively, of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2017, Mr. Spiegel and Mr. Murphy control approximately 95.0% of our voting power, and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, and to fund employee equity incentive programs, could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Because our Class A common stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders, including changes in that ownership. For example, in November 2017, Tencent Holdings Limited notified us that it, together with its affiliates, acquired 145,778,246 shares of our non-voting Class A common stock via open market purchases. As a result of our ownership structure, Tencent and Snap are not obligated to disclose changes in Tencent’s ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $11.28 to $29.44 through September 30, 2017. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2017, we had outstanding a total of 858.5 million shares of Class A common stock, 127.3 million shares of Class B common stock, and 215.9 million shares of Class C common stock. In addition, as of September 30, 2017, 178.3 million shares of Class A common stock, 25.8 million shares of Class B common stock, and 37.4 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares, other than approximately 50 million shares of Class A common stock issued in our IPO which are subject to one-year lock-up agreements with us, and 527.0 million shares (including options exercisable as of September 30, 2017) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, are eligible for sale in the public market. Our employees, other service providers, and directors are subject to our quarterly trading window closures.

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

We expect to cease to be an emerging growth company, as defined in the JOBS Act, at the end of the next fiscal year. However, so long as our Class A common stock remains both non-voting and our only publicly traded class of stock, we will not be subject to the requirements of holding nonbinding advisory votes on executive compensation and any golden parachute payments because we would not be subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, mandating advisory votes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of Unregistered Securities

During the three months ended September 30, 2017, we issued or agreed to issue a total of 1,351,751 shares of our Class A common stock as consideration in connection with the acquisition of Placed, Inc., all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or Regulation D under the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Executive Officer

On November 7, 2017, Tim Sehn notified us that he would resign as Senior Vice President of Engineering, effective on December 1, 2017. Jerry Hunter, who is currently our Vice President of Core Engineering, will assume Mr. Sehn's responsibilities.

On November 7, 2017, we entered into an option agreement amendment with Mr. Sehn to extend the exercise period for Mr. Sehn’s nonstatutory stock options from three months to twelve months after the termination of his continuous service. All other terms related to Mr. Sehn’s nonstatutory stock options will remain in accordance with existing terms.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02(b) at a later date.

Appointment of Principal Accounting Officer

On November 7, 2017, the Compensation Committee of our Board of Directors appointed Lara Sweet, our Chief Accounting Officer, to serve as Snap’s principal accounting officer, effective immediately. Mr. Vollero will continue to serve as Chief Financial Officer and principal financial officer. Under Ms. Sweet’s offer letter, a copy of which is filed as Exhibit 10.7 to this Form 10-Q, Ms. Sweet will have an annual base salary of $315,000 annually.

Ms. Sweet has served as our Chief Accounting Officer since October 2017 and previously served as our Controller since June 2016. From November 2014 to June 2016, Ms. Sweet served as Controller and Chief Accounting Officer at AOL, Inc., and previously served there as Vice President, Internal Audit from April 2014 to November 2014, and Vice President, Assistant Controller from August 2011 to April 2014. Ms. Sweet holds a B.S. in Accounting from George Mason University.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02(c) at a later date.

Irrevocable RSU Election with Executive Officer

In November 2017, we entered into an Irrevocable RSU Election with Steve Horowitz, our Vice President of Engineering, where Mr. Horowitz forfeited and cancelled any restricted stock units that will vest after January 26, 2018. The Irrevocable RSU Election also provides that Mr. Horowitz will continue as an at-will employee. We are continuing to work with Mr. Horowitz on future compensation structures.

Stockholder Ownership

Our long-term shareholder Tencent Holdings Limited (“Tencent”), a global Internet company based in Shenzhen, China, has notified us that it has recently acquired 145,778,246 shares of our non-voting Class A common stock via open market purchases.

We have long been inspired by the creativity and entrepreneurial spirit of Tencent and we are grateful to continue our longstanding and productive relationship that began over four years ago. For its part, Martin Lau, Tencent's President, informed us that Tencent is excited to deepen its shareholding relationship with us, and that it looks forward to sharing ideas and experiences.

Because our Class A common stock is non-voting, significant holders of our Class A common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These provisions generally require significant stockholders to publicly report their ownership, including changes in that ownership. As a result, Tencent and Snap are not obligated to disclose changes in Tencent’s ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 8.01 at a later date. The information above will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference in any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017.

10.2+	Advisor Agreement, by and between Snap Inc. and Christopher T. Handman, dated July 20, 2017.

10.3#	Amendment to Google Cloud Platform License Agreement, among and between Snap Inc., Snap Group Limited and Google Inc., dated September 18, 2017.

10.4#	Google Cloud Platform Discount Addendum, among and between Snap Inc., Snap Group Limited and Google Inc., dated September 29, 2017.

10.5	Forms of global restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.	S-8	333-219899	10.1	August 10, 2017

10.6+	Option Agreement Amendment, by and between Snap Inc. and Tim Sehn, dated November 7, 2017.

10.7+	Amended and Restated Offer Letter, by and between Snap Inc. and Lara Sweet, dated November 6, 2017.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14/Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
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

SNAP INC.

Date: November 7, 2017	/s/ Andrew Vollero
Andrew Vollero
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2017	/s/ Lara Sweet
Lara Sweet
Chief Accounting Officer
(Principal Accounting Officer)