Form 10-Q
period 2018-03-31
Snap Inc
filed 2018-05-02
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	944,614,706 shares outstanding as of April 27, 2018
Class B common stock, $0.00001 par value	95,321,185 shares outstanding as of April 27, 2018
Class C common stock, $0.00001 par value	218,235,221 shares outstanding as of April 27, 2018

SNAP INC.

Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10-Q are the property of Snap Inc. or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investor.snap.com), filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases, and conference calls. We use these mediums, including Snapchat and our website, to communicate with our members and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

NOTE REGARDING USER METRICS AND OTHER DATA

We define a Daily Active User, or DAU, as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We measure average Daily Active Users for a particular quarter by calculating the average Daily Active Users for that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We define average revenue per user, or ARPU, as quarterly revenue divided by the average Daily Active Users. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise stated, statistical information regarding our users and their activities is determined by calculating the daily average of the selected activity for the most recently completed quarter included in this report.

While these metrics are determined based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. We have not determined the number of such multiple accounts. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. Changes in our products, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine Daily Active Users or other metrics and we may not determine such inaccuracies promptly. We believe that we don’t capture all data regarding all our Daily Active Users. For example, technical issues may result in data not being recorded from every user’s application. While we believe this underreporting is generally immaterial, we are unable to precisely determine the level of underreporting and for some periods the underreporting may be material. We continually seek to address these technical issues and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect underreporting to continue. We do not adjust our reported metrics to reflect this underreporting.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$466,323	$334,063
Marketable securities	1,355,030	1,708,976
Accounts receivable, net of allowance	231,409	279,473
Prepaid expenses and other current assets	58,469	44,282
Total current assets	2,111,231	2,366,794
Property and equipment, net	191,043	166,762
Intangible assets, net	156,525	166,473
Goodwill	645,707	639,882
Other assets	77,524	81,655
Total assets	$3,182,030	$3,421,566
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,562	$71,194
Accrued expenses and other current liabilities	272,795	275,062
Total current liabilities	301,357	346,256
Other liabilities	88,825	82,983
Total liabilities	390,182	429,239
Commitments and contingencies (Note 6)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 939,248 shares issued and outstanding at March 31, 2018, and 3,000,000 shares authorized, 883,022 shares issued and outstanding at December 31, 2017.	9	9
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 96,956 shares issued and outstanding at March 31, 2018, and 700,000 shares authorized, 122,564 shares issued and outstanding at December 31, 2017.	1	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 218,235 shares issued and outstanding at March 31, 2018, and 260,888 shares authorized and 216,616 shares issued and outstanding at December 31, 2017.	2	2
Additional paid-in capital	7,813,325	7,634,825
Accumulated other comprehensive income (loss)	20,963	14,157
Accumulated deficit	(5,042,452)	(4,656,667)
Total stockholders’ equity	2,791,848	2,992,327
Total liabilities and stockholders’ equity	$3,182,030	$3,421,566

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$230,666	$149,648
Costs and expenses:
Cost of revenue	196,798	163,358
Research and development	200,986	805,848
Sales and marketing	102,113	219,733
General and administrative	123,299	1,174,476
Total costs and expenses	623,196	2,363,415
Loss from operations	(392,530)	(2,213,767)
Interest income	6,104	2,424
Interest expense	(934)	(695)
Other income (expense), net	3,153	187
Loss before income taxes	(384,207)	(2,211,851)
Income tax benefit (expense)	(1,578)	3,014
Net loss	$(385,785)	$(2,208,837)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.30)	$(2.31)
Diluted	$(0.30)	$(2.31)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(385,785)	$(2,208,837)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	43	(124)
Foreign currency translation	6,763	546
Total other comprehensive income (loss), net of tax	6,806	422
Total comprehensive income (loss)	$(378,979)	$(2,208,415)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(385,785)	$(2,208,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,553	12,450
Stock-based compensation	133,258	1,992,121
Deferred income taxes	236	(1,488)
Other	(3,392)	1,892
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	48,697	13,444
Prepaid expenses and other current assets	(10,439)	(43,436)
Other assets	4,204	2,715
Accounts payable	(37,069)	5,619
Accrued expenses and other current liabilities	(10,149)	69,204
Other liabilities	6,905	1,319
Net cash used in operating activities	(231,981)	(154,997)
Cash flows from investing activities
Purchases of property and equipment	(36,315)	(17,993)
Purchases of intangible assets	(60)	—
Non-marketable investments	—	(625)
Cash paid for acquisitions, net of cash acquired	—	(18,013)
Purchases of marketable securities	(477,213)	(1,423,214)
Sales of marketable securities	45,007	—
Maturities of marketable securities	787,828	445,047
Net cash provided by (used in) investing activities	319,247	(1,014,798)
Cash flows from financing activities
Proceeds from the exercise of stock options	45,809	594
Stock repurchases from employees for tax withholdings	(551)	(206,579)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	—	2,657,797
Payments of initial public offering issuance costs	—	(5,024)
Net cash provided by financing activities	45,258	2,446,788
Change in cash, cash equivalents, and restricted cash	132,524	1,276,993
Cash, cash equivalents, and restricted cash, beginning of period	337,007	163,336
Cash, cash equivalents, and restricted cash, end of period	$469,531	$1,440,329
Supplemental disclosures
Cash paid for income taxes	$991	$3,545
Supplemental disclosures of non-cash activities
Purchase consideration liabilities related to acquisitions	$—	$1,901
Construction in progress related to financing lease obligations	$425	$257
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$445	$(4,355)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 22, 2018 (the “Annual Report”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Other than described below, there have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our consolidated financial statements and related notes.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption did not have a material impact on our consolidated financial statements. Our restricted cash balance in any period presented is not material.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-15 effective January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements, which will consist primarily of including lease assets and lease liabilities on our consolidated balance sheet. We will adopt ASU 2016-02 during the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 effective January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

As a result of adopting Topic 606, we recorded no adjustment to the opening retained earnings as of January 1, 2018. The impact to revenues and related deferred revenue balances as a result of applying Topic 606 was not material as of and for the three months ended March 31, 2018. See Note 2 for additional information.

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

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine collectability by performing ongoing credit evaluations and monitoring customer accounts receivable balances. Sales tax is excluded from reported revenue.

Advertising Revenues

We generate substantially all of our revenues by offering various advertising products on Snapchat, including Snap Ads, Sponsored Creative Tools, and measurement services, referred to as advertising revenue. Sponsored Geofilters allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap. Sponsored Lenses allow users to interact with an advertiser’s brand by enabling branded interactive experiences.

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

We sell advertising directly to advertisers (“Snap-sold” revenue) and certain partners that provide content on Snapchat (“content partners”) also sell directly to advertisers (“partner-sold” revenue). Snap Ads may be subject to revenue sharing agreements between us and our content partners. Our Sponsored Creative Tools and measurement services are only Snap-sold and are not subject to revenue sharing arrangements. Snap-sold revenue is recognized based on the gross amount that we charge the advertiser. Partner-sold revenue is recognized based on the net amount of revenue received from the content partners.

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

We report revenue related to transactions sold by our content partners on a net basis predominately because the content partner, and not Snap, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the content partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner-sold transactions. When a content partner sells advertisements, the content partner is responsible for fulfilling the advertisements, and accordingly, we have determined the content partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner-sold advertising. The content partner may sell advertisements at a rate determined at its sole discretion.

Other Revenue

Other revenue primarily consists of revenue from sales of our hardware product, Spectacles. For the periods presented, revenue from the sales of Spectacles was not material.

Components of Revenue

The following table presents our revenue disaggregated by revenue source:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Snap-sold (1)	$222,535	$128,969
Partner-sold	6,627	12,260
Advertising revenue	229,162	141,229
Other revenue	1,504	8,419
Total revenue	$230,666	$149,648
(1)	Snap-sold revenue includes advertisements displayed on both our content and content contributed by our users and partners, as well as Sponsored Creative Tools and measurement services.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue:
North America (1) (2)	$166,939	$126,286
Europe (3)	30,825	17,015
Rest of world	32,902	6,347
Total revenue	$230,666	$149,648

(1)	North America includes Mexico and the Caribbean.
(2)	United States revenue was $161.0 million and $123.8 million for the three months ended March 31, 2018 and 2017, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

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

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of such class of stock outstanding during the period. Vested RSUs that have not been settled, including the vested equity award granted to our CEO (“CEO award”), have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three months ended March 31, 2018, our potentially dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the prior year period, shares of Series A, A-1, B, and C convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018			2017
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(276,790)	$(32,989)	$(76,006)	$(1,309,062)	$(376,386)	$(523,389)
Net loss attributable to common stockholders	$(276,790)	$(32,989)	$(76,006)	$(1,309,062)	$(376,386)	$(523,389)
Denominator:
Basic shares:
Weighted-average common shares - Basic	911,906	108,683	250,409	565,980	162,733	226,290
Diluted shares:
Weighted-average common shares - Diluted	911,906	108,683	250,409	565,980	162,733	226,290
Net loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.30)	$(0.30)	$(2.31)	$(2.31)	$(2.31)
Diluted	$(0.30)	$(0.30)	$(0.30)	$(2.31)	$(2.31)	$(2.31)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock options	16,486	40,554
Unvested RSUs	152,987	175,298
Shares subject to repurchase	—	38

4. Stockholders’ Equity

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

The following table summarizes the restricted stock activity during the three months ended March 31, 2018:

	Class A Outstanding Restricted Stock	Class B Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value per Restricted Stock
	(in thousands, except per share data)
Unvested at December 31, 2017	156,005	7,791	$15.89
Granted	15,153	—	$17.77
Vested	(11,828)	(2,326)	$15.73
Forfeited	(11,289)	(519)	$15.42
Unvested at March 31, 2018	148,041	4,946	$16.13

Restricted stock units (“RSUs”) granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $453.3 million as of March 31, 2018 and is expected to be recognized over a weighted-average period of 2.3 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $914.4 million as of March 31, 2018 and is expected to be recognized over a weighted-average period of 4.0 years. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs granted after February 2018 is generally satisfied in equal monthly installments over four years.

The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2018:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2017	20,807	11,790	$4.10	4.99	$343,110
Granted	1,301	—	$17.15	—	$—
Exercised	(9,618)	(7,708)	$2.64	—	$—
Forfeited	(53)	(32)	$6.55	—	$—
Outstanding at March 31, 2018	12,437	4,050	$6.66	6.29	$153,498

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2017 and March 31, 2018, respectively.

Total unrecognized compensation cost related to stock options granted and assumed was $39.9 million as of March 31, 2018 and is expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$276	$19,708
Research and development	77,815	718,080
Sales and marketing	16,185	159,726
General and administrative	38,982	1,094,607
Total	$133,258	$1,992,121

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

Goodwill
(in thousands)
Balance as of December 31, 2017	$639,882
Foreign currency translation	5,825
Balance as of March 31, 2018	$645,707

Intangible assets consisted of the following:

	March 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.1	$5,418	$3,480	$1,938
Trademarks	2.1	5,772	3,042	2,730
Acquired developed technology	4.4	181,309	53,958	127,351
Customer relationships	2.4	15,572	4,833	10,739
Patents	7.5	17,210	3,443	13,767
		$225,281	$68,756	$156,525

	December 31, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.1	$5,418	$3,210	$2,208
Trademarks	2.3	5,772	2,701	3,071
Acquired developed technology	4.7	180,396	45,435	134,961
Customer relationships	2.6	15,558	3,506	12,052
Patents	7.8	17,150	2,969	14,181
		$224,294	$57,821	$166,473

Amortization of intangible assets was $10.8 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2018	$31,766
2019	38,675
2020	32,191
2021	25,142
2022	15,250
Thereafter	13,501
Total	$156,525

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2018 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of March 31, 2018, are as follows:

Operating Leases
(in thousands)
Remainder of 2018	$43,480
2019	60,268
2020	60,269
2021	58,565
2022	47,101
Thereafter	144,436
Total minimum lease payments	$414,119

Operating lease expenses for the three months ended March 31, 2018 and 2017 were $15.8 million and $12.9 million, respectively.

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of March 31, 2018. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of March 31, 2018, are as follows:

Financing Leases
(in thousands)
Remainder of 2018	$3,556
2019	4,796
2020	4,947
2021	5,092
2022	5,167
Thereafter	20,785
Total minimum lease payments	$44,343

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of March 31, 2018, $16.2 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

Contractual Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, and again in January 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”) which was amended in March 2016, and again in February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021 on AWS services ($50.0 million in 2017, $125.0 million in 2018, $200.0 million in 2019, $275.0 million in 2020, and $350.0 million in 2021). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

The future minimum contractual commitment including commitments less than one year, as of March 31, 2018 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2018	$444,208
2019	603,251
2020	675,055
2021	750,080
2022	33,333
Thereafter	—
Total minimum commitments	$2,505,927

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

On April 3, 2018, BlackBerry Limited filed a lawsuit against us alleging that we infringe six of its patents. We are currently investigating BlackBerry’s allegations, and management believes we have meritorious defenses. Based on the preliminary nature of the proceedings, the outcome of this matter remains uncertain.

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. Trial is scheduled for August 2018. While management believes we have meritorious defenses to Vaporstream's claims, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2018. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2018.

7. Fair Value Measurements

We determine the fair value of our marketable securities using quoted market prices. The following table sets forth our financial assets as of March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis during the period:

	Fair Value
	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents
Cash	$370,379	$267,715
U.S. government securities	78,225	25,861
U.S. government agency securities	17,719	40,487
Total cash and cash equivalents	$466,323	$334,063
Marketable securities
U.S. government securities	$1,032,622	$1,350,581
U.S. government agency securities	322,408	358,395
Total marketable securities	$1,355,030	$1,708,976

The amortized cost of U.S. government securities with maturities less than one year was $1.0 billion and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively. The amortized cost of U.S. government agency securities with maturities of less than a year was $322.7 million and $358.6 million as of March 31, 2018 and December 31, 2017, respectively.

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

Income tax expense was $1.6 million for the three months ended March 31, 2018, compared to a tax benefit of $3.0 million for the three months ended March 31, 2017. The income tax benefit in the prior period was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the current period. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

The Tax Cuts and Jobs Act introduced the global intangible low-taxed income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We recognize the tax on GILTI as an expense in the period the tax is incurred. We have not provided deferred taxes related to temporary differences that on their reversal will affect the amount of income subject to GILTI in the period.

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2017	$(1,078)	$15,235	$14,157
OCI before reclassifications (1)	44	6,763	6,807
Amounts reclassified from AOCI (2)	(1)	—	(1)
Net current period OCI	43	6,763	6,806
Balance at March 31, 2018	$(1,035)	$21,998	$20,963

(1)	The associated income tax effects for gains / losses on marketable securities were not material.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Property and equipment, net:
United States	$168,090	$146,862
Rest of world (1)	22,953	19,900
Total property and equipment, net	$191,043	$166,762

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report.

Executive Overview of First Quarter Results

Our key user metrics and financial results for the first quarter of 2018 are as follows:

User Metrics

•	Daily Active Users, or DAUs, were 191 million in the first quarter of 2018, compared to 166 million in the first quarter of 2017, an increase of 24.9 million, or 15%, year-over-year.
•	Average revenue per user, or ARPU, was $1.21 in the first quarter of 2018, compared to $0.90 in the first quarter of 2017, an increase of 34% year-over-year.

Financial Results

•	Revenue was $230.7 million, an increase of 54% year-over-year.
•	Total costs and expenses excluding stock-based compensation and related payroll tax expense were $480.0 million, an increase of 37% year-over-year.
•	Loss from operations was $392.5 million.
•	Net loss was $385.8 million with diluted net loss per share of $(0.30).
•	Adjusted EBITDA was $(217.9) million.
•	Cash used in operations was $232.0 million and Free Cash Flow was $(268.3) million.
•	Capital expenditures were $36.3 million.
•	Cash, cash equivalents, and marketable securities were $1.8 billion as of March 31, 2018.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. Our products contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that helps people communicate visually with friends and family through short videos and images called Snaps. On average, 191 million people use Snapchat daily, and over 3.0 billion Snaps are created every day.

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We measure average Daily Active Users for a particular quarter by calculating the average Daily Active Users for that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 191 million DAUs on average across the first quarter of 2018, compared to 166 million in the first quarter of 2017, an increase of 15%. Our recent redesign of the Snapchat application, which we rolled out globally in February 2018, negatively impacted our DAUs. Our March average DAUs were lower than our average across the quarter. Given that we are still in the early stages of the roll-out and that we plan to continue making changes and optimizations, the short- and long-term impacts of this product redesign on DAUs are difficult to predict.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still in its early stages, it has grown rapidly. In the three months ended March 31, 2018, we recorded revenue of $230.7 million compared to revenue of $149.6 million for the same period in 2017, a 54% year-over-year increase.

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

ARPU was $1.21 in the first quarter of 2018, up from $0.90 a year ago and down from $1.53 in the fourth quarter of 2017. In North America, ARPU was $2.10, 74% higher than our global average. We believe North America remains a leading indicator for the scale potential of our business.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$230,666	$149,648
Loss from operations	(392,530)	(2,213,767)
Net loss	(385,785)	(2,208,837)
Adjusted EBITDA(1)	(217,867)	(188,243)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. We sell advertising directly to advertisers, referred to as Snap-sold revenue. Certain partners that provide content on Snapchat, or content partners, also sell directly to advertisers, referred to as partner-sold revenue. We report Snap-sold revenue on a gross basis and partner-sold revenue on a net basis. Currently, our Sponsored Creative Tools, which include Sponsored Lenses and Sponsored Geofilters, and our measurement services are only Snap-sold. For the three months ended March 31, 2018 and 2017, approximately 97% and 91% of our advertising revenue was Snap-sold, respectively, and approximately 3% and 9% of our advertising revenue was partner-sold, respectively. Snap Ads, whether Snap-sold or partner-sold, may be subject to revenue sharing arrangements between us and the content partner.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$230,666	$149,648
Costs and expenses(1) (2):
Cost of revenue	196,798	163,358
Research and development	200,986	805,848
Sales and marketing	102,113	219,733
General and administrative	123,299	1,174,476
Total costs and expenses	623,196	2,363,415
Loss from operations	(392,530)	(2,213,767)
Interest income	6,104	2,424
Interest expense	(934)	(695)
Other income (expense), net	3,153	187
Loss before income taxes	(384,207)	(2,211,851)
Income tax benefit (expense)	(1,578)	3,014
Net loss	$(385,785)	$(2,208,837)
Adjusted EBITDA(3)	$(217,867)	$(188,243)

(1)	Stock-based compensation and related payroll tax expense included in above line items:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock-based compensation and related payroll tax expense:
Cost of revenue	$410	$20,026
Research and development	84,330	722,130
Sales and marketing	17,373	160,942
General and administrative	41,113	1,109,976
Total	$143,226	$2,013,074

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,202	$1,669
Research and development	8,791	5,755
Sales and marketing	3,569	2,600
General and administrative	3,991	2,426
Total	$21,553	$12,450

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	85	109
Research and development	87	538
Sales and marketing	44	147
General and administrative	53	785
Total costs and expenses	270	1,579
Loss from operations	170	1,479
Interest income	3	2
Interest expense	—	—
Other income (expense), net	1	—
Loss before income taxes	167	1,478
Income tax benefit (expense)	1	2
Net loss	167%	1476%

Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Revenue	$230,666	$149,648	$81,018	54%

Revenue for the three months ended March 31, 2018 increased $81.0 million compared to the same period in 2017. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand for Snap Ads and increased user engagement as measured by a 15% increase in DAUs. This incremental spend was primarily through our advertising API, which allows advertisers access to inventory at a lower price than our direct sales channels. Additionally, we expect Snap Ads to continue to be the significant driver of our future revenue growth. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Snap-sold revenue was $222.5 million and partner-sold revenue was $6.6 million during the three months ended March 31, 2018 compared to $129.0 million for Snap-sold revenue and $12.3 million for partner-sold revenue during the three months ended March 31, 2017.

Cost of Revenue

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Cost of Revenue	$196,798	$163,358	$33,440	20%

Cost of revenue for the three months ended March 31, 2018 increased $33.4 million, or 20%, compared to the same period in 2017. The increase in cost of revenue primarily consisted of $24.0 million related to increased hosting costs, in part attributable to DAU growth of 15% between the periods, and $8.4 million related to revenue share payments to our partners. These increases were partially offset by a $19.4 million decrease in stock-based compensation expense. Stock-based compensation expense in the prior period was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017.

Research and Development Expenses

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Research and Development Expenses	$200,986	$805,848	$(604,862)	(75)%

Research and development expenses for the three months ended March 31, 2018 decreased $604.9 million compared to the same period in 2017. The decrease was due to a $640.3 million decrease in stock-based compensation expense. Stock-based compensation expense in the prior period was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. The decrease in stock-based compensation expense was also driven by $24.6 million of forfeiture benefit in the current period related to the March 2018 reduction in force. The decrease was partially offset by an increase in personnel costs, driven by an increase in research and development headcount of approximately 25%. Additionally, we recorded $6.3 million of research and development severance expense and related payroll tax expense related to the March 2018 reduction in force.

Sales and Marketing Expenses

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Sales and Marketing Expenses	$102,113	$219,733	$(117,620)	(54)%

Sales and marketing expenses for the three months ended March 31, 2018 decreased $117.6 million, compared to the same period in 2017. The decrease was due to a $143.5 million decrease in stock-based compensation expense. Stock-based compensation expense in the prior period was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. The decrease in stock-based compensation expense was also driven by $6.4 million of forfeiture benefit in the current period related to the March 2018 reduction in force. The decrease was partially offset by an increase in personnel costs, driven by an increase in sales and marketing headcount of approximately 55%. Additionally, we recorded $2.3 million of sales and marketing severance expense and related payroll tax expense related to the March 2018 reduction in force.

General and Administrative Expenses

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
General and Administrative Expenses	$123,299	$1,174,476	$(1,051,177)	(90)%

General and administrative expenses for the three months ended March 31, 2018 decreased $1.1 billion compared to the same period in 2017. The decrease was due to a $1.1 billion decrease in stock-based compensation expense. Stock-based compensation expense in the prior period was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017, including $636.6 million attributable to the CEO award. The decrease was partially offset by an increase in professional fees related to general growth and legal expenses.

Interest Income

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Interest Income	$6,104	$2,424	$3,680	152%

Interest income for the three months ended March 31, 2018 increased $3.7 million compared to the same period in 2017. The increase was primarily a result of a larger invested balance in marketable securities from IPO proceeds and higher interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Interest Expense	$(934)	$(695)	$(239)	34%

Interest expense for the three months ended March 31, 2018 increased $0.2 million compared to the same period in 2017. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease and commitment fees and amortization of costs related to our revolving credit facility.

Other Income (Expense), Net

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$3,153	$187	$2,966	NM

Other income, net for the three months ended March 31, 2018 increased $3.0 million compared to the same period in 2017. The change from the comparative period was primarily a result of gains on cost and equity method investments and an increase in foreign currency transaction gains.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Income Tax Benefit (Expense)	$(1,578)	$3,014	$(4,592)	(152)%
Effective Tax Rate	(0.4)%	0.1%

Income tax expense was $1.6 million for the three months ended March 31, 2018, compared to a tax benefit of $3.0 million for the same period in 2017. The income tax benefit in the prior period was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the current period. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. For additional discussion, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
	(dollars in thousands)
Net Loss	$(385,785)	$(2,208,837)	$1,823,052	(83)%
Adjusted EBITDA	$(217,867)	$(188,243)	$(29,624)	16%

Net loss for the three months ended March 31, 2018 was $385.8 million compared to $2.2 billion for the same period in 2017. Adjusted EBITDA loss for the three months ended March 31, 2018 was $217.9 million compared to $188.2 million for the same period in 2017. The decrease in net loss for the period was driven by a $1.9 billion decrease in stock-based compensation expense and increased revenues, partially offset by increased personnel costs due to an increase in head count. The increase in Adjusted EBITDA loss was driven by an increase in cost of revenue and operating expenses, which more than offset revenue growth during the period. The increase in cost of revenue was primarily related to higher hosting costs for the three months ended March 31, 2018. The increase in operating expenses was primarily related to increased personnel costs. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(385,785)	$(2,208,837)
Add (deduct):
Interest income	(6,104)	(2,424)
Interest expense	934	695
Other (income) expense, net	(3,153)	(187)
Income tax (benefit) expense	1,578	(3,014)
Depreciation and amortization	21,553	12,450
Stock-based compensation expense	133,258	1,992,121
Payroll tax expense related to stock-based compensation	9,968	20,953
Reduction in force charges	9,884	—
Adjusted EBITDA	$(217,867)	$(188,243)

Reduction in force charges were related to a reduction in force plan we implemented during March 2018, impacting approximately 7% of our global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in the stock-based compensation expense line item above.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(231,981)	$(154,997)
Less:
Purchases of property and equipment	(36,315)	(17,993)
Free Cash Flow	$(268,296)	$(172,990)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.8 billion as of March 31, 2018, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. Any amounts outstanding under this facility will be due and payable in July 2021. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. As of March 31, 2018, no amounts were outstanding under the Credit Facility.

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

As of March 31, 2018, approximately 7% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(231,981)	$(154,997)
Net cash provided by (used in) investing activities	319,247	(1,014,798)
Net cash provided by financing activities	45,258	2,446,788
Net increase in cash, cash equivalents, and restricted cash	$132,524	$1,276,993
Free Cash Flow (1)	$(268,296)	$(172,990)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities increased $77.0 million in the three months ended March 31, 2018 compared to the same period in 2017. Net cash used in operating activities was $232.0 million for the three months ended March 31, 2018, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $133.3 million, and a $48.7 million decrease in accounts receivable due to seasonality of our business, partially offset by a $37.1 million increase in accounts payable, primarily due to timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $319.2 million for the three months ended March 31, 2018, compared to net cash used in investing activities of $1.0 billion for the same period in 2017. Our investing activities in the three months ended March 31, 2018 consisted of cash provided by the sales and maturities of marketable securities of $832.8 million, partially offset by the purchase of marketable securities of $477.2 million. Net cash used in investing activities in the prior period was primarily due to the use of $1.4 billion for the purchase of marketable securities, partially offset by cash provided by the maturities of marketable securities of $445.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $45.3 million and $2.4 billion for the three months ended March 31, 2018 and 2017, respectively. Our financing activities in the three months ended March 31, 2018 consisted of proceeds from the exercise of stock options of $45.8 million. Net cash provided by financing activities in the prior period consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $206.6 million.

Free Cash Flow

Free Cash Flow was $(268.3) million and $(173.0) million for the three months ended March 31, 2018 and 2017, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $36.3 million and $18.0 million for the three months ended March 31, 2018 and 2017, respectively.

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

Commitments

The following table summarizes our contractual obligations as of March 31, 2018:

	Total	Less than 1 Year (Remainder of 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	After 5 Years (Thereafter)
	(in thousands)
Operating leases	$414,119	$43,480	$120,537	$105,666	$144,436
Financing leases	44,343	3,556	9,743	10,259	20,785
Hosting commitments	2,481,240	424,249	1,273,658	783,333	—
Other commitments	24,687	19,959	4,648	80	—
Total contractual commitments	$2,964,389	$491,244	$1,408,586	$899,338	$165,221

For additional discussion on our operating and financing leases and data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In 2018, we will exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. As of March 31, 2018, these leases have a remaining contractual obligation of approximately $68.5 million. We expect to incur losses of approximately $25 million to $45 million reflecting the present value of our remaining lease obligation on the cease use dates, net of estimated sublease income. We anticipate these charges to be incurred throughout 2018, primarily in the second and third quarters of the year, based on current exit plans.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, and again in January 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc., or AWS, which was amended in March 2016, and again in February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021 on AWS services ($50.0 million in 2017, $125.0 million in 2018, $200.0 million in 2019, $275.0 million in 2020, and $350.0 million in 2021). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

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

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $466.3 million and $334.1 million at March 31, 2018 and December 31, 2017, respectively. We had marketable securities totaling $1.4 billion and $837.2 million at March 31, 2018 and December 31, 2017, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three months ended March 31, 2018, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three months ended March 31, 2018, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three months ended March 31, 2018, we did not enter into any foreign currency exchange contracts. We do, however, anticipate entering into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 191 million and 187 million Daily Active Users on average in the quarters ended March 31, 2018 and December 31, 2017, respectively, and we view Daily Active Users as a critical measure of our user engagement. Adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will continue to decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. If our Daily Active Users growth rate slows, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not continue to grow. We measure our Daily Active Users by calculating the daily average of users across the entire quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with competing products instead of ours;
•	our competitors have and may continue to mimic our products and therefore harm our user engagement and growth;

•	we fail to introduce new and exciting products and services or those we introduce are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
•	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;
•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
•	we fail to provide adequate service to users, advertisers, or partners;
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

For example, in December 2017, the Federal Communications Commission, or FCC, voted to repeal the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. While the FCC’s repeal of these net neutrality regulations has not yet taken effect, the future impact of such repeal and any challenges to the repeal remains uncertain and our business could be seriously harmed. The European Union similarly requires equal access to internet content. Additionally, as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC’s repeal of the open internet rules is allowed to take effect or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our business would be seriously harmed.

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

While no individual customer accounts for more than 10% of our revenue, many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which goes into effect on May 25, 2018, will expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of younger minors. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 218,235,221 shares of Class C common stock, which represents approximately 95.7% of the voting power of our outstanding capital stock as of March 31, 2018. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO in March 2017 and such shares are delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017, following which Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to ten votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

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

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $5.0 billion and for the three months ended March 31, 2018, we experienced a net loss of $385.8 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. Additionally, many of our current employees received substantial amounts of our capital stock on or after our IPO, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. Additionally, if we issue significant equity to attract and retain employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

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

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, will place new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed.

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

As our organization continues to mature and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance and seriously harm our business.

Our costs are growing rapidly, which could seriously harm our business or increase our losses.

Providing our products to our users is costly, and we expect our expenses, including those related to people and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure, and as we grow our business. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth of our revenue. We will continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses to grow and expand our operations and to remain competitive. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

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

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors, and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we regularly contribute software source code under open-source licenses and have made other technology we developed available under other open licenses, and we include open-source software in our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software unless and until we can re-engineer them to avoid infringement, which may be very costly. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. While we believe these claims are meritless, an unfavorable outcome in these litigations could seriously harm our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

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

To fund the withholding and remittance obligations in the future, we have and may continue to sell equity securities on behalf of our employees near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements, such that the newly issued shares should not be dilutive, or we may sell equity securities on our behalf. However, in the event that we issue equity securities, we cannot assure you that we will be able to successfully match the proceeds to the amount of this tax liability. In addition, any such equity financing could result in a decline in our stock price. If we elect not to fully fund tax withholding and remittance obligations through the issuance of equity or we are unable to complete such an offering due to market conditions or otherwise, we may choose to borrow funds under our five-year senior unsecured revolving credit facility, or our Credit Facility, use a substantial portion of our existing cash, or rely on a combination of these alternatives. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our Credit Facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

Our products are highly technical and may contain undetected software bugs or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.

Our products are highly technical and complex. Snapchat and Spectacles, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that physically harms a user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

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

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, or DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine. The DMCA limits, but does not necessarily eliminate, our potential liability for caching, hosting, listing, or linking to third-party content that may include materials that infringe copyrights or other rights. The CDA further limits our potential liability for content uploaded onto Snapchat by third parties. And the fair-use doctrine (and related doctrines in other countries) limits our potential liability for featuring third-party intellectual property content produced by us for purposes such as reporting, commentary, and parody. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress recently amended the CDA in ways that could expose some Internet platforms to an increased risk of litigation. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, the plaintiffs in class-action cases filed against us typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business could be seriously harmed. Although the results of lawsuits and claims cannot be predicted with certainty, management does not believe that the final outcome of those matters that we currently face will seriously harm our business. However, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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

For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017 and significantly reforms the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowers U.S. federal corporate income tax rates, changes the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect sweeping changes to U.S. taxation of international business activities. As a result, our net U.S. deferred tax assets and corresponding valuation allowances were revalued at the new U.S. corporate rate in the period of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.

Additionally, in March 2018, the European Commission released a proposal for a European Council directive on the taxation of specified digital services. If enacted, the proposal initially would impose tax on applicable gross revenue at a 3% rate. A long-term regime would create a taxable presence for digital services and impose tax based on net income. Other jurisdictions, including the United Kingdom, are considering enacting similar tax regimes for digital services. If enacted, one or more of these or similar proposals could seriously harm our business.

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

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $1.6 billion and state net operating loss carryforwards of approximately $930.2 million. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could seriously harm our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2018, we had recorded a total of $802.2 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2018, Mr. Spiegel and Mr. Murphy control approximately 96.3% of our voting power, and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Because our Class A common stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders, including changes in that ownership. For example, in November 2017, Tencent Holdings Limited notified us that it, together with its affiliates, acquired 145,778,246 shares of our non-voting Class A common stock via open market purchases. As a result of our capital structure, neither we nor Tencent is obligated to disclose changes in Tencent’s ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2017 that are customarily included in a proxy statement are instead included in our Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $11.28 to $29.44 through March 31, 2018. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2018, we had outstanding a total of 939.2 million shares of Class A common stock, 97.0 million shares of Class B common stock, and 218.2 million shares of Class C common stock. In addition, as of March 31, 2018, 164.5 million shares of Class A common stock, 9.3 million shares of Class B common stock, and 31.2 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares, other than approximately 466.0 million shares (including options exercisable as of March 31, 2018) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, are eligible for sale in the public market. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

We and our prior independent registered public accounting firm, PricewaterhouseCoopers LLP, identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2014 related to the lack of sufficient qualified accounting personnel, which we remediated as of December 31, 2015. If we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds for Initial Public Offering of Class A Common Stock

On March 1, 2017, our Registration Statement on Form S-1 (File No. 333-215866) was declared effective by the SEC for our initial public offering of Class A common stock, pursuant to which we sold an aggregate of 160,349,765 shares of our Class A common stock at a public offering price of $17.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated March 1, 2017, as filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Approval of French Sub-Plan

On April 27, 2018, our board of directors approved the Rules of the Snap Inc. 2017 Equity Incentive Plan, For Restricted Stock Unit Awards Granted to French Participants (the “French Sub-Plan”), and on April 27, 2018, the holders of an aggregate of 218,235,221 shares of our Class C common stock and 11,724,820 shares of our Class B common stock, representing an aggregate of 96.3% of our voting power, approved the French Sub-Plan by written consent.

The French Sub-Plan permits us to grant RSUs that qualify for special tax and social security treatment under the French Commercial Code to employees who are residents of France for French tax purposes or subject to the French social security contributions regime.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1	Joinder Agreement, by and among Snap Inc., Silicon Valley Bank, and Morgan Stanley Senior Funding, Inc., dated February 20, 2018.	10-K	001-38017	10.29	February 22, 2018

10.2#	Addendum No. 4 to Google Cloud Platform License Agreement, by and between Snap Inc., Snap Group Limited and Google Inc., dated January 19, 2018.

10.3+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated November 29, 2017.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
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

SNAP INC.

Date: May 1, 2018	/s/ Andrew Vollero
Andrew Vollero
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2018	/s/ Lara Sweet
Lara Sweet
Chief Accounting Officer
(Principal Accounting Officer)