Form 10-Q
period 2018-06-30
Snap Inc
filed 2018-08-08
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38017

SNAP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5452795
(State or other jurisdiction of incorporation or organizations)	(I.R.S. Employer Identification Number)

2772 Donald Douglas Loop North, Santa Monica, California 90405

(Address of principal executive offices, including zip code)

(310) 399-3339

(Registrant's telephone, including area code)

63 Market Street, Venice, California 90291

(Former address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	962,983,090 shares outstanding as of July 31, 2018
Class B common stock, $0.00001 par value	94,479,066 shares outstanding as of July 31, 2018
Class C common stock, $0.00001 par value	219,890,702 shares outstanding as of July 31, 2018

SNAP INC.

Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10-Q are the property of Snap Inc. or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and publishers;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully expand in our existing markets and penetrate new markets;
•	our ability to effectively manage our growth and future expenses;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain qualified employees and key personnel; and
•	future acquisitions of or investments in complementary companies, products, services, or technologies.

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

NOTE REGARDING USER METRICS AND OTHER DATA

We define a Daily Active User, or DAU, as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We define average revenue per user, or ARPU, as quarterly revenue divided by the average Daily Active Users. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise stated, statistical information regarding our users and their activities is determined by calculating the daily average of the selected activity for the most recently completed quarter included in this report.

While these metrics are determined based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. We have not determined the number of such multiple accounts. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. Changes in our products, infrastructure, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine active users or other metrics and we may not determine such inaccuracies promptly. We believe that we don’t capture all data regarding all our active users. For example, technical issues may result in data not being recorded from every user’s application. While we believe this underreporting is generally immaterial, we are unable to precisely determine the level of underreporting and for some periods the underreporting may be material. We continually seek to address these technical issues and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect underreporting to continue. We do not adjust our reported metrics to reflect this underreporting.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we exclude those users and estimate their ages based on a sample of the self-reported ages we do have. If our active users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor expectations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flows from operating activities
Net loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,514	12,585	44,068	25,035
Stock-based compensation	156,371	245,028	289,630	2,237,149
Deferred income taxes	17	(277)	253	(1,765)
Other	(5,893)	(3,564)	(9,287)	(1,672)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(13,926)	(21,653)	34,771	(8,209)
Prepaid expenses and other current assets	7,815	(4,399)	(2,624)	(47,835)
Other assets	9,021	(12,823)	13,225	(10,108)
Accounts payable	(9,653)	3,698	(46,722)	9,317
Accrued expenses and other current liabilities	(19,356)	12,986	(29,505)	82,190
Other liabilities	7,054	1,938	13,959	3,257
Net cash used in operating activities	(199,346)	(209,574)	(431,327)	(364,571)
Cash flows from investing activities
Purchases of property and equipment	(34,901)	(19,365)	(71,216)	(37,358)
Purchases of intangible assets	(2,505)	(7,720)	(2,565)	(7,720)
Non-marketable investments	(21,010)	(6,905)	(21,010)	(7,530)
Cash paid for acquisitions, net of cash acquired	—	(206,163)	—	(224,176)
Purchases of marketable securities	(396,885)	(1,319,156)	(874,098)	(2,742,370)
Sales of marketable securities	—	237,095	45,007	237,095
Maturities of marketable securities	578,509	602,432	1,366,337	1,047,479
Net cash provided by (used in) investing activities	123,208	(719,782)	442,455	(1,734,580)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,914	189	47,723	783
Stock repurchases from employees for tax withholdings	—	(1,828)	(551)	(208,407)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	—	—	—	2,657,797
Payments of initial public offering issuance costs	—	(4,341)	—	(9,365)
Net cash provided by (used in) financing activities	1,914	(5,980)	47,172	2,440,808
Change in cash, cash equivalents, and restricted cash	(74,224)	(935,336)	58,300	341,657
Cash, cash equivalents, and restricted cash, beginning of period	469,531	1,440,329	337,007	163,336
Cash, cash equivalents, and restricted cash, end of period	$395,307	$504,993	$395,307	$504,993
Supplemental disclosures
Cash paid for income taxes	$1,406	$1,945	$2,397	$5,490
Supplemental disclosures of non-cash activities
Purchase consideration liabilities related to acquisitions	$—	$9,341	$—	$11,242
Construction in progress related to financing lease obligations	$431	$426	$856	$683
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$143	$612	$588	$(3,743)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$262,263	$181,671	$492,929	$331,319
Costs and expenses:
Cost of revenue	191,565	152,148	388,363	315,506
Research and development	203,246	255,735	404,232	1,061,583
Sales and marketing	101,685	90,903	203,798	310,636
General and administrative	123,609	131,903	246,908	1,306,379
Total costs and expenses	620,105	630,689	1,243,301	2,994,104
Loss from operations	(357,842)	(449,018)	(750,372)	(2,662,785)
Interest income	6,600	6,349	12,704	8,773
Interest expense	(930)	(998)	(1,864)	(1,693)
Other income (expense), net	(61)	786	3,092	973
Loss before income taxes	(352,233)	(442,881)	(736,440)	(2,654,732)
Income tax benefit (expense)	(1,077)	(212)	(2,655)	2,802
Net loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.27)	$(0.36)	$(0.58)	$(2.43)
Diluted	$(0.27)	$(0.36)	$(0.58)	$(2.43)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	450	(772)	493	(896)
Foreign currency translation	(13,206)	5,997	(6,443)	6,543
Total other comprehensive income (loss), net of tax	(12,756)	5,225	(5,950)	5,647
Total comprehensive income (loss)	$(366,066)	$(437,868)	$(745,045)	$(2,646,283)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$393,183	$334,063
Marketable securities	1,176,820	1,708,976
Accounts receivable, net of allowance	244,815	279,473
Prepaid expenses and other current assets	54,032	44,282
Total current assets	1,868,850	2,366,794
Property and equipment, net	214,230	166,762
Intangible assets, net	147,197	166,473
Goodwill	635,482	639,882
Other assets	84,954	81,655
Total assets	$2,950,713	$3,421,566
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,644	$71,194
Accrued expenses and other current liabilities	256,698	275,062
Total current liabilities	279,342	346,256
Other liabilities	87,303	82,983
Total liabilities	366,645	429,239
Commitments and contingencies (Note 6)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 958,801 shares issued and outstanding at June 30, 2018, and 3,000,000 shares authorized, 883,022 shares issued and outstanding at December 31, 2017.	10	9
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 94,471 shares issued and outstanding at June 30, 2018, and 700,000 shares authorized, 122,564 shares issued and outstanding at December 31, 2017.	1	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 219,891 shares issued and outstanding at June 30, 2018, and 260,888 shares authorized and 216,616 shares issued and outstanding at December 31, 2017.	2	2
Additional paid-in capital	7,971,610	7,634,825
Accumulated other comprehensive income (loss)	8,207	14,157
Accumulated deficit	(5,395,762)	(4,656,667)
Total stockholders’ equity	2,584,068	2,992,327
Total liabilities and stockholders’ equity	$2,950,713	$3,421,566

See Notes to Consolidated Financial Statements.

Snap Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Snap Inc. is a camera company.

Snap Inc. (“we,” “our,” or “us”) was formed as Future Freshman, LLC, a California limited liability company, in 2010. We changed our name to Toyopa Group, LLC in 2011, incorporated as Snapchat, Inc., a Delaware corporation, in 2012, and changed our name to Snap Inc. in 2016. Snap Inc. is headquartered in Santa Monica, California. Our flagship product, Snapchat, is a camera application that was created to help people communicate through short videos and images called “Snaps.”

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standards update on our consolidated financial statements, which will consist primarily of including lease assets and lease liabilities on our consolidated balance sheet. We will adopt ASU 2016-02 effective January 1, 2019.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Effective January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. As a result of adopting Topic 606, we recorded no adjustment to the opening retained earnings as of January 1, 2018. The impact to revenues and related deferred revenue balances as a result of applying Topic 606 was not material as of and for the three and six months ended June 30, 2018. See Note 2 for additional information. The most significant aspect of our evaluation of Topic 606 related to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This implementation guidance discusses principal versus agent considerations and gross versus net revenue reporting, including specific indicators to assist in the determination of whether we control a specified good or service before it is transferred to the customer. Through our evaluation, we concluded Snap-sold revenue will be reported on a gross basis and partner-sold revenue will be reported on a net basis, which is consistent with our current revenue recognition policies. We concluded that we control the Snap-sold advertising campaign before it is transferred to the customer because we provide the advertising campaign on Snapchat and have discretion in establishing the price of the advertisements. We concluded that the partner controls significant aspects of the partner-sold advertising campaign before it is transferred to the customer and the partner has discretion in establishing price with the advertiser.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We early adopted ASU 2018-07. The adoption did not have a material impact on our consolidated financial statements.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine collectability by performing ongoing credit evaluations and monitoring customer accounts receivable balances. Sales tax is excluded from reported revenue.

Advertising Revenues

We generate substantially all of our revenues by offering various advertising products on Snapchat, including Snap Ads, Sponsored Creative Tools, and measurement services, referred to as advertising revenue. Sponsored Creative Tools include Sponsored Geofilters and Sponsored Lenses. Sponsored Geofilters allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap. Sponsored Lenses allow users to interact with an advertiser’s brand by enabling branded interactive experiences.

The majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is displayed. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees. In determining whether an arrangement exists, we ensure that an agreement, such as an insertion order, has been fully executed.

We sell advertising directly to advertisers (“Snap-sold” revenue) and certain partners that provide content on Snapchat (“content partners”) also sell directly to advertisers (“partner-sold” revenue). Snap Ads may be subject to revenue sharing agreements between us and our content partners. Our Sponsored Creative Tools and measurement services are only Snap-sold and are not subject to revenue sharing arrangements. Snap-sold revenue is recognized based on the gross amount that we charge the advertiser. Partner-sold revenue is recognized based on the net amount of revenue to be received from the content partners.

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

Components of Revenue

The following table presents our revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Snap-sold (1)	$254,084	$164,957	$476,619	$293,926
Partner-sold	6,378	11,320	13,005	23,580
Advertising revenue	260,462	176,277	489,624	317,506
Other revenue	1,801	5,394	3,305	13,813
Total revenue	$262,263	$181,671	$492,929	$331,319
(1)	Snap-sold revenue includes advertisements displayed on both our content and content contributed by our users and partners, Sponsored Creative Tools, and measurement services.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
North America (1) (2)	$171,619	$162,461	$338,558	$288,747
Europe (3)	40,506	12,021	71,331	29,036
Rest of world	50,138	7,189	83,040	13,536
Total revenue	$262,263	$181,671	$492,929	$331,319

(1)	North America includes Mexico and the Caribbean.
(2)

United States revenue was $165.9 million and $145.7 million for the three months ended June 30, 2018 and 2017, respectively, and $326.9 million and $269.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of such class of stock outstanding during the period. Vested restricted stock units (“RSUs”) that have not been settled, including the vested equity award granted to our CEO (“CEO award”), have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three and six months ended June 30, 2018 and 2017, our potentially dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the prior year period, shares of Series A, A-1, B, and C convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common(1)	Class B Common(2)	Class C Common(3)	Class A Common	Class B Common(2)	Class C Common(3)
Numerator:
Net loss	$(259,320)	$(26,064)	$(67,926)	$(248,613)	$(102,730)	$(91,750)	$(536,579)	$(58,763)	$(143,753)	$(1,524,926)	$(543,768)	$(583,236)
Net loss attributable to common stockholders	$(259,320)	$(26,064)	$(67,926)	$(248,613)	$(102,730)	$(91,750)	$(536,579)	$(58,763)	$(143,753)	$(1,524,926)	$(543,768)	$(583,236)
Denominator:
Basic shares:
Weighted-average common shares - Basic	950,383	95,520	248,943	686,456	283,651	253,336	931,936	102,060	249,672	627,209	223,654	239,888
Diluted shares:
Weighted-average common shares - Diluted	950,383	95,520	248,943	686,456	283,651	253,336	931,936	102,060	249,672	627,209	223,654	239,888
Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(0.27)	$(0.27)	$(0.36)	$(0.36)	$(0.36)	$(0.58)	$(0.58)	$(0.58)	$(2.43)	$(2.43)	$(2.43)
Diluted	$(0.27)	$(0.27)	$(0.27)	$(0.36)	$(0.36)	$(0.36)	$(0.58)	$(0.58)	$(0.58)	$(2.43)	$(2.43)	$(2.43)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2018	2017
	(in thousands)
Stock options	16,963	39,496
Unvested RSUs	158,259	177,400

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

The following table summarizes the restricted stock activity during the six months ended June 30, 2018:

	Class A Outstanding Restricted Stock	Class B Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value per Restricted Stock
	(in thousands, except per share data)
Unvested at December 31, 2017	156,005	7,791	$15.89
Granted	45,036	—	$14.60
Vested	(25,016)	(3,941)	$15.77
Forfeited	(21,041)	(575)	$16.56
Unvested at June 30, 2018	154,984	3,275	$15.45

RSUs granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $380.0 million as of June 30, 2018 and is expected to be recognized over a weighted-average period of 2.0 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $1.2 billion as of June 30, 2018 and is expected to be recognized over a weighted-average period of 3.8 years. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs granted after February 2018 is generally satisfied in equal monthly installments over four years.

Additionally, we have 30.4 million and 34.4 million of RSUs that are vested but have not yet settled as of June 30, 2018 and December 31, 2017, respectively. These RSUs are primarily related to the CEO award.

The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2018:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2017	20,807	11,790	$4.10	4.99	$343,110
Granted	3,752	—	$14.40	—	$—
Exercised	(10,131)	(8,095)	$2.62	—	$—
Forfeited	(1,001)	(159)	$15.68	—	$—
Outstanding at June 30, 2018	13,427	3,536	$7.42	6.56	$106,714

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2017 and June 30, 2018, respectively.

Total unrecognized compensation cost related to stock options granted and assumed was $48.1 million as of June 30, 2018 and is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$1,467	$2,223	$1,743	$21,931
Research and development	92,303	163,848	170,118	881,928
Sales and marketing	21,996	20,558	38,182	180,284
General and administrative	40,605	58,399	79,587	1,153,006
Total	$156,371	$245,028	$289,630	$2,237,149

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2017	$639,882
Foreign currency translation	(4,400)
Balance as of June 30, 2018	$635,482

Intangible assets consisted of the following:

	June 30, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.9	$5,414	$3,742	$1,672
Trademarks	1.9	5,772	3,386	2,386
Acquired developed technology	4.2	180,000	62,107	117,893
Customer relationships	2.3	15,573	6,040	9,533
Patents	7.4	19,710	3,997	15,713
		$226,469	$79,272	$147,197

	December 31, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.1	$5,418	$3,210	$2,208
Trademarks	2.3	5,772	2,701	3,071
Acquired developed technology	4.7	180,396	45,435	134,961
Customer relationships	2.6	15,558	3,506	12,052
Patents	7.8	17,150	2,969	14,181
		$224,294	$57,821	$166,473

Amortization of intangible assets was $10.8 million and $5.8 million for the three months ended June 30, 2018 and 2017, respectively, and $21.6 million and $11.2 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2018	$21,344
2019	38,717
2020	32,247
2021	25,185
2022	15,170
Thereafter	14,534
Total	$147,197

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2018 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of June 30, 2018, are as follows:

Operating Leases
(in thousands)
Remainder of 2018	$29,010
2019	60,519
2020	60,187
2021	58,576
2022	47,482
Thereafter	145,557
Total minimum lease payments	$401,331

Operating lease expenses for the three months ended June 30, 2018 and 2017 were $15.5 million and $11.8 million, respectively, and $31.3 million and $24.7 million for the six months ended June 30, 2018 and 2017, respectively.

In 2018, we will exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. As of June 30, 2018, these leases have a remaining contractual obligation of approximately $82.0 million. In the three months ended June 30, 2018, we recorded a lease exit charge of $3.9 million. The charge, recorded as general and administrative expense, reflects the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of sublease income. We expect to incur total lease exit charges of approximately $25 million to $45 million in 2018, primarily in the third quarter, based on current exit plans.

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of June 30, 2018. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of June 30, 2018, are as follows:

Financing Leases
(in thousands)
Remainder of 2018	$2,374
2019	4,796
2020	4,947
2021	5,092
2022	5,167
Thereafter	20,785
Total minimum lease payments	$43,161

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of June 30, 2018, $16.4 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

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

The future minimum contractual commitment including commitments less than one year, as of June 30, 2018 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2018	$309,666
2019	602,540
2020	678,805
2021	750,080
2022	33,333
Thereafter	—
Total minimum commitments	$2,374,424

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. On June 13, 2018, the court stayed the lawsuit pending the outcome of several challenges to the validity of the patents, filed by us at the U.S. Patent Office. While management believes we have meritorious defenses to Vaporstream's claims, the outcome of this matter remains uncertain.

The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matters described above, it is not possible to estimate the reasonably possible loss or range of loss.

We are subject to various other legal proceedings and claims in the ordinary course of business, including certain patent, trademark, privacy, and employment matters. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of our other pending matters will seriously harm our business, financial condition, results of operations, and cash flows.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2018. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2018.

7. Fair Value Measurements

We classify our marketable securities within Level 1 because we use quoted market prices to determine their fair value. The following table sets forth our financial assets as of June 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis during the period:

	Fair Value
	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents
Cash	$360,035	$267,715
U.S. government securities	14,985	25,861
U.S. government agency securities	18,163	40,487
Total cash and cash equivalents	$393,183	$334,063
Marketable securities
U.S. government securities	$950,807	$1,350,581
U.S. government agency securities	226,013	358,395
Total marketable securities	$1,176,820	$1,708,976

The amortized cost of U.S. government securities with maturities less than one year was $951.2 million and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively. The amortized cost of U.S. government agency securities with maturities of less than a year was $226.1 million and $358.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

Income tax expense was $1.1 million and $2.7 million for the three and six months ended June 30, 2018, respectively, compared to an expense of $0.2 million and a benefit of $2.8 million for the three and six months ended June 30, 2017, respectively. The income tax benefit for the six months ended June 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the six-months ended June 30, 2018. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

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

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2017	$(1,078)	$15,235	$14,157
OCI before reclassifications (1)	494	(6,443)	(5,949)
Amounts reclassified from AOCI (2)	(1)	—	(1)
Net current period OCI	493	(6,443)	(5,950)
Balance at June 30, 2018	$(585)	$8,792	$8,207

(1)	Net of tax expense of $0.1 million for gains / losses on marketable securities.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Property and equipment, net:
United States	$188,913	$146,862
Rest of world (1)	25,317	19,900
Total property and equipment, net	$214,230	$166,762

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Executive Overview of Second Quarter Results

Our key user metrics and financial results for the second quarter of 2018 are as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 8% to 188 million in Q2 2018, compared to 173 million in Q2 2017.
•	Average revenue per user, or ARPU, increased 34% to $1.40 in Q2 2018, compared to $1.05 in Q2 2017.

Financial Results

•	Cash used in operating activities was $199.3 million in Q2 2018, compared to $209.6 million in Q2 2017.
•	Free Cash Flow was $(234.2) million in Q2 2018, compared to $(228.9) million in Q2 2017.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units and outstanding stock options, totaled 1.5 billion at June 30, 2018, compared with 1.4 billion one year ago.

•	Capital expenditures were $34.9 million in Q2 2018, compared to $19.4 million in Q2 2017.
•	Cash, cash equivalents, and marketable securities were $1.6 billion as of June 30, 2018.
•	Revenue increased 44% to $262.3 million in Q2 2018, compared to $181.7 million in Q2 2017.
•	Total costs and expenses excluding stock-based compensation and related payroll tax expense increased 18% to $457.7 million in Q2 2018, compared to $388.2 million in Q2 2017.
•	Loss from operations decreased 20% to $357.8 million in Q2 2018, compared to $449.0 million in Q2 2017.
•	Net loss decreased 20% to $353.3 million in Q2 2018, compared to $443.1 million in Q2 2017
•	Diluted net loss per share decreased 25% to $(0.27) in Q2 2018, compared to $(0.36) in Q2 2017.
•	Adjusted EBITDA loss decreased 13% to $(169.0) million in Q2 2018, compared to $(194.0) million in Q2 2017.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. We contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that helps people communicate visually with friends and family through short videos and images called Snaps. On average, 188 million people use Snapchat daily.

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 188 million DAUs on average in the second quarter of 2018, compared to 173 million in the second quarter of 2017, an increase of 8%. In February 2018, we rolled out a redesign of the Snapchat application, which negatively impacted our DAUs. Our DAUs declined 2% in the second quarter of 2018 compared to the first quarter of 2018. During the second quarter, we launched an update to the redesign and we will continue to make changes and optimizations to the Snapchat application. The short- and long-term impacts of changes and optimizations on DAUs and other user metrics are difficult to predict.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

In the three months ended June 30, 2018, we recorded revenue of $262.3 million compared to revenue of $181.7 million for the same period in 2017, a 44% year-over-year increase. In the six months ended June 30, 2018, we recorded revenue of $492.9 million compared to revenue of $331.3 million for the same period in 2017, a 49% year-over-year increase. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still in its early stages, it has grown rapidly.

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

Quarterly Average Revenue per User

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

ARPU was $1.40 in the second quarter of 2018, up from $1.05 a year ago and up from $1.21 in the first quarter of 2018.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$262,263	$181,671	$492,929	$331,319
Loss from operations	(357,842)	(449,018)	(750,372)	(2,662,785)
Net loss	(353,310)	(443,093)	(739,095)	(2,651,930)
Adjusted EBITDA(1)	(169,032)	(193,990)	(386,897)	(382,233)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. We sell advertising directly to advertisers, referred to as Snap-sold revenue. Certain partners that provide content on Snapchat, or content partners, also sell directly to advertisers, referred to as partner-sold revenue. We report Snap-sold revenue on a gross basis and partner-sold revenue on a net basis. Currently, our Sponsored Creative Tools, which include Sponsored Lenses and Sponsored Geofilters, and our measurement services are only Snap-sold. For the three months ended June 30, 2018 and 2017, approximately 98% and 94% of our advertising revenue was Snap-sold, respectively, and approximately 2% and 6% of our advertising revenue was partner-sold, respectively. For the six months ended June 30, 2018 and 2017, approximately 97% and 93% of our advertising revenue was Snap-sold, respectively, and approximately 3% and 7% of our advertising revenue was partner-sold, respectively. Snap Ads, whether Snap-sold or partner-sold, may be subject to revenue sharing arrangements between us and the content partner.

We also generate revenue from sales of our hardware product, Spectacles. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products. Infrastructure costs primarily include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes revenue share payments to our content partners, advertising measurement services, and content creation costs. Content creation costs include personnel-related costs, including salaries, benefits, and stock-based compensation expenses. In addition, cost of revenue includes inventory costs for Spectacles and facilities and other supporting overhead costs, including depreciation and amortization.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation expense for our employees engaged in sales and sales support, business development, media, marketing, corporate partnerships, communications, and customer service functions. Sales and marketing expenses also include costs incurred for advertising, market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our executives, finance, legal, information technology, human resources, and other administrative teams, including facilities and supporting overhead costs, and depreciation and amortization. General and administrative expenses also include external professional services and employee event costs.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Interest Expense

Interest expense consists primarily of interest on build-to-suit lease financing obligations and commitment fees and amortization of financing costs related to our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of cost and equity method investment income and losses, and foreign currency transaction gains and losses.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We consider the exclusion of certain non-cash or non-recurring expenses in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. Additionally, we believe that Adjusted EBITDA is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue-generating activities. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$262,263	$181,671	$492,929	$331,319
Costs and expenses(1) (2):
Cost of revenue	191,565	152,148	388,363	315,506
Research and development	203,246	255,735	404,232	1,061,583
Sales and marketing	101,685	90,903	203,798	310,636
General and administrative	123,609	131,903	246,908	1,306,379
Total costs and expenses	620,105	630,689	1,243,301	2,994,104
Loss from operations	(357,842)	(449,018)	(750,372)	(2,662,785)
Interest income	6,600	6,349	12,704	8,773
Interest expense	(930)	(998)	(1,864)	(1,693)
Other income (expense), net	(61)	786	3,092	973
Loss before income taxes	(352,233)	(442,881)	(736,440)	(2,654,732)
Income tax benefit (expense)	(1,077)	(212)	(2,655)	2,802
Net loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Adjusted EBITDA(3)	$(169,032)	$(193,990)	$(386,897)	$(382,233)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,467	$2,223	$1,743	$21,931
Research and development	92,303	163,848	170,118	881,928
Sales and marketing	21,996	20,558	38,182	180,284
General and administrative	40,605	58,399	79,587	1,153,006
Total	$156,371	$245,028	$289,630	$2,237,149

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,610	$2,970	$10,812	$4,639
Research and development	9,489	5,983	18,280	11,738
Sales and marketing	3,991	1,589	7,560	4,189
General and administrative	3,424	2,043	7,416	4,469
Total	$22,514	$12,585	$44,068	$25,035

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	73	84	79	95
Research and development	77	141	82	320
Sales and marketing	39	50	41	94
General and administrative	47	73	50	394
Total costs and expenses	236	347	252	904
Loss from operations	136	247	152	804
Interest income	3	3	3	3
Interest expense	—	1	—	1
Other income (expense), net	—	—	1	—
Loss before income taxes	134	244	149	801
Income tax benefit (expense)	—	—	1	1
Net loss	135%	244%	150%	800%

Three and Six Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue	$262,263	$181,671	$492,929	$331,319
Revenue as a dollar change		$80,592		$161,610
Revenue as a percentage change		44%		49%

Revenue for the three months ended June 30, 2018 increased $80.6 million compared to the same period in 2017. Revenue was $492.9 million for the six months ended June 30, 2018, compared to $331.3 million for the same period in 2017. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand for Snap Ads and increased user engagement as measured by an increase in DAUs. For Snap Ads, incremental spend was primarily through our advertising API, which allows advertisers access to inventory at a lower price than our direct sales channels. In 2018, we also began selling Sponsored Creative Tools through our advertising API. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Snap-sold revenue was $254.1 million and partner-sold revenue was $6.4 million during the three months ended June 30, 2018 compared to $165.0 million for Snap-sold revenue and $11.3 million for partner-sold revenue during the three months ended June 30, 2017. Snap-sold revenue was $476.6 million and partner-sold revenue was $13.0 million during the six months ended June 30, 2018 compared to $293.9 million for Snap-sold revenue and $23.6 million for partner-sold revenue during the six months ended June 30, 2017.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Cost of Revenue	$191,565	$152,148	$388,363	$315,506
Cost of Revenue as a dollar change		$39,417		$72,857
Cost of Revenue as a percentage change		26%		23%

Cost of revenue for the three months ended June 30, 2018 increased $39.4 million, or 26%, compared to the same period in 2017. The increase in cost of revenue primarily consisted of $29.4 million related to increased infrastructure costs, in part attributable to DAU growth between the periods.

Cost of revenue for the six months ended June 30, 2018 increased $72.9 million, or 23%, compared to the same period in 2017. The increase in cost of revenue primarily consisted of $68.8 million related to increased infrastructure costs, in part attributable to DAU growth between the periods, as well as increased revenue share payments to our partners consistent with our overall increase in revenue and increased measurement costs as we continue to launch new tools to measure advertising effectiveness. The increase was partially offset by a decrease in product costs for Spectacles and a decrease in personnel-related costs, including a decrease in stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO, in March 2017.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Research and Development Expenses	$203,246	$255,735	$404,232	$1,061,583
Research and Development Expenses as a dollar change		$(52,489)		$(657,351)
Research and Development Expenses as a percentage change		(21)%		(62)%

Research and development expenses for the three months ended June 30, 2018 decreased $52.5 million compared to the same period in 2017. The decrease was driven by a decrease in stock-based compensation expense of $71.5 million. The decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs, driven by an increase in research and development headcount.

Research and development expenses for the six months ended June 30, 2018 decreased $657.4 million compared to the same period in 2017. The decrease was driven by a decrease in stock-based compensation expense of $711.8 million. Stock-based compensation expense in the six months ended June 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs, driven by an increase in research and development headcount.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sales and Marketing Expenses	$101,685	$90,903	$203,798	$310,636
Sales and Marketing Expenses as a dollar change		$10,782		$(106,838)
Sales and Marketing Expenses as a percentage change		12%		(34)%

Sales and marketing expenses for the three months ended June 30, 2018 increased $10.8 million compared to the same period in 2017. The increase in sales and marketing expenses primarily consisted of an increase in personnel costs, driven by an increase in sales and marketing headcount.

Sales and marketing expenses for the six months ended June 30, 2018 decreased $106.8 million, compared to the same period in 2017. The decrease for the six months ended June 30, 2018 was due to a $142.1 million decrease in stock-based compensation expense. Stock-based compensation expense in the six months ended June 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs, driven by an increase in sales and marketing headcount.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and Administrative Expenses	$123,609	$131,903	$246,908	$1,306,379
General and Administrative Expenses as a dollar change		$(8,294)		$(1,059,471)
General and Administrative Expenses as a percentage change		(6)%		(81)%

General and administrative expenses for the three months ended June 30, 2018 decreased $8.3 million compared to the same period in 2017. The decrease was driven by a $17.8 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in facilities costs, driven by lease exit charges.

General and administrative expenses for the six months ended June 30, 2018 decreased $1.1 billion compared to the same period in 2017. The decrease was driven by a $1.1 billion decrease in stock-based compensation expense. Stock-based compensation expense in the six months ended June 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017, including $636.6 million attributable to a restricted stock unit grant to our CEO. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest Income	$6,600	$6,349	$12,704	$8,773
Interest Income as a dollar change		$251		$3,931
Interest Income as a percentage change		4%		45%

Interest income for the three and six months ended June 30, 2018 increased $0.3 million and $3.9 million, respectively, compared to the same periods in 2017. The increase was primarily a result of higher interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest Expense	$(930)	$(998)	$(1,864)	$(1,693)
Interest Expense as a dollar change		$68		$(171)
Interest Expense as a percentage change		(7)%		10%

Interest expense for the three and six months ended June 30, 2018 decreased $0.1 million and increased $0.2 million, respectively, compared to the same periods in 2017. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease and commitment fees and amortization of costs related to our revolving credit facility.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Other Income (Expense), Net	$(61)	$786	$3,092	$973
Other Income (Expense), Net as a dollar change		$(847)		$2,119
Other Income (Expense), Net as a percentage change		(108)%		218%

Other income (expense), net for the three months ended June 30, 2018 was $(0.1) million compared to $0.8 million the same period in 2017. Other income, net for the six months ended June 30, 2018 increased $2.1 million compared to the same period in 2017. The change from the comparative period was primarily a result of an increase in gains on cost and equity method investments, partially offset by an increase in foreign currency transaction losses.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income Tax Benefit (Expense)	$(1,077)	$(212)	$(2,655)	$2,802
Income Tax Benefit (Expense) as a dollar change		$(865)		$(5,457)
Income Tax Benefit (Expense) as a percentage change		408%		(195)%
Effective Tax Rate	(0.3)%	0.0%	(0.4)%	0.1%

Income tax expense was $1.1 million and $2.7 million for the three and six months ended June 30, 2018, respectively, compared to an expense of $0.2 million and a benefit of $2.8 million for the three and six months ended June 30, 2017, respectively. The income tax benefit for the six months ended June 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the six-months ended June 30, 2018. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. For additional discussion, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net Loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Net Loss as a dollar change		$89,783		$1,912,835
Net Loss as a percentage change		(20)%		(72)%

Adjusted EBITDA	$(169,032)	$(193,990)	$(386,897)	$(382,233)
Adjusted EBITDA as a dollar change		$24,958		$(4,664)
Adjusted EBITDA as a percentage change		13%		(1)%

Net loss for the three and six months ended June 30, 2018 was $353.3 million and $739.1 million compared to $443.1 million and $2.7 billion for the same periods in 2017. Adjusted EBITDA loss for the three and six months ended June 30, 2018 was $169.0 million and $386.9 million compared to $194.0 million and $382.2 million for the same periods in 2017. The change in net loss and Adjusted EBITDA loss for the period was driven by increased revenues, partially offset by increased cost of revenue and higher operating expenses. The increase in cost of revenue was primarily related to increased infrastructure costs. The increase in operating expenses was primarily related to increased personnel costs due to an increase in headcount. The decrease in net loss was driven by a decrease in stock-based compensation expense of $88.7 million and $1.9 billion for the three and six months ended June 30, 2018, respectively. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

We use the non-GAAP financial measure of Free Cash Flow, which is defined as net cash provided by (used in) operating activities, reduced by purchases of property and equipment. We believe Free Cash Flow is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business and is a key financial indicator used by management. Additionally, we believe that Free Cash Flow is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities. Free Cash Flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(353,310)	$(443,093)	$(739,095)	$(2,651,930)
Add (deduct):
Interest income	(6,600)	(6,349)	(12,704)	(8,773)
Interest expense	930	998	1,864	1,693
Other (income) expense, net	61	(786)	(3,092)	(973)
Income tax (benefit) expense	1,077	212	2,655	(2,802)
Depreciation and amortization	22,514	12,585	44,068	25,035
Stock-based compensation expense	156,371	245,028	289,630	2,237,149
Payroll tax expense related to stock-based compensation	5,997	(2,585)	15,965	18,368
Reduction in force charges	—	—	9,884	—
Lease exit charges	3,928	—	3,928	—
Adjusted EBITDA	$(169,032)	$(193,990)	$(386,897)	$(382,233)

Reduction in force charges during the first quarter of 2018 were related to a reduction in force plan we implemented during March 2018, impacting approximately 7% of our global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in stock-based compensation expense above for the six months ended June 30, 2018.

In 2018, we will exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the three months ended June 30, 2018, we recorded a lease exit charge of $3.9 million. The charge reflects the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of sublease income. We expect to incur total lease exit charges of approximately $25 million to $45 million in 2018, primarily in the third quarter, based on current exit plans. These charges are non-recurring and not reflective of underlying trends in our business.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(199,346)	$(209,574)	$(431,327)	$(364,571)
Less:
Purchases of property and equipment	(34,901)	(19,365)	(71,216)	(37,358)
Free Cash Flow	$(234,247)	$(228,939)	$(502,543)	$(401,929)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.6 billion as of June 30, 2018, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to

$1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. Any amounts outstanding under this facility will be due and payable in July 2021. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. As of June 30, 2018, no amounts were outstanding under the Credit Facility.

We believe our existing cash balance is sufficient to fund our ongoing working capital, investing, and financing requirements for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development efforts, the introduction of new features, products, and acquisitions, and continued user engagement. We continually evaluate opportunities to issue or repurchase equity or debt securities, obtain, retire, or restructure credit facilities or financing arrangements, or declare dividends for strategic reasons or to further strengthen our financial position.

As of June 30, 2018, approximately 7% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(431,327)	$(364,571)
Net cash provided by (used in) investing activities	442,455	(1,734,580)
Net cash provided by financing activities	47,172	2,440,808
Net increase in cash, cash equivalents, and restricted cash	$58,300	$341,657
Free Cash Flow (1)	$(502,543)	$(401,929)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Six Months Ended June 30, 2018 and 2017

Net Cash Used in Operating Activities

Net cash used in operating activities increased $66.8 million in the six months ended June 30, 2018 compared to the same period in 2017. Net cash used in operating activities was $431.3 million for the six months ended June 30, 2018, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $289.6 million and depreciation and amortization of $44.1 million. Net cash used in operating activities was also driven by a decrease in accounts payable of $46.7 million primarily due to timing of payments, partially offset by a decrease in accounts receivable of $34.8 million due to seasonality of our business.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $442.5 million for the six months ended June 30, 2018, compared to net cash used in investing activities of $1.7 billion for the same period in 2017. Our investing activities in the six months ended June 30, 2018 consisted of cash provided by the sales and maturities of marketable securities of $1.4 billion, partially offset by the purchase of marketable securities of $874.1 million. Net cash used in investing activities in the prior period was primarily due to the use of $2.7 billion for the purchase of marketable securities, partially offset by cash provided by the sales and maturities of marketable securities of $1.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $47.2 million and $2.4 billion for the six months ended June 30, 2018 and 2017, respectively. Our financing activities in the six months ended June 30, 2018 consisted of proceeds from the exercise of stock options of $47.7 million. Net cash provided by financing activities in the prior period consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $208.4 million.

Free Cash Flow

Free Cash Flow was $(502.5) million and $(401.9) million for the six months ended June 30, 2018 and 2017, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $71.2 million and $37.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2018:

	Total	Less than 1 Year (Remainder of 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	After 5 Years (Thereafter)
	(in thousands)
Operating leases	$401,331	$29,010	$120,706	$106,058	$145,557
Financing leases	43,161	2,374	9,743	10,259	20,785
Hosting commitments	2,349,295	294,639	1,271,323	783,333	—
Other commitments	25,129	15,027	10,022	80	—
Total contractual commitments	$2,818,916	$341,050	$1,411,794	$899,730	$166,342

For additional discussion on our operating and financing leases and data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In 2018, we will exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. As of June 30, 2018, these leases have a remaining contractual obligation of approximately $82.0 million. In the three months ended June 30, 2018, we recorded a lease exit charge of $3.9 million. The charge, recorded as general and administrative expense, reflects the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of sublease income. We expect to incur total lease exit charges of approximately $25 million to $45 million in 2018, primarily in the third quarter, based on current exit plans.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $393.2 million and $334.1 million at June 30, 2018 and December 31, 2017, respectively. We had marketable securities totaling $1.2 billion and $1.7 billion at June 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three and six months ended June 30, 2018, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and six months ended June 30, 2018, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and six months ended June 30, 2018, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 188 million Daily Active Users on average in the quarter ended June 30, 2018, and we view Daily Active Users as a critical measure of our user engagement. Adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will continue to decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. If our Daily Active Users growth rate slows, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not continue to grow. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users engage more with competing products instead of ours;
•	our competitors have and may continue to mimic our products and therefore harm our user engagement and growth;

•	we fail to introduce new and exciting products and services or those we introduce are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
•	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees that adversely affect the user experience;
•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
•	we fail to provide adequate service to users, advertisers, or partners;
•	we do not provide a compelling user experience to entice users to use the Snapchat application on a daily basis;
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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS, application stores, and related hardware, including but not limited to mobile-device cameras. The owners and operators of such operating systems and application stores, Google and Apple, respectively, each have approval authority and provide consumers with products that compete with ours. Additionally, mobile devices, and mobile-device cameras, are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

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

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application store may impact the accessibility, speed, functionality, and other performance aspects of our products and features, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business.

For example, in December 2017, the Federal Communications Commission, or FCC, voted to repeal the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The future impact of such repeal and any challenges to the repeal remains uncertain and our business could be seriously harmed. The European Union similarly requires equal access to internet content. Additionally, as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our business would be seriously harmed.

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

While no individual customer accounts for more than 10% of our revenue, many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went effect on May 25, 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 219,890,702 shares of Class C common stock, which represents approximately 95.9% of the voting power of our outstanding capital stock as of June 30, 2018. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO in March 2017 and such shares are delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017, following which Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to ten votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior, or by introducing performance and quality issues. For example, in 2017, we transitioned most of our Snap Ads sales to a programmatic model, which decreased average advertising prices. In 2018, we started moving our advertisements in our Creative Tools to a programmatic model. Additionally, we introduced a major redesign of the Snapchat application in December 2017 that rolled out more broadly in February 2018. The short- and long-term impact of any major change, like our recent redesign, is particularly difficult to predict. If new or enhanced products fail to engage our users, advertisers, or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a subsidiary of Facebook, introduced a “stories” feature that largely mimics our Stories feature and may be directly competitive. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. For example, in late 2016, we launched Spectacles, our first hardware product. While we view Spectacles as an extension of Snapchat, adding hardware products and services to our product portfolio subjects us to additional competition and new competitors.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain markets than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more markets to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry;
•	our ability to attract, retain, and motivate talented employees, particularly engineers and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $5.4 billion and for the three months ended June 30, 2018, we experienced a net loss of $353.3 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

We regularly review metrics, including our Daily Active Users and ARPU metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We believe that we do not capture all data regarding our active users. This generally occurs because of technical issues, like when our systems do not record data from every user’s application. We also seek to identify missed activity when data is lost or not captured, which may result in understated metrics. For example, a user may open the Snapchat application and contact our servers but not be recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average.

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

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;

•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in business or macroeconomic conditions.

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

As our business continues to grow and expand, we may decide to engage in business with some of our partners on an open credit basis. While we may monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future, especially as we expand our business internationally, engage with partners that have limited operating history, or engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

We may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

It is possible that a regulatory inquiry might force us to change our policies or practices. And were we to violate existing or future regulatory orders or consent decrees, we might incur substantial monetary fines and other penalties that could seriously harm our business. It is possible that future investigations by, orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. If these matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

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

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, the plaintiffs in class-action cases filed against us typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business could be seriously harmed. Although the results of lawsuits and claims cannot be predicted with certainty, management does not believe that the final outcome of those matters that we currently face will seriously harm our business. However, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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

Our offices are dispersed in various cities, which may negatively affect employee morale and could seriously harm our business.

We have many offices, both domestic and abroad, with our principal offices being located in the Los Angeles area, where we have many office buildings that are dispersed throughout the area. This diffuse structure may prevent us from fostering positive employee morale and encouraging social interaction among our employees and different business units. Moreover, because our office buildings are dispersed throughout the area, we may be unable to adequately oversee employees and business functions. If we cannot compensate for these and other issues caused by this geographically dispersed office structure, we may lose employees, which could seriously harm our business.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2018, we had recorded a total of $782.7 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

We cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

We have incurred net losses and negative cash flow from operations for all prior periods, and we may not achieve or maintain profitability. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2018, Mr. Spiegel and Mr. Murphy control approximately 96.4% of our voting power, and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, no other public company has listed only non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes are considering whether to exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, now requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indexes, stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock will likely not be eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $10.50 to $29.44 through June 30, 2018. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our user growth, retention, engagement, revenue, or other operating results;
•	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•	the accuracy of our financial guidance or projections;
•	any forward-looking financial or operating information we may provide, any changes in this information, or our failure to meet expectations based on this information;
•

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	whether our capital structure is viewed unfavorably, particularly our non-voting Class A common stock and the significant voting control of our co-founders;
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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. This litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2018, we had outstanding a total of 958.8 million shares of Class A common stock, 94.5 million shares of Class B common stock, and 219.9 million shares of Class C common stock. In addition, as of June 30, 2018, 170.6 million shares of Class A common stock, 6.9 million shares of Class B common stock, and 28.1 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares, other than approximately 461.6 million shares (including options exercisable as of June 30, 2018) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, are eligible for sale in the public market. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume to decline. Since we provide only limited financial guidance, this may increase the probability that our financial results are perceived as not in line with analysts’ expectations, and could cause volatility to our Class A common stock price.

We are currently an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are currently an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2018, we will cease to be an emerging growth company as of December 31, 2018 and, therefore, will not be able to take advantage of these various exemptions. However, so long as our Class A common stock remains both non-voting and our only publicly traded class of stock, we will not be subject to the requirements of holding nonbinding advisory votes on executive compensation and any golden parachute payments because we would not be subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, mandating advisory votes.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will be subject to Section 404 of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm

On August 2, 2018, we held our 2018 annual meeting of stockholders. That same day, the holders of an aggregate of 219,890,702 shares of our Class C common stock and 11,724,820 shares of our Class B common stock, representing an aggregate of 96.4% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Joanna Coles, A.G. Lafley, Stanley Meresman, Scott D. Miller, Poppy Thorpe, and Christopher Young. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.

Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ended December 31, 2018.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1+	Transition Agreement, by and between Snap Inc. and Andrew Vollero, dated May 7, 2018.	8-K	001-38017	10.1	May 7, 2018

10.2+	Offer Letter, by and between Snap Inc. and Tim Stone, dated May 4, 2018.	8-K	001-38017	10.2	May 7, 2018

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
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

SNAP INC.

Date: August 7, 2018	/s/ Tim Stone
Tim Stone
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	/s/ Lara Sweet
Lara Sweet
Chief Accounting Officer
(Principal Accounting Officer)