Form 10-Q
period 2018-09-30
Snap Inc
filed 2018-10-26
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	979,789,725 shares outstanding as of October 19, 2018
Class B common stock, $0.00001 par value	93,638,578 shares outstanding as of October 19, 2018
Class C common stock, $0.00001 par value	221,490,713 shares outstanding as of October 19, 2018

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and publishers;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to effectively manage our growth and future expenses;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain qualified employees and key personnel; and
•	future acquisitions of or investments in complementary companies, products, services, or technologies.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cash flows from operating activities
Net loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,467	24,898	42,502	68,966
Stock-based compensation	221,702	126,809	2,458,851	416,439
Deferred income taxes	(12,632)	(124)	(14,397)	129
Excess inventory reserve and related asset impairment	21,997	—	21,997	—
Lease exit charges	—	29,340	—	33,268
Other	(2,042)	8,608	(3,714)	(679)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(16,304)	(18,834)	(24,513)	15,937
Prepaid expenses and other current assets	(1,130)	(435)	(48,965)	(3,059)
Other assets	1,563	7,089	(8,545)	20,314
Accounts payable	(5,214)	2,084	4,103	(44,638)
Accrued expenses and other current liabilities	21,259	14,841	103,449	(14,664)
Other liabilities	2,480	(1,671)	5,737	8,360
Net cash used in operating activities	(194,013)	(132,543)	(558,584)	(563,870)
Cash flows from investing activities
Purchases of property and equipment	(25,948)	(26,285)	(63,306)	(97,501)
Purchases of intangible assets	(305)	—	(8,025)	(2,565)
Non-marketable investments	—	(250)	(7,530)	(21,260)
Cash paid for acquisitions, net of cash acquired	(128,231)	—	(352,407)	—
Purchases of marketable securities	(670,406)	(444,369)	(3,412,776)	(1,318,467)
Sales of marketable securities	203,994	—	441,089	45,007
Maturities of marketable securities	783,848	560,465	1,831,327	1,926,802
Net cash provided by (used in) investing activities	162,952	89,561	(1,571,628)	532,016
Cash flows from financing activities
Proceeds from the exercise of stock options	6,072	142	6,855	47,865
Stock repurchases from employees for tax withholdings	(158,827)	—	(367,234)	(551)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	—	—	2,657,797	—
Payments of initial public offering issuance costs	(307)	—	(9,672)	—
Net cash provided by (used in) financing activities	(153,062)	142	2,287,746	47,314
Change in cash, cash equivalents, and restricted cash	(184,123)	(42,840)	157,534	15,460
Cash, cash equivalents, and restricted cash, beginning of period	504,993	395,307	163,336	337,007
Cash, cash equivalents, and restricted cash, end of period	$320,870	$352,467	$320,870	$352,467
Supplemental disclosures
Cash paid for income taxes	$(53)	$758	$5,437	$3,155
Supplemental disclosures of non-cash activities
Assumed equity awards in acquisitions	$3,911	$—	$3,911	$—
Purchase consideration liabilities related to acquisitions	$530	$—	$11,772	$—
Construction in progress related to financing lease obligations	$424	$436	$1,107	$1,292
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(412)	$(6,278)	$(4,155)	$(5,690)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	$207,937	$297,695	$539,256	$790,624
Costs and expenses:
Cost of revenue	210,710	197,554	526,216	585,917
Research and development	239,442	203,510	1,301,025	607,742
Sales and marketing	101,511	97,552	412,147	301,350
General and administrative	118,101	122,450	1,424,480	369,358
Total costs and expenses	669,764	621,066	3,663,868	1,864,367
Operating loss	(461,827)	(323,371)	(3,124,612)	(1,073,743)
Interest income	6,253	7,011	15,026	19,715
Interest expense	(887)	(919)	(2,580)	(2,783)
Other income (expense), net	1,002	(7,625)	1,975	(4,533)
Loss before income taxes	(455,459)	(324,904)	(3,110,191)	(1,061,344)
Income tax benefit (expense)	12,300	(244)	15,102	(2,899)
Net loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.36)	$(0.25)	$(2.71)	$(0.83)
Diluted	$(0.36)	$(0.25)	$(2.71)	$(0.83)
Weighted average shares used in computation of net loss per share:
Basic	1,232,993	1,309,918	1,140,004	1,277,293
Diluted	1,232,993	1,309,918	1,140,004	1,277,293

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	485	71	(411)	564
Foreign currency translation	7,607	(1,808)	14,150	(8,251)
Total other comprehensive income (loss), net of tax	8,092	(1,737)	13,739	(7,687)
Total comprehensive income (loss)	$(435,067)	$(326,885)	$(3,081,350)	$(1,071,930)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2017	September 30, 2018
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$334,063	$350,398
Marketable securities	1,708,976	1,064,009
Accounts receivable, net of allowance	279,473	261,833
Prepaid expenses and other current assets	44,282	48,887
Total current assets	2,366,794	1,725,127
Property and equipment, net	166,762	216,609
Intangible assets, net	166,473	136,473
Goodwill	639,882	634,186
Other assets	81,655	71,381
Total assets	$3,421,566	$2,783,776
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,194	$20,175
Accrued expenses and other current liabilities	275,062	265,345
Total current liabilities	346,256	285,520
Other liabilities	82,983	114,164
Total liabilities	429,239	399,684
Commitments and contingencies (Note 6)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 883,022 shares issued and outstanding at December 31, 2017, and 3,000,000 shares authorized, 976,066 shares issued and outstanding at September 30, 2018.	9	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 122,564 shares issued and outstanding at December 31, 2017, and 700,000 shares authorized, 93,660 shares issued and outstanding at September 30, 2018.	1	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 216,616 shares issued and outstanding at December 31, 2017, and 260,888 shares authorized, 221,491 shares issued and outstanding at September 30, 2018.	2	2
Additional paid-in capital	7,634,825	8,098,519
Accumulated other comprehensive income (loss)	14,157	6,470
Accumulated deficit	(4,656,667)	(5,720,910)
Total stockholders’ equity	2,992,327	2,384,092
Total liabilities and stockholders’ equity	$3,421,566	$2,783,776

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, excess inventory reserves, lease exit charges, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. In preparation for the new requirements, we are implementing a new lease accounting system, and our implementation of the system is substantially complete. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect the primary impact to be the inclusion of lease assets and lease liabilities on our consolidated balance sheet. We will adopt ASU 2016-02 effective January 1, 2019. We plan to use the transition method provided by ASU 2018-11.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Effective January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. As a result of adopting Topic 606, we recorded no adjustment to the opening retained earnings as of January 1, 2018. The impact to revenues and related deferred revenue balances as a result of applying Topic 606 was not material as of and for the three and nine months ended September 30, 2018. See Note 2 for additional information. The most significant aspect of our evaluation of Topic 606 related to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This implementation guidance discusses principal versus agent considerations and gross versus net revenue reporting, including specific indicators to assist in the determination of whether we control a specified good or service before it is transferred to the customer. Through our evaluation, we concluded Snap-sold revenue will be reported on a gross basis and partner-sold revenue will be reported on a net basis, which is consistent with our current revenue recognition policies. We concluded that we control the Snap-sold advertising campaign before it is transferred to the customer because we provide the advertising campaign on Snapchat and have discretion in establishing the price of the advertisements. We concluded that the partner controls significant aspects of the partner-sold advertising campaign before it is transferred to the customer and the partner has discretion in establishing price with the advertiser.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We early adopted ASU 2018-07 in the second quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We do not expect the new standard to have a material impact on our consolidated financial statements.

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

The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is displayed. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees. In determining whether an arrangement exists, we ensure that an agreement, such as an insertion order, has been fully executed.

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

We recognize Snap-sold revenue on a gross basis predominately because we are the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. For Snap-sold advertising, we enter into contractual arrangements directly with advertisers. We are directly responsible for the fulfillment of the contractual terms and any remedy for issues with such fulfillment. For Snap-sold revenue, we also have latitude in establishing the selling price with the advertiser, as we sell advertisements at a rate determined at our sole discretion.

We recognize partner-sold revenue on a net basis predominately because the content partner, and not Snap, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the content partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner-sold transactions. When a content partner sells advertisements, the content partner is responsible for fulfilling the advertisements, and accordingly, we have determined the content partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner-sold advertising. The content partner may sell advertisements at a rate determined at its sole discretion. For the periods presented, partner-sold revenue was not material.

We also generate revenue from sales of our hardware product, Spectacles. For the periods presented, revenue from the sales of Spectacles was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue:
North America (1) (2)	$169,102	$196,320	$457,849	$534,878
Europe (3)	27,788	49,033	56,824	120,364
Rest of world	11,047	52,342	24,583	135,382
Total revenue	$207,937	$297,695	$539,256	$790,624

(1)	North America includes Mexico and the Caribbean.

(2)

United States revenue was $188.5 million and $162.8 million for the three months ended September 30, 2018 and 2017, respectively, and $515.4 million and $432.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three and nine months ended September 30, 2017 and 2018, our potentially dilutive shares relating to stock options, RSUs, and common stock subject to repurchase, and, for the prior year period, shares of Series A, A-1, B, and C convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2017			2018			2017			2018
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(289,818)	$(62,288)	$(91,053)	$(240,299)	$(23,423)	$(61,426)	$(1,869,782)	$(561,713)	$(663,594)	$(777,184)	$(79,652)	$(207,407)
Net loss attributable to common stockholders	$(289,818)	$(62,288)	$(91,053)	$(240,299)	$(23,423)	$(61,426)	$(1,869,782)	$(561,713)	$(663,594)	$(777,184)	$(79,652)	$(207,407)
Denominator:
Basic shares:
Weighted-average common shares - Basic	806,353	173,304	253,336	968,090	94,364	247,464	688,690	206,894	244,420	932,767	95,598	248,928
Diluted shares:
Weighted-average common shares - Diluted	806,353	173,304	253,336	968,090	94,364	247,464	688,690	206,894	244,420	932,767	95,598	248,928
Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.36)	$(0.36)	$(0.25)	$(0.25)	$(0.25)	$(2.71)	$(2.71)	$(2.71)	$(0.83)	$(0.83)	$(0.83)
Diluted	$(0.36)	$(0.36)	$(0.36)	$(0.25)	$(0.25)	$(0.25)	$(2.71)	$(2.71)	$(2.71)	$(0.83)	$(0.83)	$(0.83)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2017	2018
	(in thousands)
Stock options	31,106	16,999
Unvested RSUs	169,719	141,179

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

The following table summarizes the restricted stock activity during the nine months ended September 30, 2018:

	Class A Outstanding Restricted Stock	Class B Outstanding Restricted Stock	Weighted- Average Grant Date Fair Value per Restricted Stock
	(in thousands, except per share data)
Unvested at December 31, 2017	156,005	7,791	$15.89
Granted	55,035	—	$14.19
Vested	(37,651)	(5,218)	$15.66
Forfeited	(33,817)	(966)	$16.28
Unvested at September 30, 2018	139,572	1,607	$15.20

RSUs granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $269.2 million as of September 30, 2018 and is expected to be recognized over a weighted-average period of 1.9 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $1.1 billion as of September 30, 2018 and is expected to be recognized over a weighted-average period of 3.2 years. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs granted after February 2018 is generally satisfied in equal monthly installments over four years.

Additionally, we have 26.6 million and 34.4 million RSUs that are vested but have not yet settled as of September 30, 2018 and December 31, 2017, respectively. These RSUs are primarily related to the CEO award.

The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2018:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2017	20,807	11,790	$4.10	4.99	$343,110
Granted	4,687	—	$14.00	—	$—
Exercised	(10,393)	(8,319)	$2.56	—	$—
Forfeited	(1,402)	(171)	$15.21	—	$—
Outstanding at September 30, 2018	13,699	3,300	$7.73	6.53	$60,036

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2017 and September 30, 2018, respectively.

Total unrecognized compensation cost related to stock options granted and assumed was $47.5 million as of September 30, 2018 and is expected to be recognized over a weighted-average period of 2.7 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue	$1,951	$1,368	$23,882	$3,111
Research and development	143,303	95,329	1,025,231	265,447
Sales and marketing	27,254	25,082	207,538	63,264
General and administrative	49,194	5,030	1,202,200	84,617
Total	$221,702	$126,809	$2,458,851	$416,439

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2017	$639,882
Foreign currency translation	(5,696)
Balance as of September 30, 2018	$634,186

Intangible assets consisted of the following:

	September 30, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.7	$5,414	$4,013	$1,401
Trademarks	1.7	5,772	3,732	2,040
Acquired developed technology	4.0	179,849	70,450	109,399
Customer relationships	2.2	15,572	7,098	8,474
Patents	7.1	19,710	4,551	15,159
		$226,317	$89,844	$136,473

	December 31, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.1	$5,418	$3,210	$2,208
Trademarks	2.3	5,772	2,701	3,071
Acquired developed technology	4.7	180,396	45,435	134,961
Customer relationships	2.6	15,558	3,506	12,052
Patents	7.8	17,150	2,969	14,181
		$224,294	$57,821	$166,473

Amortization of intangible assets was $10.6 million and $9.7 million for the three months ended September 30, 2018 and 2017, respectively, and $32.2 million and $20.8 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2018	$10,459
2019	38,687
2020	32,216
2021	25,154
2022	15,423
Thereafter	14,534
Total	$136,473

6. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2018 and 2027. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of September 30, 2018, are as follows:

Operating Leases
(in thousands)
Remainder of 2018	$14,524
2019	60,877
2020	57,331
2021	54,672
2022	46,775
Thereafter	144,732
Total minimum lease payments	$378,911

Operating lease expenses for the three months ended September 30, 2018 and 2017 were $15.1 million and $13.5 million, respectively, and $46.4 million and $38.2 million for the nine months ended September 30, 2018 and 2017, respectively.

We have and will continue to exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. As of September 30, 2018, these leases have a remaining contractual obligation of approximately $69.5 million. In the three and nine months ended September 30, 2018, we recorded lease exit charges of $29.3 million and $33.3 million, respectively. The charges, recorded as general and administrative expense, primarily include the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. Based on current exit plans and management’s assumptions, we have incurred the substantial majority of total lease exit charges expected.

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of September 30, 2018. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of September 30, 2018, are as follows:

Financing Leases
(in thousands)
Remainder of 2018	$1,187
2019	4,796
2020	4,947
2021	5,092
2022	5,167
Thereafter	20,785
Total minimum lease payments	$41,974

We recognize an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of September 30, 2018, $16.6 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

Contractual Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, and January 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”) which was amended in March 2016 and February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum, we committed to spend $1.0 billion on AWS services between January 2017 and December 2021. That addendum was amended in October 2018, and we are now committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

The future minimum contractual commitments including commitments less than one year, as of September 30, 2018, inclusive of the changes related to the AWS October 2018 addendum, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2018	$117,832
2019	555,167
2020	625,917
2021	686,785
2022	382,333
Thereafter	—
Total minimum commitments	$2,368,034

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. On June 13, 2018, the court stayed the lawsuit pending the outcome of several challenges to the validity of the patents, filed by us at the U.S. Patent Office. While management believes we have meritorious defenses to Vaporstream’s claims, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2018. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2018.

7. Fair Value Measurements

We classify our marketable securities within Level 1 because we use quoted market prices to determine their fair value. The following table sets forth our financial assets as of December 31, 2017 and September 30, 2018 that are measured at fair value on a recurring basis during the period:

	Fair Value
	December 31, 2017	September 30, 2018
	(in thousands)
Cash and cash equivalents
Cash	$267,715	$325,302
U.S. government securities	25,861	12,473
U.S. government agency securities	40,487	12,623
Total cash and cash equivalents	$334,063	$350,398
Marketable securities
U.S. government securities	$1,350,581	$909,005
U.S. government agency securities	358,395	155,004
Total marketable securities	$1,708,976	$1,064,009

The amortized cost of U.S. government securities with maturities less than one year was $909.4 million and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively. The amortized cost of U.S. government agency securities with maturities of less than one year was $155.0 million and $358.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

Income tax expense was $0.2 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, compared to a tax benefit of $12.3 million and $15.1 million for the three and nine months ended September 30, 2017, respectively. The income tax benefit for the three and nine months ended September 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the three and nine months ended September 30, 2018. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

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

9. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2017	$(1,078)	$15,235	$14,157
OCI before reclassifications (1)	564	(8,251)	(7,687)
Amounts reclassified from AOCI (2)	—	—	—
Net current period OCI	564	(8,251)	(7,687)
Balance at September 30, 2018	$(514)	$6,984	$6,470

(1)	Net of tax expense of $0.1 million for gains / losses on marketable securities.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

10. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of December 31, 2017	As of September 30, 2018
	(in thousands)
Property and equipment, net:
United States	$146,862	$193,752
Rest of world (1)	19,900	22,857
Total property and equipment, net	$166,762	$216,609

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Third Quarter Results

Our key user metrics and financial results for the third quarter of 2018 are as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 5% to 186 million in Q3 2018, compared to 178 million Q3 2017.
•	Average revenue per user, or ARPU, increased 37% to $1.60 in Q3 2018, compared to $1.17 in Q3 2017.

Financial Results

•	Cash used in operating activities was $132.5 million in Q3 2018, compared to $194.0 million in Q3 2017.
•	Free Cash Flow was $(158.8) million in Q3 2018, compared to $(220.0) million in Q3 2017.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units and outstanding stock options, totaled 1,476 million at September 30, 2018, compared with 1,441 million one year ago.

•	Capital expenditures were $26.3 million in Q3 2018, compared to $25.9 million in Q3 2017.
•	Cash, cash equivalents, and marketable securities were $1.4 billion as of September 30, 2018.
•	Revenue increased 43% to $297.7 million in Q3 2018, compared to $207.9 million in Q3 2017.
•	Total costs and expenses excluding stock-based compensation expense increased 10% to $494.3 million in Q3 2018, compared to $448.1 million in Q3 2017.
•	Operating loss decreased 30% to $323.4 million in Q3 2018, compared to $461.8 million in Q3 2017.
•	Net loss decreased 27% to $325.1 million in Q3 2018, compared to $443.2 million in Q3 2017.
•	Diluted net loss per share decreased 31% to $(0.25) in Q3 2018, compared to $(0.36) in Q3 2017.
•	Adjusted EBITDA loss decreased 23% to $(138.4) million in Q3 2018, compared to $(178.9) million in Q3 2017.

Overview

Snap Inc. is a camera company.

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. We contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that helps people communicate visually with friends and family through short videos and images called Snaps. On average, 186 million people use Snapchat daily.

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 186 million DAUs on average in the third quarter of 2018, compared to 178 million in the third quarter of 2017, an increase of 5%. Our DAUs declined 1% in the third quarter of 2018 compared to the second quarter of 2018, primarily driven by a decline in Android DAUs.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

Monetization

In the three months ended September 30, 2018, we recorded revenue of $297.7 million compared to revenue of $207.9 million for the same period in 2017, a 43% year-over-year increase. In the nine months ended September 30, 2018, we recorded revenue of $790.6 million compared to revenue of $539.3 million for the same period in 2017, a 47% year-over-year increase. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still in its early stages, it has grown rapidly.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

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

Quarterly Average Revenue per User

(1)	North America includes Mexico and the Caribbean.
(2)	Europe includes Russia and Turkey.

ARPU was $1.60 in the third quarter of 2018, up from $1.17 a year ago and up from $1.40 in the second quarter of 2018.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$207,937	$297,695	$539,256	$790,624
Operating loss	(461,827)	(323,371)	(3,124,612)	(1,073,743)
Net loss	(443,159)	(325,148)	(3,095,089)	(1,064,243)
Adjusted EBITDA(1)	(178,901)	(138,377)	(561,134)	(525,274)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and content partners. We also generate revenue from sales of our hardware product, Spectacles. This revenue is reported net of allowances for returns.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$207,937	$297,695	$539,256	$790,624
Costs and expenses(1) (2):
Cost of revenue	210,710	197,554	526,216	585,917
Research and development	239,442	203,510	1,301,025	607,742
Sales and marketing	101,511	97,552	412,147	301,350
General and administrative	118,101	122,450	1,424,480	369,358
Total costs and expenses	669,764	621,066	3,663,868	1,864,367
Operating loss	(461,827)	(323,371)	(3,124,612)	(1,073,743)
Interest income	6,253	7,011	15,026	19,715
Interest expense	(887)	(919)	(2,580)	(2,783)
Other income (expense), net	1,002	(7,625)	1,975	(4,533)
Loss before income taxes	(455,459)	(324,904)	(3,110,191)	(1,061,344)
Income tax benefit (expense)	12,300	(244)	15,102	(2,899)
Net loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Adjusted EBITDA(3)	$(178,901)	$(138,377)	$(561,134)	$(525,274)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,951	$1,368	$23,882	$3,111
Research and development	143,303	95,329	1,025,231	265,447
Sales and marketing	27,254	25,082	207,538	63,264
General and administrative	49,194	5,030	1,202,200	84,617
Total	$221,702	$126,809	$2,458,851	$416,439

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,404	$5,582	$10,043	$16,394
Research and development	6,401	10,174	18,139	28,454
Sales and marketing	2,820	4,054	7,009	11,614
General and administrative	2,842	5,088	7,311	12,504
Total	$17,467	$24,898	$42,502	$68,966

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	101	66	98	74
Research and development	115	68	241	77
Sales and marketing	49	33	76	38
General and administrative	57	41	264	47
Total costs and expenses	322	209	679	236
Operating loss	222	109	579	136
Interest income	3	2	3	2
Interest expense	—	—	—	—
Other income (expense), net	—	3	—	1
Loss before income taxes	219	109	577	134
Income tax benefit (expense)	6	—	3	—
Net loss	213%	109%	574%	135%

Three and Nine Months Ended September 30, 2017 and 2018

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Revenue	$207,937	$297,695	$539,256	$790,624
Revenue as a dollar change	$89,758		$251,368
Revenue as a percentage change	43%		47%

Revenue for the three months ended September 30, 2018 increased $89.8 million compared to the same period in 2017. Revenue was $790.6 million for the nine months ended September 30, 2018, compared to $539.3 million for the same period in 2017. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand for Snap Ads and increased user engagement as measured by an increase in DAUs. For Snap Ads, incremental spend was primarily through our programmatic advertising platform, which allows advertisers access to inventory at a lower price than our direct sales channels. In 2018, we also began selling Sponsored Creative Tools through our programmatic advertising platform. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Cost of Revenue	$210,710	$197,554	$526,216	$585,917
Cost of Revenue as a dollar change	$(13,156)		$59,701
Cost of Revenue as a percentage change	(6)%		11%

Cost of revenue for the three months ended September 30, 2018 decreased $13.2 million, or 6%, compared to the same period in 2017. The decrease in cost of revenue primarily consisted of $39.9 million for Spectacles inventory-related charges that occurred in the third quarter of 2017. The decrease was partially offset by an increase of $18.6 million related to increased infrastructure costs, in part attributable to DAU growth and activity between the periods.

Cost of revenue for the nine months ended September 30, 2018 increased $59.7 million, or 11%, compared to the same period in 2017. The increase in cost of revenue primarily consisted of $87.5 million related to increased infrastructure costs, in part attributable to DAU growth and activity between the periods, as well as increased revenue share payments to our partners consistent with our overall increase in revenue and increased measurement costs as we continue to launch new tools to measure advertising effectiveness. The increase was partially offset by a decrease of $39.9 million for Spectacles inventory-related charges that occurred in the third quarter of 2017, a decrease in product costs for Spectacles, and a decrease in personnel-related costs. The decrease in personnel costs primarily consisted of a decrease in stock-based compensation expense primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO, in March 2017.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Research and Development Expenses	$239,442	$203,510	$1,301,025	$607,742
Research and Development Expenses as a dollar change	$(35,932)		$(693,283)
Research and Development Expenses as a percentage change	(15)%		(53)%

Research and development expenses for the three months ended September 30, 2018 decreased $35.9 million compared to the same period in 2017. The decrease was driven by a decrease in stock-based compensation expense of $48.0 million. The decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs.

Research and development expenses for the nine months ended September 30, 2018 decreased $693.3 million compared to the same period in 2017. The decrease was driven by a decrease in stock-based compensation expense of $759.8 million. Stock-based compensation expense in the nine months ended September 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Sales and Marketing Expenses	$101,511	$97,552	$412,147	$301,350
Sales and Marketing Expenses as a dollar change	$(3,959)		$(110,797)
Sales and Marketing Expenses as a percentage change	(4)%		(27)%

Sales and marketing expenses for the three months ended September 30, 2018 decreased $4.0 million compared to the same period in 2017. The decrease in sales and marketing expenses primarily consisted of a decrease in marketing events, partially offset by an increase in personnel costs.

Sales and marketing expenses for the nine months ended September 30, 2018 decreased $110.8 million, compared to the same period in 2017. The decrease for the nine months ended September 30, 2018 was due to a $144.3 million decrease in stock-based compensation expense. Stock-based compensation expense in the nine months ended September 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in personnel costs.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
General and Administrative Expenses	$118,101	$122,450	$1,424,480	$369,358
General and Administrative Expenses as a dollar change	$4,349		$(1,055,122)
General and Administrative Expenses as a percentage change	4%		(74)%

General and administrative expenses for the three months ended September 30, 2018 increased $4.3 million compared to the same period in 2017. The increase was driven by an increase in facilities costs, driven by $29.3 million of lease exit charges. The charges primarily include the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. Additionally, the increase was driven by increased professional services, primarily related to legal expenses, and increased personnel expenses, excluding stock-based compensation expense. The increase was partially offset by a $44.2 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods.

General and administrative expenses for the nine months ended September 30, 2018 decreased $1.1 billion compared to the same period in 2017. The decrease was driven by a $1.1 billion decrease in stock-based compensation expense. Stock-based compensation expense in the nine months ended September 30, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017, including $636.6 million attributable to a restricted stock unit grant to our CEO. Additionally, the decrease in stock-based compensation expense was due to recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in prior periods. The decrease was partially offset by an increase in facilities costs, driven by $33.3 million of lease exit charges.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Interest Income	$6,253	$7,011	$15,026	$19,715
Interest Income as a dollar change	$758		$4,689
Interest Income as a percentage change	12%		31%

Interest income for the three and nine months ended September 30, 2018 increased $0.8 million and $4.7 million, respectively, compared to the same periods in 2017. The increase was primarily a result of higher interest rates on U.S. government-backed securities, partially offset by a lower overall invested cash balance.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Interest Expense	$(887)	$(919)	$(2,580)	$(2,783)
Interest Expense as a dollar change	$(32)		$(203)
Interest Expense as a percentage change	4%		8%

Interest expense for the three and nine months ended September 30, 2018 was $0.9 million and $2.8 million, respectively. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease and commitment fees and amortization of costs related to our revolving credit facility.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Other Income (Expense), Net	$1,002	$(7,625)	$1,975	$(4,533)
Other Income (Expense), Net as a dollar change	$(8,627)		$(6,508)
Other Income (Expense), Net as a percentage change	NM		NM

Other income (expense), net for the three months ended September 30, 2018 was $(7.6) million compared to $1.0 million for the same period in 2017. The change from the prior period was primarily a result of a $7.0 million impairment of an investment during the third quarter of 2018 and an increase in foreign currency transaction losses. Other income (expense), net for the nine months ended September 30, 2018 was $(4.5) million compared to $2.0 million for the same period in 2017. The change from the prior period was primarily a result of a $7.0 million impairment of an investment during the third quarter of 2018 and foreign currency transaction losses, partially offset by an increase in gains on other cost and equity method investments.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Income Tax Benefit (Expense)	$12,300	$(244)	$15,102	$(2,899)
Income Tax Benefit (Expense) as a dollar change	$(12,544)		$(18,001)
Income Tax Benefit (Expense) as a percentage change	(102)%		(119)%
Effective Tax Rate	2.7%	(0.1)%	0.5%	(0.3)%

Income tax expense was $0.2 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, compared to a tax benefit of $12.3 million and $15.1 million for the three and nine months ended September 30, 2017, respectively. The income tax benefit for the three and nine months ended September 30, 2017 was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the three and nine months ended September 30, 2018. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Net Loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Net Loss as a dollar change	$118,011		$2,030,846
Net Loss as a percentage change	(27)%		(66)%

Adjusted EBITDA	$(178,901)	$(138,377)	$(561,134)	$(525,274)
Adjusted EBITDA as a dollar change	$40,524		$35,860
Adjusted EBITDA as a percentage change	23%		6%

Net loss for the three and nine months ended September 30, 2018 was $325.1 million and $1.1 billion, respectively, compared to $443.2 million and $3.1 billion for the same periods in 2017. Adjusted EBITDA loss for the three and nine months ended September 30, 2018 was $138.4 million and $525.3 million compared to $178.9 million and $561.1 million for the same periods in 2017.

The change in net loss and Adjusted EBITDA loss for the three months ended September 30, 2018 was driven by increased revenues primarily due to an increase in the number of advertisements delivered. The decrease in net loss was driven by a decrease in stock-based compensation expense of $94.9 million for the three months ended September 30, 2018. The change in net loss and Adjusted EBITDA loss for the nine months ended September 30, 2018 was driven by increased revenues primarily due to an increase in the number of advertisements delivered, partially offset by increased cost of revenue and higher operating expenses. The increase in cost of revenue was primarily related to increased infrastructure costs. The increase in operating expenses was primarily related to increased personnel costs due to an increase in headcount. The decrease in net loss was driven by a decrease in stock-based compensation expense of $2.0 billion for the nine months ended September 30, 2018. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

We believe that both Free Cash Flow and Adjusted EBITDA provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key metrics used by our management for financial and operational decision-making. We are presenting the non-GAAP measures of Free Cash Flow and Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures compared to the closest comparable GAAP measure. Some of these limitations are that:

•	Free Cash Flow does not reflect our future contractual commitments.
•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•

Adjusted EBITDA excludes stock-based compensation expense and related payroll tax expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(194,013)	$(132,543)	$(558,584)	$(563,870)
Less:
Purchases of property and equipment	(25,948)	(26,285)	(63,306)	(97,501)
Free Cash Flow	$(219,961)	$(158,828)	$(621,890)	$(661,371)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(443,159)	$(325,148)	$(3,095,089)	$(1,064,243)
Add (deduct):
Interest income	(6,253)	(7,011)	(15,026)	(19,715)
Interest expense	887	919	2,580	2,783
Other (income) expense, net	(1,002)	7,625	(1,975)	4,533
Income tax (benefit) expense	(12,300)	244	(15,102)	2,899
Depreciation and amortization	17,467	24,898	42,502	68,966
Stock-based compensation expense	221,702	126,809	2,458,851	416,439
Payroll tax expense related to stock-based compensation	3,890	3,947	22,258	19,912
Spectacles inventory-related charges	39,867	—	39,867	—
Reduction in force charges	—	—	—	9,884
Lease exit charges	—	29,340	—	33,268
Adjusted EBITDA	$(178,901)	$(138,377)	$(561,134)	$(525,274)

Spectacles inventory-related charges in the third quarter of 2017 were primarily related to excess inventory reserves and inventory purchase commitment cancellation charges. These charges are non-recurring and not reflective of underlying trends in our business.

Reduction in force charges during the first quarter of 2018 were related to a reduction in force plan we implemented during March 2018, impacting approximately 7% of our global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in stock-based compensation expense above for the nine months ended September 30, 2018.

We have and will continue to exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the three and nine months ended September 30, 2018, we recorded lease exit charges of $29.3 million and $33.3 million, respectively. The charges primarily include the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. Based on current exit plans and management’s assumptions, we have incurred the substantial majority of total lease exit charges expected. These charges are non-recurring and not reflective of underlying trends in our business.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.4 billion as of September 30, 2018, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related expenses and the hosting costs of the Snapchat application, acquisitions and investments, and facility-related capital spending. Other than as noted below, there are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term of the Credit Facility to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. As of September 30, 2018, no amounts were outstanding under the Credit Facility.

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

As of September 30, 2018, approximately 4% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Net cash used in operating activities	$(194,013)	$(132,543)	$(558,584)	$(563,870)
Net cash provided by (used in) investing activities	162,952	89,561	(1,571,628)	532,016
Net cash provided by (used in) financing activities	(153,062)	142	2,287,746	47,314
Change in cash, cash equivalents, and restricted cash	$(184,123)	$(42,840)	$157,534	$15,460
Free Cash Flow (1)	$(219,961)	$(158,828)	$(621,890)	$(661,371)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Nine Months Ended September 30, 2017 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $61.5 million in the three months ended September 30, 2018 compared to the same period in 2017. Net cash used in operating activities was $132.5 million for the three months ended September 30, 2018, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $126.8 million, lease exit charges of $29.3 million, and depreciation and amortization expense of $24.9 million. Net cash used in operating activities for the three months ended September 30, 2018 was also driven by an increase in accounts receivable of $18.8 million consistent with the increase in revenue, partially offset by an increase in accrued expenses and other liabilities of $14.9 million due to the timing of payments.

Net cash used in operating activities increased $5.3 million in the nine months ended September 30, 2018 compared to the same period in 2017. Net cash used in operating activities was $563.9 million for the nine months ended September 30, 2018, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $416.4 million, depreciation and amortization expense of $69.0 million, and lease exit charges of $33.3 million. Net cash used in operating activities for the nine months ended September 30, 2018 was also driven by a decrease in accounts payable of $44.6 million primarily due to timing of payments, partially offset by a decrease in accounts receivable of $15.9 million due to seasonality of our business.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities decreased $73.4 million in the three months ended September 30, 2018 compared to the same period in 2017. Our investing activities in the three months ended September 30, 2018 consisted of cash provided by the sales and maturities of marketable securities of $560.5 million, partially offset by the purchase of marketable securities of $444.4 million. Net cash provided by investing activities in the prior period was primarily due to cash provided by the sales and maturities of marketable securities of $987.8 million, partially offset by the use of $670.4 million for the purchase of marketable securities and cash paid for acquisitions of $128.2 million.

Net cash provided by investing activities was $532.0 million for the nine months ended September 30, 2018, compared to net cash used in investing activities of $1.6 billion for the same period in 2017. Our investing activities in the nine months ended September 30, 2018 consisted of cash provided by the sales and maturities of marketable securities of $2.0 billion, partially offset by the purchase of marketable securities of $1.3 billion. Net cash used in investing activities in the prior period was primarily due to the use of $3.4 billion for the purchase of marketable securities and cash paid for acquisitions of $352.4 million, partially offset by cash provided by the sales and maturities of marketable securities of $2.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $153.2 million in the three months ended September 30, 2018 compared to the same period in 2017. Our financing activities in the three months ended September 30, 2017 primarily consisted of stock repurchases from employees for tax withholdings of $158.8 million.

Net cash provided by financing activities was $47.3 million and $2.3 billion for the nine months ended September 30, 2018 and 2017, respectively. Our financing activities in the nine months ended September 30, 2018 consisted of proceeds from the exercise of stock options of $47.9 million. Net cash provided by financing activities in the prior period consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for stock repurchases from employees for minimum tax withholdings of $367.2 million.

Free Cash Flow

Free cash flow was $(158.8) million and $(220.0) million in the three months ended September 30, 2018 and 2017, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $26.3 million and $25.9 million for the three months ended September 30, 2018 and 2017, respectively.

Free Cash Flow was $(661.4) million and $(621.9) million for the nine months ended September 30, 2018 and 2017, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $97.5 million and $63.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2018, inclusive of the changes related to the Amazon Web Services, Inc., or AWS, October 2018 addendum, as described below:

	Total	Less than 1 Year (Remainder of 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$2,318,569	$100,534	$1,155,702	$1,062,333	$—
Operating leases	378,911	14,524	118,208	101,447	144,732
Financing leases	41,974	1,187	9,743	10,259	20,785
Other commitments	49,465	17,298	25,382	6,785	—
Total contractual commitments	$2,788,919	$133,543	$1,309,035	$1,180,824	$165,517

For additional discussion on our operating and financing leases and data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have and will continue to exit various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. As of September 30, 2018, these leases have a remaining contractual obligation of approximately $69.5 million. In the three and nine months ended September 30, 2018, we recorded lease exit charges of $29.3 million and $33.3 million, respectively. The charges, recorded as general and administrative expense, primarily includes the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. Based on current exit plans and management’s assumptions, we have incurred the substantial majority of total lease exit charges expected.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, and January 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from AWS, which was amended in March 2016 and February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum, we committed to spend $1.0 billion on AWS services between January 2017 and December 2021. That addendum was amended in October 2018, and we are now committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, income taxes, and lease exit charges.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report, except as described below.

Lease Exit Charges

Lease exit charges relate to our exit of various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office location in Santa Monica, California. These charges primarily include the present value of our remaining lease obligations on the cease use dates, net of estimated sublease income. The lease exit charges include estimates and assumptions, such as the timing and amount of sublease income and the discount rates used to determine the present value of remaining minimum lease obligations, net of sublease income. While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to change. If our expectations change relating to the timing and amount of sublease income or discount rates used, we may be required to revise our estimates and assumptions, and such changes could have a material impact on our financial results.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $350.4 million and $334.1 million at September 30, 2018 and December 31, 2017, respectively. We had marketable securities totaling $1.1 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three and nine months ended September 30, 2018, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and nine months ended September 30, 2018, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and nine months ended September 30, 2018, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 186 million Daily Active Users on average in the quarter ended September 30, 2018. We view Daily Active Users as a critical measure of our user engagement, and adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will continue to decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. If our Daily Active Users growth rate slows or we have a decline in Daily Active Users, our financial performance will increasingly depend on our ability to elevate user engagement or increase our monetization of users. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly.

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
•

we, our partners, or other companies in our industry segment are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract;

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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS, application stores, and related hardware, including but not limited to mobile-device cameras. The owners and operators of such operating systems and application stores, Google and Apple, each have approval authority and provide consumers with products that compete with ours. Additionally, mobile devices, and mobile-device cameras, are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we historically prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To maintain and continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. In the third quarter of 2018, our Daily Active User decline was primarily driven by a decline in Android Daily Active Users. If we are unable to improve operability of our products on smartphones with Android operating systems, including through our planned rewrite of the Snapchat application for the Android operating system, or if improvements to our products do not retain existing users or attract new users, our business could be seriously harmed.

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application stores may impact the accessibility, speed, functionality, and other performance aspects of our products and features, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business.

For example, in December 2017, the Federal Communications Commission, or FCC, voted to repeal the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect on June 11, 2018. A number of opponents of the FCC order have filed notices of appeal with federal appellate courts, and a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, Congress may take action to curtail or modify the FCC’s new rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our business would be seriously harmed.

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

While no individual customer accounts for more than 10% of our revenue, many of our advertisers only recently started working with us and spend a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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

•	adverse legal developments relating to advertising, including changes mandated by legislation, regulation, or litigation;
•	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
•	advertiser or user perception that content published by us, our users, or our partners is objectionable;
•	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•	changes in the way advertising is priced or its effectiveness is measured;
•	our inability to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•	our inability to collect and disclose data that new and existing advertisers may find useful;
•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
•	the macroeconomic climate and the status of the advertising industry in general.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

As a result of the Class C common stock that they hold, Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, are able to exercise voting rights with respect to an aggregate of 221,490,713 shares of Class C common stock, which represents approximately 96% of the voting power of our outstanding capital stock as of September 30, 2018. In addition, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO. This RSU award vested immediately on the closing of our IPO in March 2017 and such shares are delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017, following which Mr. Spiegel alone may be able to exercise voting control over our outstanding capital stock. The Class A common stock has no voting rights, the Class B common stock is entitled to one vote per share, and the Class C common stock is entitled to ten votes per share. As a result, Mr. Spiegel and Mr. Murphy, and potentially either one of them alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior, or by introducing performance and quality issues. For example, in 2017, we transitioned most of our Snap Ads sales to a programmatic model, which decreased average advertising prices. In 2018, we started moving our advertisements in our Creative Tools to a programmatic model. Additionally, we introduced a major redesign of the Snapchat application in December 2017 that rolled out more broadly in February 2018, and we are developing a completely new version of the Snapchat application for the Android operating system to improve operability. The short- and long-term impact of any major change, like our recent redesign, is particularly difficult to predict. If new or enhanced products fail to engage our users, advertisers, or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue. The launch of Spectacles in late 2016, which has not and may not generate significant revenue for us, is a good example. We do not have significant experience with hardware products, and we have incurred and may incur Spectacles-related charges, including lower of cost or market reserves, excess and obsolete reserves, and purchase commitment cancellation charges. We also may incur increased costs in connection with the development, sale, and marketing of hardware products. There is no guarantee that investing in new lines of business, new products, and other initiatives will succeed. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

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

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;

•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of September 30, 2018, we had an accumulated deficit of $5.7 billion and for the three months ended September 30, 2018, we experienced a net loss of $325.1 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

We have a short operating history and a continually evolving business model, which makes it difficult to evaluate our prospects and future financial results and increases the risk that we will not be successful.

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to programmatic in 2017. We have a short operating history and a continually evolving business model, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. Our business model is based on reinventing the camera to improve the way that people live and communicate. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section.

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

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. The California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data.

Our financial condition and results of operations will fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;

•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins and free cash flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;
•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in business or macroeconomic conditions.

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

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we are not yet able to determine whether users will purchase or use new products and services in the future. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, and our business could be seriously harmed.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose laws on us that require data localization, or impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to Snapchat, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed. For example, access to Google, which currently powers most of our infrastructure, is restricted in China, and we do not know if we will be able to enter the market in a manner acceptable to the Chinese government.

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

Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off employees in those markets, any of which may seriously harm our business.

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

These issues may eventually lead to layoffs of employees in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets creates complexity on our business, and requires additional financial and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business.

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

To fund the withholding and remittance obligations in the future, we have and may continue to sell equity securities on behalf of our employees near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements, such that the newly issued shares should not be dilutive, or we may sell equity securities on our behalf. However, in the event that we issue equity securities, we cannot assure you that we will be able to successfully match the proceeds of any such equity financing to the then applicable tax liability. In addition, any such equity financing could result in a decline in our stock price. If we elect not to fully fund tax withholding and remittance obligations through the issuance of equity or we are unable to complete such an offering due to market conditions or otherwise, we may choose to borrow funds under our revolving credit facility, or Credit Facility, use a substantial portion of our existing cash, or rely on a combination of these alternatives. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our Credit Facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

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

As our business continues to grow and expand, we may decide to engage in business with some of our partners on an open credit basis. While we may monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future, especially as our business expands internationally, engage with partners that have limited operating history, or engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

We may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

It is possible that a regulatory inquiry might force us to change our policies or practices. And were we to violate existing or future regulatory orders or consent decrees, we might incur substantial monetary fines and other penalties that could seriously harm our business. It is possible that future investigations, orders, or enforcement actions by regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

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

We have many offices, both domestic and abroad, with our principal offices being located in the Los Angeles area, where we have several office buildings that are dispersed throughout a large business park and in other nearby cities. This diffuse structure may prevent us from fostering positive employee morale and encouraging social interaction among our employees and different business units. Moreover, because our office buildings are dispersed, we may be unable to adequately oversee employees and business functions. If we cannot compensate for these and other issues caused by this geographically dispersed office structure, we may lose employees, which could seriously harm our business.

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

We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 20 languages, and we have offices in more than ten countries. We plan to enter new international markets where we have limited or no experience in marketing, selling, and deploying our products and advertisements. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

New legislation that would change U.S. or foreign taxation of international business activities or other tax-reform policies, including the imposition of tax based on gross revenue, could seriously harm our business.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

In addition, it generally takes several months after the closing of an acquisition to finalize the purchase price allocation. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could seriously harm our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2018, we had recorded a total of $770.7 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2018, Mr. Spiegel and Mr. Murphy control approximately 97% of our voting power, and potentially either one of them alone have the ability to control the outcome of all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, no other public company has listed only non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, now requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indexes, stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock will likely not be eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $8.40 to $29.44 through September 30, 2018. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our user growth, retention, engagement, revenue, or other operating results;
•	variations between our actual operating results and the expectations of investors and the financial community;
•	the accuracy of our financial guidance or projections;
•	any forward-looking financial or operating information we may provide, any changes in this information, or our failure to meet expectations based on this information;
•

actions of investors who initiate or maintain coverage of us, changes in financial estimates by any investors who follow our company, or our failure to meet these estimates or the expectations of investors;

•	whether our capital structure is viewed unfavorably, particularly our non-voting Class A common stock and the significant voting control of our co-founders;
•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy RSU-related tax obligations;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
•	changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

•	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect directors; and
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

Our Class A common stock is listed on the NYSE under the symbol “SNAP.” However, we cannot assure you that an active trading market for our Class A common stock will be maintained. In addition, we cannot assure you that the liquidity of any trading market will provide stockholders the ability to sell shares of our Class A common stock when or at prices that they desire.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2018, we had outstanding a total of 976.1 million shares of Class A common stock, 93.7 million shares of Class B common stock, and 221.5 million shares of Class C common stock. In addition, as of September 30, 2018, 154.9 million shares of Class A common stock, 5.0 million shares of Class B common stock, and 25.0 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares, other than approximately 460.5 million shares (including options exercisable as of September 30, 2018) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, are eligible for sale in the public market. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Based on the market value of our common stock held by non-affiliates as of September 30, 2018, we will cease to be an emerging growth company as of December 31, 2018 and, therefore, will not be able to take advantage of these various exemptions. However, so long as our Class A common stock remains both non-voting and our only publicly traded class of stock, we will not be subject to the requirements of holding nonbinding advisory votes on executive compensation and any golden parachute payments because we would not be subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, mandating advisory votes.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, we will be subject to Section 404 of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Appointment of Executive Officers

On October 24, 2018, the compensation committee of the board of directors appointed Jeremi Gorman to serve as Snap’s Chief Business Officer with an expected start date in November 2018. Ms. Gorman will be based in Snap’s Santa Monica office. Under Ms. Gorman’s offer letter, she will have an annual salary of $500,000. In addition, Ms. Gorman will be awarded restricted stock with a value of $26,000,000, which vests over four years, and restricted stock units with a value of $400,000 that will vest immediately after her start date. Ms. Gorman does not have any family relationship with any of our board of directors or any executive officer. There are no relationships or related transactions between Ms. Gorman and us that would be required to be reported.

Jeremi Gorman, age 41, has been employed at Amazon.com Inc., serving as Head of Global Field Advertising Sales since June 2018, as Head of Field Advertising Sales, US from April 2015 to June 2018, and as Head of Entertainment Advertising Sales from 2012 to April 2015. She is an Executive Board member of The ADVERTISING Club of New York. Ms. Gorman holds a B.A. from the University of California, Los Angeles.

On October 24, 2018, the compensation committee of the board of directors appointed Jared Grusd to serve as Snap’s Chief Strategy Officer with an expected start date in November 2018. Mr. Grusd will be based in Snap’s Santa Monica office. Under Mr. Grusd’s offer letter, he will have an annual salary of $500,000. In addition, Mr. Grusd will be awarded restricted stock with a value of $24,000,000, which vests over four years. Mr. Grusd does not have any family relationship with any of our board of directors or any executive officer. There are no relationships or related transactions between Mr. Grusd and us that would be required to be reported.

Jared Grusd, age 43, was employed by Oath Inc. as Chief Executive Officer, HuffPost and Global Head of News and Information at Oath Inc. from June 2017 to October 2018. Prior to that, Mr. Grusd served as Chief Executive Officer of HuffPost (formerly Huffington Post) since September 2015. From October 2011 to September 2015, Mr. Grusd was employed by Spotify Technology S.A. as General Counsel and Global Head of Corporate Development. He is a member of the boards of directors of SoulCycle Inc. and Newsela, Inc., and is an adjunct associate professor at Columbia Business School. Mr. Grusd holds an M.B.A. from Columbia Business School, a J.D. from University of Chicago Law School, and a B.A. from University of Pennsylvania.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.02 at a later date.

Departure of Executive Officer

As previously reported on September 10, 2018 on Form 8-K, we announced that Imran Khan, our Chief Strategy Officer, would be leaving Snap to pursue other opportunities. At the time of that filing, Mr. Khan’s last day had not been determined. On October 22, 2018, we and Mr. Khan agreed that his last day at Snap will be November 5, 2018.

We are including this disclosure in this Form 10-Q rather than filing an amendment under Item 5.02 to the Form 8-K filed on September 10, 2018 at a later date.

Aviation Matters

In June 2018, we entered into a lease of an aircraft from an entity controlled by Mr. Spiegel on terms that are advantageous to Snap. Under the terms of this lease, Mr. Spiegel’s entity leases the aircraft to us for no charge. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Spiegel’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this lease based on our overall security program for Mr. Spiegel and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality and privacy.

Mr. Spiegel may use the aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel is flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d), which is intended to cover our aggregate incremental costs associated with each flight. When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations.

Additionally, we entered into a sublease of approximately 10,000 square feet of a hangar from an entity that is controlled by Mr. Spiegel. Under the terms of this sublease, Mr. Spiegel’s entity leases the space to us for no charge. We cover the maintenance and insurance costs associated with the space. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We use the hangar space to store and operate the aircraft.

The cost of these arrangements was not material to our consolidated financial statements for any period presented.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1	First Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated August 13, 2018.	8-K	001-38017	10.1	August 13, 2018

10.2+	Transition Agreement, by and between Snap Inc. and Imran Khan, dated September 9, 2018.	8-K	001-38017	10.1	September 10, 2018

10.3+	Form of Time Sharing Agreement.

10.4+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
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

SNAP INC.

Date: October 25, 2018	/s/ Tim Stone
Tim Stone
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2018	/s/ Lara Sweet
Lara Sweet
Chief Accounting Officer
(Principal Accounting Officer)