Form 10-K
period 2018-12-31
Snap Inc
filed 2019-02-06
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on June 30, 2018, was $10,609,237,236.

As of January 31, 2019, the registrant had 1,044,828,343 shares of Class A common stock, 51,596,090 shares of Class B common stock, and 224,611,365 shares of Class C common stock outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including among other things:

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investor.snap.com), filings with the U.S. Securities and Exchange Commission, or SEC, webcasts, press releases, and conference calls. We use these mediums, including Snapchat and our website, to communicate with our members and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

Item 1. Business.

Overview

Snap Inc. is a camera company. We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. We contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together.

Our flagship product, Snapchat, is a camera application that helps people communicate visually with friends and family through short videos and images called Snaps. By opening directly to the camera, we empower users to express themselves instantly. Snaps are deleted by default, so there is a lot less pressure to look pretty or perfect when creating and sending images on Snapchat. By reducing the friction typically associated with creating and sharing content, Snapchat has become one of the most-used cameras in the world.

In the way that the flashing cursor became the starting point for most products on desktop computers, we believe the camera screen will be the starting point for most products on smartphones. This is because images created by smartphone cameras contain more context and richer information than other forms of input like text entered on a keyboard. Given the magnitude of this opportunity, we invest heavily and take big risks in an attempt to create innovative and differentiated camera products that are better able to reflect and improve our life experiences.

Our Products

Camera: Snapchat opens directly to the Camera, making it easy to create a Snap and send it to friends. We offer a wide variety of creative tools, created by both us and our community, to make it easy for people to personalize and add context to their Snaps. Additionally, we also offer contextually relevant content and creative tools based on things like time, location, and objects.

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

Discover: With so many Snaps created every day around the world, Discover helps surface the most interesting Stories and Shows from publishers, creators, and the community, based on a user’s subscriptions and interests.

Snap Map: Pulling down on the Camera screen brings you to a live map of your location, showing nearby friends, popular stories, and a heatmap of recent Snaps posted to Our Story. It’s a great way to see what your friends are doing and explore what is going on around the world.

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

Advertising Products: Our ad products are built on the same foundation that makes our consumer products successful. This means that we can take the things we learn while creating our consumer products and apply them to building innovative and engaging advertising products familiar to our community. Sponsored Lenses take advantage of the reach and scale of our augmented reality platform to create visually engaging 3D experiences. Snap Ads let advertisers tell their stories the same way our users do, using full screen videos with sound. Snap Ads also allow advertisers to integrate additional experiences and actions directly within these ad units, including watching a long-form video, visiting a website, or installing an app.

Campaign Management and Delivery: We are always working to improve the way ads are bought and delivered. We are investing heavily in our self-serve tools, which provide for automated, sophisticated, and scalable ad buying and campaign management. This helps advertisers increase their return on investment by providing more refined targeting, the ability to test and learn with different creatives or campaign attributes in real time, and the dynamics of our self-serve pricing. Additionally, our delivery framework continues to optimize relevance of ads across the entire platform by determining the best ad to show to any given user based on their real-time and historical attributes and activity. This decreases the number of wasted impressions while improving the effectiveness of the ads that are shown to our community.

Measuring Advertising Effectiveness: We offer a broad range of third-party and first-party solutions to provide analytics on campaign attributes like reach, frequency, demographics, and viewability; changes in perceptions like brand favorability or purchase intent; and lifts in actual behavior like purchases, foot traffic, app installs, and online purchases. We are constantly expanding our ability to provide more transparency to advertisers. For example, through our acquisition of Placed, Inc., a location-based measurement services company, we offer omni-channel measurement of store visitation, so that advertisers can measure the performance of their entire budget across all platforms and campaigns as it relates to the substantial majority of retail transactions that still happen offline in the physical world.

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

Substantially all of our revenue comes from advertising, so our ability to generate revenue in a particular region depends on the size of its advertising market. Global advertising spend—especially mobile advertising spend—is extremely concentrated among top markets, and we see a high correlation between markets with significant and developed advertising markets and those that have a deep penetration of high-end mobile devices and high-speed cellular internet access. As such, we benefit greatly from the fact that many of our users are in markets where we have the highest capital efficiency and monetization potential, allowing us to generate revenue and cash flow that we can then invest into future product innovation.

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

When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understand exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Privacy Center where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, we explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. There, you’ll also find our Transparency Report.

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

Competition

We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), and Twitter, have significantly greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, communication, content, and advertising industries. Our competitors span from internet technology companies and digital platforms to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent in Asia.

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

Finally, we compete to attract and retain highly talented individuals, including software engineers, designers, and product managers. Our headquarters in Santa Monica, California offers certain advantages, such as lower local recruiting competition from other companies and providing an enticing location to live, as well as certain disadvantages such as the need to recruit remotely and the need for employees to relocate to the Los Angeles area. In addition to providing competitive compensation packages, we compete for talent by fostering a culture of working hard to create great products and experiences and allowing our employees to have a direct meaningful contribution to new and exciting projects. We had 2,884 employees as of December 31, 2018.

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

Advertising Technology: We constantly develop and expand our advertising products and technology. In an effort to provide a strong and scalable return on investment to our advertisers, our advertising technology roadmap centers around improving our delivery framework, measurement capabilities, and our self-serve tools.

Large-scale Infrastructure: We spend considerable resources and investment on the underlying architecture that powers our products, such as optimizing the delivery of billions of videos to millions of people around the world every day. We currently partner with providers like Google and Amazon to support the infrastructure for our growing needs. These partnerships have allowed us to scale quickly without upfront infrastructure costs, letting us focus our efforts on product innovation.

Our research and development expenses were $772.2 million, $1.5 billion, and $183.7 million in 2018, 2017, and 2016, respectively. For information about our research and development expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development Expenses” of this Annual Report on Form 10-K.

Seasonality in Our Business

We have historically seen seasonality in our business. Overall advertising spend tends to be strongest in the fourth quarter of the calendar year, and we have observed a similar pattern in our historical revenue. We have also experienced seasonality in our user engagement, generally seeing lower engagement during summer months and higher engagement in December.

Key Customers

No individual customer represented more than 10% of our revenues in 2018, 2017, or 2016.

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

As of December 31, 2018, we had 436 issued patents and approximately 722 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2019 and 2037. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our patent applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls and contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

We license content, trademarks, technology, and other intellectual property from our partners, and rely on our license agreements with those partners to use the intellectual property. We also enter into licensing agreements with third parties to receive rights to patents and other know-how. Third parties may assert claims related to intellectual property rights against our partners or us.

Other companies and “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights related to the mobile, camera, communication, content, internet, and other technology-related industries frequently enter into litigation based on allegations of infringement, misappropriation, and other violations of intellectual property or other rights. Third parties, including our competitors and non-practicing entities, have and may continue to make claims from time to time that we have infringed their patents, trademarks, copyrights, trade secrets, or other intellectual property rights. We are party to many agreements under which we are obligated to indemnify our customers, suppliers, and channel partners against such claims. As our business continues to grow and competition increases, we will likely face more claims related to intellectual property and litigation matters.

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

Furthermore, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. It is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely. For example, we have limited access to the China market, as we have not yet established an operating presence in China to support Snapchat. Access to Google Cloud, which currently powers part of our infrastructure, is restricted in China. Additionally, not all of our products are available in all locations and may not be due to such laws and regulations. We have a public policy team that monitors legal and regulatory developments in the United States, as well as many foreign countries, and communicates with policymakers and regulators in the United States and internationally.

Corporate Information

We were formed as Future Freshman, LLC, a California limited liability company, in 2010. We changed our name to Toyopa Group, LLC in 2011, incorporated as Snapchat, Inc., a Delaware corporation, in 2012, and changed our name to Snap Inc. in 2016. We completed our initial public offering in March 2017 and our Class A common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “SNAP.”

Our principal executive offices are located at 2772 Donald Douglas Loop North, Santa Monica, California 90405, and our telephone number is (310) 399-3339. Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are property of Snap Inc. or our subsidiaries.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 2 of our Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

Our website address is www.snap.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at investor.snap.com when such reports are available on the SEC’s website. We use our website, including investor.snap.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

Information contained in, or accessible through, the websites referred to in this Annual Report on Form 10-K is not incorporated into this filing. Further, our references to website addresses are only as inactive textual references.

Item 1A. Risk Factors.

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

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We anticipate that the growth rate of our user base may continue to decline over time. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 186 million Daily Active Users on average in the quarter ended December 31, 2018. We view Daily Active Users as a critical measure of our user engagement, and adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate will continue to decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly. If our Daily Active Users growth rate slows or remains stagnant, or we have a decline in Daily Active Users, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not grow. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

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

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we historically prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To maintain and continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. In 2018, we believe our Daily Active Users declined partially due to continued performance issues with the Android version of our application. If we are unable to improve operability of our products on smartphones with Android operating systems, including through our planned rewrite of the Snapchat application for the Android operating system, or if improvements to our products do not retain existing users or attract new users, our business could be seriously harmed.

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

For example, in January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. A number of opponents of the FCC order have filed notices of appeal with federal appellate courts, and a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, Congress may take action to curtail or modify the FCC’s new rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use Snapchat on their mobile devices, if our users choose not to access or use Snapchat on their mobile devices, or if our users choose to use mobile products that do not offer access to Snapchat, our business and user retention, growth, and engagement could be seriously harmed.

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

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2.0 billion with Google Cloud over five years (beginning January 2017) and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat, a trend that we expect to continue. For the years ended December 31, 2018, 2017, and 2016, advertising revenue accounted for 99%, 97%, and 96% of total revenue, respectively. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The California Consumer Privacy Act also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies may enact similar legislation on how to handle personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

•	a diminished or stagnant growth in the number of Daily Active Users on Snapchat;
•	a decrease in the amount of time spent on Snapchat or decreases in usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	our inability to create new products that sustain or increase the value of our advertisements;
•	changes in our user demographics that make us less attractive to advertisers;
•	lack of ad creative availability by our advertising partners;
•	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
•	changes in our analytics and measurement solutions that demonstrate the value of our advertisements and other commercial content;
•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 97% of the voting power of our outstanding capital stock as of December 31, 2018. Mr. Spiegel alone can exercise voting control over a majority of our voting power. Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock on the closing of our IPO, with such shares delivered to Mr. Spiegel in quarterly installments over three years which began in November 2017. Shares of Class C common stock are entitled to 10 votes per share, so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

As our Chief Executive Officer, Mr. Spiegel has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As board members and officers, Mr. Spiegel and Mr. Murphy owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even controlling stockholders, Mr. Spiegel and Mr. Murphy are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE listed companies.

If we do not develop successful new products or improve existing ones, our business will suffer. We also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior, or by introducing performance and quality issues. For example, in 2017, we transitioned most of our Snap Ads sales to a self-serve platform, which decreased average advertising prices. In 2018, we started moving our advertisements in our Creative Tools to a self-serve platform. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the re-development of our application for Android users, is particularly difficult to predict. Although we may experience disruptions or declines in our Daily Active Users, we believe that these decisions benefit the aggregate user experience and will improve our financial performance over the long term. If new or enhanced products fail to engage our users, advertisers, or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. For example, Spectacles, our first hardware product, subjects us to additional competition and new competitors.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. These products, features, and services may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2018, we had an accumulated deficit of $5.9 billion and for the year ended December 31, 2018, we experienced a net loss of $1.3 billion. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

We depend on the continued services and performance of our key personnel, including Evan Spiegel and Robert Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. While Mr. Spiegel, as Chief Executive Officer, has been responsible for our company’s strategic vision and Mr. Murphy, as Chief Technology Officer, developed the Snapchat application’s technical foundation, should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill the responsibilities of the departing co-founder. Nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of engineering, designers, and sales personnel in the Los Angeles area, and we expect to face significant competition in hiring and retaining them and difficulties in attracting qualified personnel to move to the Los Angeles area.

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

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a short operating history and a continually evolving business model, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. Our business model is based on reinventing the camera to improve the way that people live and communicate. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section.

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

Any incidents where our users’ information is accessed without authorization, or is improperly used, or incidents that violate our Terms of Service or policies, could damage our reputation and our brand and diminish our competitive position. In addition, affected users or government authorities could initiate legal or regulatory action against us over those incidents, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

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

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. The California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The California Consumer Privacy Act also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect other state and federal legislative and regulatory bodies may enact similar legislation regarding the handling of personal data. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins and free cash flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;
•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in domestic and global business or macroeconomic conditions.

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

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

•	we fail to increase or maintain Daily Active Users;
•	we fail to increase or maintain the amount of time spent on Snapchat or usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	partners do not create engaging content for users or renew their agreements with us;
•	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
•	advertisers do not continue to introduce engaging advertisements;
•	advertisers reduce their advertising on Snapchat;
•	we fail to maintain good relationships with advertisers or attract new advertisers; or
•	the content on Snapchat does not maintain or gain popularity.

We cannot assure you that we will effectively manage our growth.

The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base.

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

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, terrorism, and other catastrophic events.

Substantially all of our network infrastructure is provided by third parties, including Google Cloud and Amazon Web Services. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes don’t align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we are not yet able to determine whether users will purchase or use new products and services in the future. We will also continue to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, and our business could be seriously harmed.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose laws on us that require data localization, or impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely. If foreign governments think we are violating their laws, or for other reasons, they may seek to restrict access to Snapchat, which would give our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed. For example, access to Google Cloud, which currently powers most of our infrastructure, is restricted in China and may be restricted in other countries in the future, and we do not know if we will be able to enter the market in a manner acceptable to the local government.

Our users may increasingly engage directly with our partners and advertisers instead of through Snapchat, which may negatively affect our revenue and seriously harm our business.

Using our products, some partners and advertisers not only can interact directly with our users, but can also direct our users to content with third-party websites, and products and downloads of third-party applications. When users engage a third-party website or a third-party application, we do not deliver advertisements to our users. So, if our partners or advertisers draw users away from Snapchat, the sort of user activity that generates advertising opportunities may decline, which could negatively affect our advertising revenue. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement on content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.

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

We and our founders receive a high degree of media coverage globally. Unfavorable publicity regarding us, for example, our privacy practices, product changes, product quality, litigation, or regulatory activity, or regarding the actions of our partners, our users, or other companies in our industry, could seriously harm our reputation. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or slower user growth rates, any of which could seriously harm our business.

Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off employees in those markets, any of which may seriously harm our business.

We have rapidly expanded to new international markets, including areas where we do not yet understand the full scope of commerce, culture, legal systems, and regulatory systems. In connection with this rapid international expansion we have also hired new employees in many of these markets. This rapid expansion may:

•	impede our ability to continuously monitor the performance of our international employees;
•	result in hiring of employees who may not yet fully understand our business, products, and culture; or
•	cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.

These issues may eventually lead to layoffs of employees in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business.

We have spent and may continue to spend substantial funds in connection with the tax liabilities on the settlement of equity awards. The manner in which we fund these tax liabilities may cause us to spend substantial funds or dilute stockholders, either of which may have an adverse effect on our financial condition.

When our employee equity awards vest, we must withhold taxes and remit them to relevant taxing authorities on behalf of employees. To fund the withholding and remittance obligations for equity awards, we have and may continue to use our existing cash or sell equity awards on behalf of our employees near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements. In the future, we may also sell equity on our behalf and use the proceeds to fund the withholding and remittance obligations for equity awards. Any of these methods may have an adverse effect on our financial condition.

If we sell shares on behalf of our employees, although those newly issued shares should not be dilutive, such sales to the market could result in a decline to our stock price. If we use our existing cash, or if our cash reserves are not sufficient and we choose to issue equity securities or borrow funds under our revolving credit facility, we cannot assure you that we will be able to successfully match the proceeds of any such equity financing to the then applicable tax liability. In addition, any such equity financing could result in a decline in our stock price and be dilutive to existing stockholders. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our revolving credit facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

Our products are highly technical and may contain undetected software bugs or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.

Our products are highly technical and complex. Snapchat or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that physically harms a user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

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

We have been and may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to monetary fines or other penalties or sanctions, divert management’s attention, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, we have been responding to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators are investigating issues related to allegations asserted in the class action about our IPO disclosures. While we do not have complete visibility into these investigations, our understanding is that the DOJ is likely focused on IPO disclosures relating to competition from Instagram. We continue to believe the class action’s claims are meritless and our IPO disclosures were accurate and complete. We intend to continue to cooperate with these regulators on their subpoenas and requests for information.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. While we believe these claims are meritless, an unfavorable outcome in these litigations could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate, the amount of taxes we pay, or both, and seriously harm our business.

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

Since March 2018, the European Commission has considered several proposals for a European Council directive on the taxation of specified digital services. If enacted, the proposal initially would impose tax on applicable gross revenue at a 3% rate. Other jurisdictions, including the United Kingdom, are considering enacting similar tax regimes for digital services. A long-term regime would create a taxable presence for digital services and impose tax based on net income. If enacted, one or more of these or similar proposals could seriously harm our business.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

As our business expands, we have and may continue to offer credit to our partners to stay competitive, and as a result we may be exposed to credit risk of some of our partners, which may seriously harm our business.

As our business continues to grow and expand, we may decide to engage in business with some of our partners on an open credit basis. While we may monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future, especially as our business expands, engage with partners that have limited operating history, or engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

If we default on our credit obligations, our operations may be interrupted and our business could be seriously harmed.

We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes, such as funding our tax-withholding and remittance obligations in connection with settling equity awards. If we default on these credit obligations, our lenders may:

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

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $2.8 billion and state net operating loss carryforwards of approximately $1.5 billion. We also accumulated U.S. federal and state research tax credits of $159.8 million and $90.5 million, respectively, as of December 31, 2018. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could seriously harm our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2018, we had recorded a total of $758.4 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2018, Mr. Spiegel and Mr. Murphy control approximately 97% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, now requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indexes, stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock will likely not be eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2018 that are customarily included in a proxy statement are instead included in our Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through December 31, 2018. For example, as of December 31, 2018, the trading price of our Class A common stock has declined 68% since our IPO in March 2017. The decline in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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
•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy equity-related tax obligations;

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. This litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•

our amended and restated certificate of incorporation provides for a tri-class capital structure. As a result of this structure, Mr. Spiegel and Mr. Murphy control all stockholder decisions. Mr. Spiegel alone may exercise voting control over our outstanding capital stock. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class A common stock dividend, and any future issuances of Class A common stock dividends, could have the effect of prolonging the influence of Mr. Spiegel and Mr. Murphy on the company;

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2018, we had outstanding a total of 999.3 million shares of Class A common stock, 93.8 million shares of Class B common stock, and 224.6 million shares of Class C common stock. In addition, as of December 31, 2018, 163.6 million shares of Class A common stock, 3.5 million shares of Class B common stock, and 21.8 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 462.9 million shares (including options exercisable and RSAs subject to forfeiture as of December 31, 2018) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, in 2018 we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, which is time-consuming, costly, and complicated.

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the NYSE, the SEC, and other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, result in more litigation, and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and beginning with our Annual Report on Form 10-K for the year ended December 31, 2018, we will be subject to Section 404 of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

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

This exclusive-forum provision, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise by restricted by that provision in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 485,000 square feet, including some remaining Venice locations and excluding leases we have ceased use primarily as a result of moving to a centralized corporate office. As of December 31, 2018, our global facilities totaled an aggregate of approximately 890,000 square feet of leased office space. For approximately 77,000 square feet of our leased office space, we have assets recorded as buildings, as well as a corresponding long-term liability for our build-to-suit lease agreements where we are considered the deemed owner of these buildings, for accounting purposes. We also maintain offices in multiple locations in the United States and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings.

We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock has been listed on the NYSE under the symbol “SNAP.” Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange.

Holders of Record

As of December 31, 2018, there were 548 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock on December 31, 2018 was $5.51 per share as reported on the NYSE. As of December 31, 2018, there were 156 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.

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

We have paid a stock dividend of our Class A common stock on our capital stock in the past and from time to time in the future may pay special or regular stock dividends in the form of Class A common stock, which per the terms of our amended and restated certificate of incorporation must be paid equally to all stockholders. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

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

The following graph shows a comparison from March 2, 2017 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the NYSE Composite. The graph assumes that $100 was invested at the market close on March 2, 2017 in our Class A common stock, the S&P 500 Index, and the NYSE Composite and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The consolidated statements of operations data for each of the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period. You should read the following selected consolidated financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes.

	Year Ended December 31,
	2016	2017	2018
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$404,482	$824,949	$1,180,446
Costs and expenses:
Cost of revenue	451,660	717,462	798,865
Research and development	183,676	1,534,863	772,185
Sales and marketing	124,371	522,605	400,824
General and administrative	165,160	1,535,595	477,022
Total costs and expenses	924,867	4,310,525	2,448,896
Operating loss	(520,385)	(3,485,576)	(1,268,450)
Interest income	4,654	21,096	27,228
Interest expense	(1,424)	(3,456)	(3,894)
Other income (expense), net	(4,568)	4,528	(8,248)
Loss before income taxes	(521,723)	(3,463,408)	(1,253,364)
Income tax benefit (expense)	7,080	18,342	(2,547)
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Net loss per share attributable to Class A, Class B, and Class C common stockholders(1):
Basic	$(0.64)	$(2.95)	$(0.97)
Diluted	$(0.64)	$(2.95)	$(0.97)
Adjusted EBITDA(2)	$(459,243)	$(720,056)	$(575,637)

(1)

See Note 3 of the notes to our consolidated financial statements included in “Financial Statements and Supplementary Data” for a description of how we compute basic and diluted net loss per share attributable to Class A, Class B, and Class C common stockholders.

(2)

See “Selected Financial Data—Non-GAAP Financial Measures” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	December 31,
	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$2,043,039	$1,279,063
Working capital	2,020,538	1,383,237
Total assets	3,421,566	2,714,106
Total liabilities	429,239	403,107
Additional paid-in capital	7,634,825	8,245,870
Accumulated deficit	(4,656,667)	(5,938,031)
Total stockholders’ equity	2,992,327	2,310,999

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

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and related payroll tax expense, and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

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

•	Free Cash Flow does not reflect our future contractual commitments;
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

•	Adjusted EBITDA does not reflect tax payments that reduce cash available to us.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(611,245)	$(734,667)	$(689,924)
Less:
Purchases of property and equipment	(66,441)	(84,518)	(120,242)
Free Cash Flow	$(677,686)	$(819,185)	$(810,166)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Add (deduct):
Interest income	(4,654)	(21,096)	(27,228)
Interest expense	1,424	3,456	3,894
Other (income) expense, net	4,568	(4,528)	8,248
Income tax (benefit) expense	(7,080)	(18,342)	2,547
Depreciation and amortization	29,115	61,288	91,648
Stock-based compensation expense	31,842	2,639,895	538,211
Payroll tax expense related to stock-based compensation	185	24,470	21,927
Spectacles inventory-related charges	—	39,867	—
Reduction in force charges	—	—	9,884
Lease exit charges	—	—	31,143
Adjusted EBITDA	$(459,243)	$(720,056)	$(575,637)

Spectacles inventory-related charges were primarily related to excess inventory reserves and inventory purchase commitment cancellation charges in the third quarter of 2017. These charges are non-recurring and not reflective of underlying trends in our business.

Reduction in force charges in the first quarter of 2018 were related to a reduction in force plan impacting approximately 7% of our global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in stock-based compensation expense above for the year ended December 31, 2018.

We exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the year ended December 31, 2018, we recorded lease exit charges of $33.0 million. The charges primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. As of December 31, 2018, we have exited all properties associated with this event. Changes to our estimated sublease income, including actual contracted sublease income, may result in incremental lease exit charge activity in the period determined. Additionally, we recognized a gain on the sale of buildings sold as a result of moving to our centralized corporate office, which is included in lease exit charges above for the year ended December 31, 2018. These charges are non-recurring and not reflective of underlying trends in our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Full Year 2018 Results

Our key user metrics and financial results for the fiscal year 2018 are as follows:

User Metrics

•	Daily Active Users, or DAUs, decreased to 186 million in Q4 2018, compared to 187 million Q4 2017.
•	Average revenue per user, or ARPU, increased 37% to $2.09 in Q4 2018, compared to $1.53 in Q4 2017.

Financial Results

•	Cash used in operating activities was $689.9 million in 2018, compared to $734.7 million in 2017.
•	Free Cash Flow was $(810.1) million in 2018, compared to $(819.2) million in 2017.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,507 million at December 31, 2018, compared with 1,453 million one year ago.

•	Capital expenditures were $120.2 million in 2018, compared to $84.5 million in 2017.
•	Cash, cash equivalents, and marketable securities were $1.3 billion as of December 31, 2018.
•	Revenue increased 43% to $1.2 billion in 2018, compared to $824.9 million in 2017.
•	Total costs and expenses excluding stock-based compensation expense increased 14% to $1.9 billion in 2018, compared to $1.7 billion in 2017.
•	Operating loss decreased 64% to $1.3 billion in 2018, compared to $3.5 billion in 2017.
•	Net loss decreased 64% to $1.3 billion in 2018, compared to $3.4 billion in 2017.
•	Diluted net loss per share decreased 67% to $(0.97) in 2018, compared to $(2.95) in 2017.
•	Adjusted EBITDA loss decreased 20% to $(575.6) million in 2018, compared to $(720.1) million in 2017.

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

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 186 million DAUs on average in the fourth quarter of 2018, compared to 187 million in the fourth quarter of 2017. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

In the year ended December 31, 2018, we recorded revenue of $1.2 billion compared to revenue of $824.9 million for the year ended December 31, 2017, an increase of 43% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still developing, it has grown rapidly.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

ARPU was $2.09 in the fourth quarter of 2018, up from $1.53 a year ago. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

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

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products. Infrastructure costs primarily include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes revenue share payments to our content partners, advertising measurement services, and content creation costs. Content creation costs include personnel-related costs, including salaries, benefits, and stock-based compensation expenses. In addition, cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our engineers, designers, and other employees engaged in the research and development of our products. In addition, research and development expenses include facilities and other supporting overhead costs, including depreciation and amortization. Research and development costs are expensed as incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our executives, finance, legal, information technology, human resources, and other administrative teams. General and administrative expenses also include facilities and supporting overhead costs, including depreciation and amortization, and external professional services.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Interest Expense

Interest expense consists primarily of interest on build-to-suit lease financing obligations and commitment fees and amortization of financing costs related to our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of non-marketable investment income and losses, and foreign currency transaction gains and losses.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$404,482	$824,949	$1,180,446
Costs and expenses(1) (2):
Cost of revenue	451,660	717,462	798,865
Research and development	183,676	1,534,863	772,185
Sales and marketing	124,371	522,605	400,824
General and administrative	165,160	1,535,595	477,022
Total costs and expenses	924,867	4,310,525	2,448,896
Operating loss	(520,385)	(3,485,576)	(1,268,450)
Interest income	4,654	21,096	27,228
Interest expense	(1,424)	(3,456)	(3,894)
Other income (expense), net	(4,568)	4,528	(8,248)
Loss before income taxes	(521,723)	(3,463,408)	(1,253,364)
Income tax benefit (expense)	7,080	18,342	(2,547)
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Adjusted EBITDA(3)	$(459,243)	$(720,056)	$(575,637)

(1)	Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$532	$26,071	$4,393
Research and development	21,935	1,154,430	340,533
Sales and marketing	3,956	236,474	84,059
General and administrative	5,419	1,222,920	109,226
Total	$31,842	$2,639,895	$538,211

(2)	Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,206	$15,222	$26,282
Research and development	17,755	25,076	33,001
Sales and marketing	3,175	10,450	15,089
General and administrative	5,979	10,540	17,276
Total	$29,115	$61,288	$91,648

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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2016	2017	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	112	87	68
Research and development	45	186	65
Sales and marketing	31	63	34
General and administrative	41	186	40
Total costs and expenses	229	523	207
Operating loss	129	423	107
Interest income	1	3	2
Interest expense	—	—	—
Other income (expense), net	1	1	—
Loss before income taxes	129	420	106
Income tax benefit (expense)	2	2	—
Net loss	127%	418%	106%

Revenue

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Revenue	$404,482	$824,949	$1,180,446	$420,467	104%	$355,497	43%

2018 compared to 2017

Revenue for the year ended December 31, 2018 increased $355.5 million compared to the same period in 2017. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand, additional ad placements within our application, and increased impressions per user. Incremental spend was primarily through our self-serve platform, allowing more advertisers easier access to our inventory which may be at a lower price compared to historical Snap-managed campaigns. Over the course of 2018, we moved the majority of our ad products to our self-serve platform. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered.

2017 compared to 2016

Revenue for the year ended December 31, 2017 increased $420.5 million compared to the same period in 2016. The increase in revenue was primarily due to an increase in the number of advertisements delivered. The number of advertisements delivered increased between the periods primarily due to an increase in advertisers and demand across our product offerings, our growing sales efforts, and increased user engagement as measured by an increase in DAUs. Additionally, there was incremental spend in advertisements sold through our self-serve platform which launched in November 2016 and allows advertisers access to inventory that historically has been available at a lower price than Snap-managed campaigns. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered, which outpaced DAU growth during the period.

Cost of Revenue

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Cost of Revenue	$451,660	$717,462	$798,865	$265,802	59%	$81,403	11%

2018 compared to 2017

Cost of revenue for the year ended December 31, 2018 increased $81.4 million, or 11%, compared to the same period in 2017. The increase in cost of revenue primarily consisted of $91.2 million related to increased infrastructure costs, in part attributable to growth in user activity between the periods, $29.0 million related to increased measurement and content creation costs, and $24.0 million related to increased revenue share payments to our partners consistent with our overall increase in revenue. The increase was partially offset by a decrease in product costs for Spectacles, primarily consisting of $39.9 million for Spectacles inventory-related charges that occurred in the third quarter of 2017, and a decrease in personnel-related costs. The decrease in personnel-related costs primarily consisted of a decrease in stock-based compensation expense of $21.7 million primarily due to the recognition of expense related to restricted stock units, or RSUs, with a performance condition satisfied on the effectiveness of the registration statement for our initial public offering, or IPO, in March 2017.

2017 compared to 2016

Cost of revenue for the year ended December 31, 2017 increased $265.8 million, or 59%, compared to the same period in 2016. The increase in cost of revenue primarily consisted of $104.9 million related to increased infrastructure costs, in part attributable to DAU growth and activity between the periods, $38.4 million related to increased revenue share payments to our partners consistent with our overall increase in revenue, $16.0 million related to increased measurement services consistent with overall increase in revenue, $15.2 million related to product costs for Spectacles, which launched in the fourth quarter of 2016, $39.9 million of Spectacles inventory-related charges in the third quarter of 2017, as described below, and $47.7 million related to increased measurement and content creation costs. Content creation costs included personnel-related costs, including $26.1 million primarily related to stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017.

The $39.9 million of Spectacles inventory-related charges during the third quarter of 2017 were composed of $19.5 million of excess inventory reserves, $17.9 million of inventory purchase commitment cancellation charges, and $2.5 million of asset impairments.

Research and Development Expenses

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Research and Development Expenses	$183,676	$1,534,863	$772,185	$1,351,187	NM	$(762,678)	(50)%

2018 compared to 2017

Research and development expenses for the year ended December 31, 2018 decreased $762.7 million compared to the same period in 2017. The decrease was driven by a decrease in stock-based compensation expense of $813.9 million. Stock-based compensation expense in the year ended December 31, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to the recognition of expense using the accelerated attribution method on RSUs with a performance condition, which resulted in higher expense in the prior period. The decrease was partially offset by an increase in other personnel-related costs.

2017 compared to 2016

Research and development expenses for the year ended December 31, 2017 increased $1.4 billion compared to the same period in 2016. The increase was due to a $1.1 billion increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. The increase was also driven by an increase in research and development headcount as the investment in personnel support our efforts to continue growing our user base and building and improving products for our users and advertisers.

Sales and Marketing Expenses

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Sales and Marketing Expenses	$124,371	$522,605	$400,824	$398,234	320%	$(121,781)	(23)%

2018 compared to 2017

Sales and marketing expenses for the year ended December 31, 2018 decreased $121.8 million compared to the same period in 2017. The decrease was primarily driven by a $152.4 million decrease in stock-based compensation expense. Stock-based compensation expense in the year ended December 31, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the decrease in stock-based compensation expense was due to the recognition of expense using the accelerated attribution method on RSUs with a performance condition, which resulted in higher expense in the prior period. The decrease was partially offset by an increase in other personnel-related costs.

2017 compared to 2016

Sales and marketing expenses for the year ended December 31, 2017 increased $398.2 million compared to the same period in 2016. The increase was primarily due to a $232.5 million increase in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. The increase for the year ended December 31, 2017 was also due to an increase in sales and marketing headcount and an increase in marketing events and related expenses.

General and Administrative Expenses

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
General and Administrative Expenses	$165,160	$1,535,595	$477,022	$1,370,435	NM	$(1,058,573)	(69)%

2018 compared to 2017

General and administrative expenses for the year ended December 31, 2018 decreased $1.1 billion compared to the same period in 2017. The decrease was primarily driven by a decrease in stock-based compensation expense of $1.1 billion. Stock-based compensation expense in the year ended December 31, 2017 was primarily due to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017, including $636.6 million attributable to an equity award granted to our CEO, or the CEO award. Additionally, the decrease in stock-based compensation expense was due to the recognition of expense utilizing the accelerated attribution method on RSUs with a performance condition, which resulted in a higher expense in the prior period. The decrease was partially offset by an increase in facilities costs, driven by $33.0 million of lease exit charges.

2017 compared to 2016

General and administrative expenses for the year ended December 31, 2017 increased $1.4 billion compared to the same period in 2016. The increase was primarily due an increase in stock-based compensation expense of $1.2 billion, composed of the CEO award with an expense of $636.6 million and the remainder primarily related to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. The increase for the year ended December 31, 2017 was also driven by increased personnel costs from an increase in general and administrative headcount. Additionally, there was an increase in professional fees related to increased acquisition activity, legal, and general growth.

Interest Income

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Interest Income	$4,654	$21,096	$27,228	$16,442	353%	$6,132	29%

2018 compared to 2017

Interest income for the year ended December 31, 2018 increased $6.1 million compared to the same period in 2017. The increase was primarily a result of higher interest rates on U.S. government-backed securities, partially offset by a lower overall invested cash balance.

2017 compared to 2016

Interest income for the year ended December 31, 2017 increased $16.4 million compared to the same period in 2016. The increase was primarily a result of a larger invested balance in marketable securities and higher interest rates on U.S. government-backed securities.

Interest Expense

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Interest Expense	$(1,424)	$(3,456)	$(3,894)	$(2,032)	143%	$(438)	13%

2018 compared to 2017

Interest expense for the year ended December 31, 2018 increased $0.4 million, compared to the same period in 2017. Interest expense was composed primarily of interest on financing obligations related to a build-to-suit lease and commitment fees and amortization of costs related to our revolving credit facility.

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

Other Income (Expense), Net

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Other Income (Expense), Net	$(4,568)	$4,528	$(8,248)	$9,096	199%	$(12,776)	(282)%

2018 compared to 2017

Other expense, net for the year ended December 31, 2018 was $8.2 million, compared to other income, net of $4.5 million for the same period in 2017. The change from the prior period was primarily a result of $7.2 of investment impairment expense and an increase in foreign currency transaction losses, partially offset by gains on other non-marketable investments.

2017 compared to 2016

Other income, net for the year ended December 31, 2017 was $4.5 million, compared to other expense, net of $4.6 million for the same period in 2016. The change from the comparative period was primarily a result of a decrease in our share of losses on non-marketable investments and an increase in foreign currency transaction gains.

Income Tax Benefit (Expense)

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
Income Tax Benefit (Expense)	$7,080	$18,342	$(2,547)	$11,262	159%	$(20,889)	(114)%
Effective Tax Rate	1.4%	0.5%	(0.2)%

2018 compared to 2017

Income tax expense was $2.5 million for the year ended December 31, 2018, compared to a tax benefit of $18.3 million for the same period in 2017. The income tax benefit in the prior period was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the current period. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

2017 compared to 2016

Income tax benefit was $18.3 million for the year ended December 31, 2017, compared to $7.1 million for the same period in 2016. The income tax benefits in both periods were primarily from the partial releases of valuation allowances against our net deferred tax assets. The valuation allowance releases were the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

For additional discussion, see Note 9 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Loss and Adjusted EBITDA

	Year Ended December 31,			2017 vs 2016 Change		2018 vs 2017 Change
	2016	2017	2018	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(514,643)	$(3,445,066)	$(1,255,911)	$(2,930,423)	NM	$2,189,155	(64)%
Adjusted EBITDA	$(459,243)	$(720,056)	$(575,637)	$(260,813)	57%	$144,419	(20)%

2018 compared to 2017

Net loss for the year ended December 31, 2018 was $1.3 billion, compared to $3.4 billion for the same period in 2017. Adjusted EBITDA loss for the year ended December 31, 2018 was $575.6 million, compared to $720.1 million for the same period in 2017. The change in Adjusted EBITDA loss for the year ended December 31, 2018 was driven by increased revenues primarily due to an increase in the number of advertisements delivered, partially offset by increased cost of revenue. The increase in cost of revenue was primarily related to increased infrastructure costs. The decrease in net loss was driven by a decrease in stock-based compensation expense of $2.1 billion for the year ended December 31, 2018.

2017 compared to 2016

Net loss for the year ended December 31, 2017 was $3.4 billion, compared to $514.6 million for the same period in 2016. Adjusted EBITDA loss for the year ended December 31, 2017 was $720.1 million, compared to $459.2 million for the same period in 2016. The increase in net loss for the period was driven by a $2.6 billion increase in stock-based compensation expense primarily related to the CEO award and the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of the registration statement for our IPO in March 2017. Additionally, the increase in net loss was also driven by $39.9 million for Spectacles inventory-related charges that occurred in the third quarter of 2017. The remaining increase in net loss and the increase in Adjusted EBITDA was driven by an increase in cost of revenue and operating expenses, which more than offset revenue growth during the period. The increase in cost of revenue was primarily related to higher infrastructure costs. The increase in operating expenses was primarily related to increased headcount.

For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Selected Financial Data—Non-GAAP Financial Measures.”

Unaudited Quarterly Results of Operations Data

The following table sets forth the major components of our unaudited quarterly consolidated statements of cash flows for each of the four quarters in the periods ended December 31, 2018 and December 31, 2017. These unaudited quarterly statements of cash flows have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(154,997)	$(209,574)	$(194,013)	$(176,083)	$(231,981)	$(199,346)	$(132,543)	$(126,054)
Net cash provided by (used in) investing activities	(1,014,798)	(719,782)	162,952	214,618	319,247	123,208	89,561	162,438
Net cash provided by (used in) financing activities	2,446,788	(5,980)	(153,062)	(22,398)	45,258	1,914	142	123
Change in cash, cash equivalents, and restricted cash	$1,276,993	$(935,336)	$(184,123)	$16,137	$132,524	$(74,224)	$(42,840)	$36,507

The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarters in the periods ended December 31, 2018 and December 31, 2017. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$149,648	$181,671	$207,937	$285,693	$230,666	$262,263	$297,695	$389,822
Costs and expenses(1) (2):
Cost of revenue	163,358	152,148	210,710	191,246	196,798	191,565	197,554	212,948
Research and development	805,848	255,735	239,442	233,838	200,986	203,246	203,510	164,443
Sales and marketing	219,733	90,903	101,511	110,458	102,113	101,685	97,552	99,474
General and administrative	1,174,476	131,903	118,101	111,115	123,299	123,609	122,450	107,664
Total costs and expenses	2,363,415	630,689	669,764	646,657	623,196	620,105	621,066	584,529
Operating loss	(2,213,767)	(449,018)	(461,827)	(360,964)	(392,530)	(357,842)	(323,371)	(194,707)
Interest income	2,424	6,349	6,253	6,070	6,104	6,600	7,011	7,513
Interest expense	(695)	(998)	(887)	(876)	(934)	(930)	(919)	(1,111)
Other income (expense), net	187	786	1,002	2,553	3,153	(61)	(7,625)	(3,715)
Loss before income taxes	(2,211,851)	(442,881)	(455,459)	(353,217)	(384,207)	(352,233)	(324,904)	(192,020)
Income tax benefit (expense)	3,014	(212)	12,300	3,240	(1,578)	(1,077)	(244)	352
Net loss	$(2,208,837)	$(443,093)	$(443,159)	$(349,977)	$(385,785)	$(353,310)	$(325,148)	$(191,668)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$19,708	$2,223	$1,951	$2,189	$276	$1,467	$1,368	$1,283
Research and development	718,080	163,848	143,303	129,199	77,815	92,303	95,329	75,086
Sales and marketing	159,726	20,558	27,254	28,936	16,185	21,996	25,082	20,795
General and administrative	1,094,607	58,399	49,194	20,720	38,982	40,605	5,030	24,608
Total	$1,992,121	$245,028	$221,702	$181,044	$133,258	$156,371	$126,809	$121,772

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,669	$2,970	$5,404	$5,179	$5,202	$5,610	$5,582	$9,888
Research and development	5,755	5,983	6,401	6,937	8,791	9,489	10,174	4,547
Sales and marketing	2,600	1,589	2,820	3,441	3,569	3,991	4,054	3,475
General and administrative	2,426	2,043	2,842	3,229	3,991	3,424	5,088	4,772
Total	$12,450	$12,585	$17,467	$18,786	$21,553	$22,514	$24,898	$22,682

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash used in operating activities	$(154,997)	$(209,574)	$(194,013)	$(176,083)	$(231,981)	$(199,346)	$(132,543)	$(126,054)
Less:
Purchases of property and equipment	(17,993)	(19,365)	(25,948)	(21,212)	(36,315)	(34,901)	(26,285)	(22,741)
Free Cash Flow	$(172,990)	$(228,939)	$(219,961)	$(197,295)	$(268,296)	$(234,247)	$(158,828)	$(148,795)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,208,837)	$(443,093)	$(443,159)	$(349,977)	$(385,785)	$(353,310)	$(325,148)	$(191,668)
Add (deduct):
Interest income	(2,424)	(6,349)	(6,253)	(6,070)	(6,104)	(6,600)	(7,011)	(7,513)
Interest expense	695	998	887	876	934	930	919	1,111
Other (income) expense, net	(187)	(786)	(1,002)	(2,553)	(3,153)	61	7,625	3,715
Income tax (benefit) expense	(3,014)	212	(12,300)	(3,240)	1,578	1,077	244	(352)
Depreciation and amortization	12,450	12,585	17,467	18,786	21,553	22,514	24,898	22,682
Stock-based compensation expense	1,992,121	245,028	221,702	181,044	133,258	156,371	126,809	121,772
Payroll tax expense related to stock- based compensation	20,953	(2,585)	3,890	2,212	9,968	5,997	3,947	2,015
Spectacles inventory-related charges	—	—	39,867	—	—	—	—	—
Reduction in force charges	—	—	—	—	9,884	—	—	—
Lease exit charges	—	—	—	—	—	3,928	29,340	(2,125)
Adjusted EBITDA	$(188,243)	$(193,990)	$(178,901)	$(158,922)	$(217,867)	$(169,032)	$(138,377)	$(50,363)

The following table sets forth the components of our unaudited quarterly consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	109	84	101	67	85	73	66	55
Research and development	538	141	115	82	87	77	68	42
Sales and marketing	147	50	49	39	44	39	33	26
General and administrative	785	73	57	39	53	47	41	28
Total costs and expenses	1,579	347	322	226	270	236	209	150
Operating loss	1,479	247	222	126	170	136	109	50
Interest income	2	3	3	2	3	3	2	2
Interest expense	0	1	0	0	0	0	—	0
Other income (expense), net	0	0	0	1	1	0	3	1
Loss before income taxes	1,478	244	219	124	167	134	109	49
Income tax benefit (expense)	2	0	6	1	1	0	—	0
Net loss	1476%	244%	213%	123%	167%	135%	109%	49%

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.3 billion as of December 31, 2018, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. As of December 31, 2018, no amounts were outstanding under the Credit Facility.

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

As of December 31, 2018, approximately 3% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Net cash used in operating activities	$(611,245)	$(734,667)	$(689,924)
Net cash provided by (used in) investing activities	(1,014,286)	(1,357,010)	694,454
Net cash provided by financing activities	1,141,890	2,265,348	47,437
Change in cash, cash equivalents, and restricted cash	$(483,641)	$173,671	$51,967
Free Cash Flow (1)	$(677,686)	$(819,185)	$(810,166)

(1)

For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Selected Financial Data—Non-GAAP Financial Measures.”

Net Cash Used in Operating Activities

2018 compared to 2017

Net cash used in operating activities decreased $44.7 million in the year ended December 31, 2018 compared to the same period in 2017. Net cash used in operating activities was $689.9 million for the year ended December 31, 2018, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $538.2 million, depreciation and amortization expense of $91.6 million, and lease exit charges of $33.0 million. Net cash used in operating activities for the year ended December 31, 2018 was also driven by a $77.5 million increase in accounts receivable consistent with the increase in revenue and a $33.5 million decrease in accounts payable primarily due to timing of payments.

2017 compared to 2016

Net cash used in operating activities increased $123.4 million in the year ended December 31, 2017 compared to the same period in 2016. Net cash used in operating activities was $734.7 million for the year ended December 31, 2017, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $2.6 billion. Additionally, the increase was driven by a $104.4 million increase in accounts receivable related to an increase in advertising revenue, partially offset by a $101.0 million increase in accrued expenses and other liabilities primarily driven by an increase in accrued infrastructure costs and accrued compensation costs due to increased headcount.

Net Cash Provided by (Used in) Investing Activities

2018 compared to 2017

Net cash provided by investing activities was $694.5 million for the year ended December 31, 2018, compared to net cash used in investing activities of $1.4 billion for the same period in 2017. Our investing activities in the year ended December 31, 2018 consisted of $2.4 billion of cash provided by the sales and maturities of marketable securities, partially offset by the purchase of $1.7 billion of marketable securities.

2017 compared to 2016

Net cash used in investing activities was $1.4 billion for the year ended December 31, 2017, an increase of $325.4 million compared to the same period in 2016, primarily due to the use of $3.9 billion for the purchase of marketable securities and cash paid for acquisitions of $386.0 million, partially offset by cash provided by the sales and maturities of marketable securities of $3.0 billion.

Net Cash Provided by Financing Activities

2018 compared to 2017

Net cash provided by financing activities was $47.4 million and $2.3 billion for the years ended December 31, 2018 and 2017, respectively. Our financing activities in the year ended December 31, 2018 consisted of proceeds from the exercise of stock options of $48.0 million. Net cash provided by financing activities in the prior period consisted of proceeds from the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for minimum tax withholdings on behalf of employees of $394.2 million in connection with the settlement of RSUs.

2017 compared to 2016

Net cash provided by financing activities was $2.3 billion and $1.1 billion for the years ended December 31, 2017 and 2016, respectively. Our financing activities in 2017 consisted of the issuance of Class A common stock in our IPO of $2.7 billion, net of underwriting commissions, partially offset by cash used for minimum tax withholdings on behalf of our employees of $394.2 million in connection with the settlement of RSUs during the year ended December 31, 2017.

Free Cash Flow

2018 compared to 2017

Free Cash Flow was $(810.2) million and $(819.2) million for the years ended December 31, 2018 and 2017, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $120.2 million and $84.5 million for the years ended December 31, 2018 and 2017, respectively.

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

Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Total	1 Year (2019)	2-3 Years (2020 and 2021)	4-5 Years (2022 and 2023)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$2,194,254	$516,921	$1,295,000	$382,333	$—
Operating leases	402,975	61,385	117,205	94,927	129,458
Financing leases	45,919	4,796	10,039	10,412	20,672
Other commitments	46,476	28,340	18,136	—	—
Total contractual commitments	$2,689,624	$611,442	$1,440,380	$487,672	$150,130

For additional discussion on our operating and financing leases and hosting and other purchase commitments, see Note 7 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

We exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the year ended December 31, 2018, we recorded lease exit charges of $33.0 million. The charges, recorded as general and administrative expense, primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. As of December 31, 2018, we have exited all properties associated with this event. Changes to our estimated sublease income, including actual contracted sublease income, may result in incremental lease exit charge activity in the period determined.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, and November 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc., or AWS, which was amended in March 2016 and again in February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021. That addendum was amended in October 2018, and we are now committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

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

Revenue Recognition

We generate substantially all of our revenue through the delivery of advertisements. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. These arrangements are either on a fixed-fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is displayed. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.

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

Currently, our Sponsored Creative Tools and measurement services are only Snap-sold and are not subject to revenue sharing arrangements. Snap-sold revenue is recognized based on the gross amount that we charge the advertiser. Partner-sold revenue is recognized based on the net amount of revenue to be received from the content partners.

There is significant judgment in accounting for these arrangements related to whether we should report revenue based on the gross amount that we charge the advertiser or the net amount of revenue received from the content partner. To determine if we should report revenue on a gross or net basis, we assess which party is the primary obligor responsible for fulfilling advertising delivery, including the acceptability of services delivered.

We recognize Snap-sold revenue on a gross basis predominantly because we are the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. For Snap-sold advertising, we enter into contractual arrangements directly with advertisers. We are directly responsible for the fulfillment of the contractual terms and any remedy for issues with such fulfillment. For Snap-sold revenue, we also have latitude in establishing the selling price with the advertiser, as we sell advertisements at a rate determined at our sole discretion.

We recognize partner-sold revenue on a net basis predominantly because the content partner, and not us, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the content partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner-sold transactions. When a content partner sells advertisements, the content partner is responsible for fulfilling the advertisements, and accordingly, we have determined the content partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner-sold advertising. The content partner may sell advertisements at a rate determined at its sole discretion. For the periods presented, partner-sold revenue was not material.

Stock-Based Compensation

In the year ended December 31, 2018, total stock-based compensation expense recognized was $538.2 million. We have granted stock-based awards consisting primarily of RSUs, and to a lesser extent, stock options and restricted stock awards, or RSAs, to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs granted before January 1, 2017, or Pre-2017 RSUs, included both service-based and performance conditions to vest in the underlying common stock. The service-based condition for the majority of these awards is satisfied over four years. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. On the effectiveness of the registration statement for our IPO, we recognized $1.3 billion in stock-based compensation expense. All RSUs granted after December 31, 2016, or Post-2017 RSUs, vest on the satisfaction of only service-based conditions. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly installments over four years.

We account for stock-based employee compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires stock-based awards to be measured based on the grant date fair value. Stock-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations. Accordingly, stock-based compensation expense is only recorded for those potential stock-based awards that we expect to vest. We estimate the forfeiture rate using historical forfeitures of equity awards and other expected changes in facts and circumstances, if any. We will re-evaluate our estimated forfeiture rate if actual forfeitures differ from our initial estimates. A modification of the terms of a stock-based award is treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award.

Restricted Stock Units

As of December 31, 2018, we have approximately $207.2 million of unrecognized stock-based compensation expense related to Pre-2017 RSUs to be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized compensation cost related to Post-2017 RSUs was $1.2 billion as of December 31, 2018 and is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

As of December 31, 2018, we have approximately $59.0 million of unrecognized stock-based compensation expense related to RSAs to be recognized over a weighted-average period of approximately 3.5 years.

Stock Options

Total unrecognized compensation cost related to stock options was $42.4 million and $35.7 million as of December 31, 2018 and December 31, 2017, respectively. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period, based on the estimated grant-date fair value, calculated under the Black-Scholes option pricing model.

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

The weighted-average fair value of stock options granted during the year ended December 31, 2018 was $6.99 per share.

CEO Award

On the closing of the IPO, our CEO received the CEO award for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs on the closing of the IPO, net of shares withheld to satisfy tax withholding obligations. The CEO award vested immediately on the closing of the IPO, and such shares are being delivered to the CEO in equal quarterly installments over three years which began in November 2017. As of December 31, 2018, 15.6 million shares subject to the CEO award have been delivered to the CEO. In the three months ended March 31, 2017, the stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock, at the initial public offering price of $17.00 per share.

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

Lease Exit Charges

Lease exit charges relate to our exit of various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office location in Santa Monica, California. These charges primarily include the present value of our remaining lease obligations on the cease use dates, net of estimated sublease income. The lease exit charges include estimates and assumptions, such as the timing and amount of sublease income and the discount rates used to determine the present value of remaining minimum lease obligations, net of sublease income. While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to change. If our expectations change relating to the timing and amount of sublease income or discount rates used, we may be required to re-evaluate our estimates and assumptions, and such changes could have a material impact on our financial results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $387.1 million and $334.1 million at December 31, 2018 and December 31, 2017, respectively. We had marketable securities totaling $891.9 million and $1.7 billion at December 31, 2018 and December 31, 2017, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For all periods presented, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the periods presented, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to grow our operations, our exposure to foreign currency risk will likely become more significant. For any of the periods presented, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 5, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on Internal Control over Financial Reporting

We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 5, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

February 5, 2019

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2017	2018
Cash flows from operating activities
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,115	61,288	91,648
Stock-based compensation	31,842	2,639,895	538,211
Deferred income taxes	(7,952)	(17,490)	(383)
Excess inventory reserve and related asset impairment	—	21,997	—
Lease exit charges	—	—	33,033
Other	889	(6,356)	(903)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(118,434)	(104,357)	(77,506)
Prepaid expenses and other current assets	(20,521)	(39,783)	1,594
Other assets	(5,064)	(4,771)	21,785
Accounts payable	6,486	49,696	(33,532)
Accrued expenses and other current liabilities	(19,728)	100,988	(14,325)
Other liabilities	6,765	9,292	6,365
Net cash used in operating activities	(611,245)	(734,667)	(689,924)
Cash flows from investing activities
Purchases of property and equipment	(66,441)	(84,518)	(120,242)
Sales of property and equipment	—	—	11,276
Purchases of intangible assets	(572)	(8,107)	(2,565)
Non-marketable investments	(6,513)	(10,030)	(22,495)
Cash paid for acquisitions, net of cash acquired	(104,001)	(386,011)	(815)
Issuance of notes receivable from officers/stockholders	(15,000)	—	—
Repayment of notes receivables from officers/stockholders	15,000	—	—
Purchases of marketable securities	(1,565,347)	(3,862,637)	(1,653,918)
Sales of marketable securities	195,898	511,068	45,007
Maturities of marketable securities	532,690	2,483,225	2,438,206
Net cash provided by (used in) investing activities	(1,014,286)	(1,357,010)	694,454
Cash flows from financing activities
Proceeds from the exercise of stock options	731	11,379	47,988
Stock repurchases from employees for tax withholdings	—	(394,156)	(551)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	—	2,657,797	—
Borrowings from revolving credit facility	5,000	—	—
Principal payments on revolving credit facility	(5,000)	—	—
Payments of initial public offering issuance costs	(5,395)	(9,672)	—
Repurchase of Class B voting common stock and Series FP voting preferred stock	(10,593)	—	—
Proceeds from issuances of preferred stock, net of issuance costs	1,157,147	—	—
Net cash provided by financing activities	1,141,890	2,265,348	47,437
Change in cash, cash equivalents, and restricted cash	(483,641)	173,671	51,967
Cash, cash equivalents, and restricted cash, beginning of period	646,977	163,336	337,007
Cash, cash equivalents, and restricted cash, end of period	$163,336	$337,007	$388,974
Supplemental disclosures
Cash paid for income taxes	$1,686	$6,226	$3,598
Supplemental disclosures of non-cash activities
Issuance of Class B common stock related to acquisitions	$96,145	$—	$—
Assumed equity awards in acquisitions	$—	$3,911	$—
Purchase consideration liabilities related to acquisitions	$21,085	$16,486	$—
Repurchase of Class B voting common stock and Series FP voting preferred stock in exchange for notes receivable from officers/stockholders	$13,500	$—	$—
Recognition of leased facility asset and lease financing obligation	$1,789	$1,451	$1,735
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$2,084	$13,139	$(7,764)
Deferred offering costs accrued, unpaid	$1,739	$—	$—

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2017	2018
Revenue	$404,482	$824,949	$1,180,446
Costs and expenses:
Cost of revenue	451,660	717,462	798,865
Research and development	183,676	1,534,863	772,185
Sales and marketing	124,371	522,605	400,824
General and administrative	165,160	1,535,595	477,022
Total costs and expenses	924,867	4,310,525	2,448,896
Operating loss	(520,385)	(3,485,576)	(1,268,450)
Interest income	4,654	21,096	27,228
Interest expense	(1,424)	(3,456)	(3,894)
Other income (expense), net	(4,568)	4,528	(8,248)
Loss before income taxes	(521,723)	(3,463,408)	(1,253,364)
Income tax benefit (expense)	7,080	18,342	(2,547)
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.64)	$(2.95)	$(0.97)
Diluted	$(0.64)	$(2.95)	$(0.97)
Weighted average shares used in computation of net loss per share:
Basic	807,871	1,166,085	1,300,568
Diluted	807,871	1,166,085	1,300,568

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2017	2018
Net loss	$(514,643)	$(3,445,066)	$(1,255,911)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	44	(1,122)	710
Foreign currency translation	(2,101)	17,336	(11,720)
Total other comprehensive income (loss), net of tax	(2,057)	16,214	(11,010)
Total comprehensive income (loss)	$(516,700)	$(3,428,852)	$(1,266,921)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2017	2018
Assets
Current assets
Cash and cash equivalents	$334,063	$387,149
Marketable securities	1,708,976	891,914
Accounts receivable, net of allowance	279,473	354,965
Prepaid expenses and other current assets	44,282	41,900
Total current assets	2,366,794	1,675,928
Property and equipment, net	166,762	212,560
Intangible assets, net	166,473	126,054
Goodwill	639,882	632,370
Other assets	81,655	67,194
Total assets	$3,421,566	$2,714,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,194	$30,876
Accrued expenses and other current liabilities	275,062	261,815
Total current liabilities	346,256	292,691
Other liabilities	82,983	110,416
Total liabilities	429,239	403,107
Commitments and contingencies (Note 7)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 883,022 shares issued and outstanding at December 31, 2017, and 3,000,000 shares authorized, 999,304 shares issued and outstanding at December 31, 2018.	9	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 122,564 shares issued and outstanding at December 31, 2017, and 700,000 shares authorized, 93,845 shares issued and outstanding at December 31, 2018.	1	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 216,616 shares issued and outstanding at December 31, 2017, and 260,888 shares authorized, 224,611 shares issued and outstanding at December 31, 2018.	2	2
Additional paid-in capital	7,634,825	8,220,417
Accumulated other comprehensive income	14,157	3,147
Accumulated deficit	(4,656,667)	(5,912,578)
Total stockholders’ equity	2,992,327	2,310,999
Total liabilities and stockholders’ equity	$3,421,566	$2,714,106

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Year Ended December 31,
	2016		2017		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible voting preferred stock—Series A, A-1, and B
Balance, beginning of period	146,962	$1	146,962	$1	—	$—
Conversion of Series A, A-1, and B to Class B voting common stock	—	—	(146,962)	(1)	—	—
Balance, end of period	146,962	1	—	—	—	—
Convertible non-voting preferred stock—Series C
Balance, beginning of period	16,000	—	16,000	—	—	—
Conversion of Series C to Class B voting common stock	—	—	(16,000)	—	—	—
Balance, end of period	16,000	—	—	—	—	—
Convertible non-voting preferred stock—Series D, E, and F
Balance, beginning of period	44,555	1	83,851	2	—	—
Issuance of Series F non-voting preferred stock, net of issuance costs	37,668	1	—	—	—	—
Exchange of Series FP voting preferred stock for Series F non-voting preferred stock	1,628	—	—	—	—	—
Conversion of Series D, E, and F to Class B voting common stock	—	—	(83,851)	(2)	—	—
Balance, end of period	83,851	2	—	—	—	—
Convertible voting preferred stock—Series FP
Balance, beginning of period	217,767	2	215,887	2	—	—
Repurchase of Series FP voting preferred stock	(252)	—	—	—	—	—
Exchange of Series FP voting preferred stock for Series F non-voting preferred stock	(1,628)	—	—	—	—	—
Conversion of Series FP to Class C voting common stock	—	—	(215,887)	(2)	—	—
Balance, end of period	215,887	2	—	—	—	—
Class A non-voting common stock
Balance, beginning of period	460,655	5	504,902	5	883,022	9
Impact of Class A stock split related to Series F non-voting preferred stock (Note 1)	37,668	—	—	—	—	—
Impact of Class A stock split related to Class B voting common stock (Note 1)	538	—	—	—	—	—
Impact of Class A stock split related to repurchase of Series FP voting preferred stock (Note 1)	(252)	—	—	—	—	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	9,928	—	15,856	—
Shares issued in connection with exercise of stock options, converted from Class B voting common stock and subsequently sold	—	—	4,923	—	—	—
Issuance of Class A non-voting common stock in connection with acquisitions	6,293	—	1,854	—	—	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards	—	—	40,922	—	64,831	1
Issuance of Class A non-voting common stock upon initial public offering, net of issuance costs	—	—	160,350	2	—	—
Conversion of Class B voting common stock to Class A non- voting common stock	—	—	169,800	2	35,634	—
Stock repurchases from employees for tax withholdings	—	—	(16,867)	—	(39)	—
Class A non-voting common stock sold on behalf of employees to cover taxes	—	—	7,210	—	—	—
Balance, end of period	504,902	$5	883,022	$9	999,304	$10

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands)

	Year Ended December 31,
	2016		2017		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Class B voting common stock
Balance, beginning of period	30,931	$—	31,469	$—	122,564	$1
Conversion of Series A-F preferred to Class B voting common stock	686	—	246,813	2	—	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	9,396	—	3,414	—
Shares issued in connection with exercise of stock options, converted to Class A non-voting common stock and subsequently sold	(536)	—	(4,923)	—	—	—
Repurchase of Class B voting common stock	388	—	—	—	—	—
Issuance of Class B voting common stock for vesting of restricted stock units	—	—	18,906	1	3,502	—
Conversion of Class B voting common stock to Class A non- voting common stock	—	—	(169,800)	(2)	(35,634)	—
Stock repurchases from employees for tax withholdings	—	—	(8,390)	—	—	—
Shares converted to Class A non-voting common stock and subsequently sold on behalf of employees to cover taxes	—	—	(907)	—	—	—
Balance, end of period	31,469	—	122,564	1	93,846	1
Class C voting common stock
Balance, beginning of period	—	—	—	—	216,616	2
Conversion of Series FP preferred stock to Class C voting common stock	—	—	215,887	2	—	—
Issuance of Class C voting common stock for settlement of restricted stock awards	—	—	3,122	—	7,995	—
Shares converted to Class A non-voting common stock and subsequently sold on behalf of employees to cover taxes	—	—	(2,393)	—	—	—
Balance, end of period	—	—	216,616	2	224,611	2
Additional paid-in capital
Balance, beginning of period	—	1,467,355	—	2,728,823	—	7,634,825
Stock-based compensation expense	—	31,842	—	2,639,895	—	538,211
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	698	—	11,379	—	47,988
Vesting of shares related to early exercise of Class A non-voting common stock options	—	49	—	—	—	—
Issuance of Series F non-voting preferred stock, net of issuance costs	—	1,157,146	—	—	—	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	96,145	—	6,406	—	—
Issuance of Class B voting common stock in connection with acquisitions	—	—	—	—	—	—
Repurchase of Class B voting common stock	—	(8,013)	—	—	—	—
Repurchase of Series FP voting preferred stock	—	(16,180)	—	—	—	—
Settlement of restricted stock units	—	(219)	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	2,642,729	—	—
Stock repurchases from employees for tax withholdings	—	—	—	(394,407)	—	(607)
Balance, end of period	—	2,728,823	—	7,634,825	—	8,220,417
Accumulated deficit
Balance, beginning of period	—	(693,219)	—	(1,207,862)	—	(4,656,667)
Cumulative-effect adjustment from adoption of ASU 2016-16	—	—	—	(3,739)	—	—
Net loss	—	(514,643)	—	(3,445,066)	—	(1,255,911)
Balance, end of period	—	(1,207,862)	—	(4,656,667)	—	(5,912,578)
Notes receivable from officers/stockholders
Balance, beginning of period	—	(10,000)	—	—	—	—
Issuance of notes receivable from officers/stockholders	—	(15,000)	—	—	—	—
Repayment of notes receivable from officers/stockholders	—	25,000	—	—	—	—
Balance, end of period	—	—	—	—	—	—
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	—	—	(2,057)	—	14,157
Other comprehensive income (loss)	—	(2,057)	—	16,214	—	(11,010)
Balance, end of period	—	(2,057)	—	14,157	—	3,147
Total stockholders’ equity	999,071	$1,518,914	1,222,202	$2,992,327	1,317,761	$2,310,999

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

Stock Split Effected in the Form of a Stock Dividend

On October 26, 2016, our board of directors approved a distribution of shares of Class A common stock as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. One share of Class A common stock was distributed for each share of preferred stock and common stock outstanding (the “Stock Split”). As a result of the Stock Split, each outstanding equity award was adjusted to entitle the award holder to receive one share of Class A common stock for each outstanding restricted stock unit or stock option to acquire a share of either Class A common stock or Class B common stock. Share and per share amounts for Class A common stock disclosed for all prior periods have been retroactively adjusted to reflect the effects of the Stock Split.

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

In addition, on the closing of the IPO, our Chief Executive Officer (“CEO”) received an RSU award (“CEO award”) for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs, net of shares withheld to satisfy tax withholding obligations, on the closing of the IPO. The CEO award vested immediately on the closing of the IPO, and such shares are being delivered to the CEO in quarterly installments over three years which began in November 2017. There is no continuing service requirement for our CEO. The stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock on the closing of the IPO, at the initial public offering price of $17.00 per share. In the years ended December 31, 2018 and 2017, in accordance with terms of the CEO award, 12.5 million and 3.1 million shares of Class C common stock were issued, respectively. At December 31, 2018 and 2017, 21.8 million and 34.3 million shares of Class C common stock are to be issued in future periods in equal quarterly installments through 2020, respectively.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, excess inventory reserves, lease exit charges, forfeiture rate, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Concentrations of Business Risk

We currently use both Google Cloud and Amazon Web Services for our hosting requirements. A disruption or loss of service from one or both of these partners could seriously harm our ability to operate. Although we believe there are other qualified providers that can provide these services, a transition to a new provider could create a significant disruption to our business and negatively impact our consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. We maintain cash deposits, cash equivalent balances, and marketable securities with several financial institutions. Cash and cash equivalents may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We also maintain investments in U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.

We extend credit to our customers based on an evaluation of their ability to pay amounts due under contractual arrangement and generally do not obtain or require collateral.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. See Note 2 for additional information.

Cost of Revenue

Cost of revenue includes payments made by us based on revenue share arrangements with our content partners. Under these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Such revenue-share costs were $120.3 million, $96.3 million, and $57.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In addition, cost of revenue consists of expenses associated with infrastructure costs of the Snapchat mobile application, advertising measurement services, and content creation costs, which includes personnel-related costs. Cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

Advertising

Advertising costs are expensed as incurred and were $11.3 million, $10.9 million, and $9.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-based Compensation

We measure and recognize compensation expense for stock-based payment awards, including stock options, RSUs, and restricted stock awards (“RSAs”) granted to employees, directors, and advisors, based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation for stock options is recognized on a straight-line basis, net of estimated forfeitures, over the period during which services are provided in exchange for the award. The grant date fair value of RSUs and RSAs is estimated based on the fair value of our underlying common stock.

Pre-2017 RSUs contained both service-based and performance conditions to vest in the underlying common stock. The service-based condition criteria is generally met 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Awards which contain both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition was probable of occurring.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly installments over four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period.

Stock-based compensation expense recognized for all periods presented is based on awards that are expected to vest, including an estimate of forfeitures. We estimate the forfeiture rate using historical forfeitures of equity awards and other expected changes in facts and circumstances, if any. A modification of the terms of a stock-based award is treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award.

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

Restricted Cash

We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2018 and 2017, restricted cash balances were immaterial.

Marketable Securities

We hold investments in marketable securities consisting of U.S. government securities, U.S. government agency securities, corporate debt securities, certificates of deposit, and commercial paper. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments available for current operations. Our available-for-sale investments are carried at fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders’ equity. We determine gains or losses on the sale or maturities of marketable securities using the specific identification method and these gains or losses are recorded in other income (expense), net in our consolidated statements of operations. Unrealized losses are recorded in other income (expense), net when a decline in fair value is determined to be other than temporary.

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

Non-Marketable Investments

Our investments in privately-held companies are primarily non-marketable equity securities without readily determinable fair values. We adjust the carrying value of non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. Any adjustments to carrying value of these investments are recorded in other income (expense) net in our consolidated statements of operations.

When we exercise significant influence over, but do not control the investee, such non-marketable investments are accounted for using the equity method. Under the equity method of accounting, we record our share of the results of the investments within other income (expense), net in our consolidated statements of operations.

Fair Value Measurements

Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash and cash equivalents and restricted cash, are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2018 and 2017, the allowance for doubtful accounts was immaterial.

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

Build-to-Suit Leases

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where we have taken occupancy, which do not qualify for sales recognition under the sale-leaseback accounting guidance, we determined that we continue to be the deemed owner of these buildings. This is principally due to our significant investment in tenant improvements. As a result, the buildings are being depreciated over the shorter of their useful lives or the related lease term. At occupancy, the long-term construction obligations are considered long-term finance lease obligations and are recorded as other liabilities with amounts payable during the next 12 months recorded as accrued expenses and other current liabilities on the consolidated balance sheets. Assets capitalized under build-to-suit leases were $54.1 million and $54.0 million as of December 31, 2018 and 2017, respectively. A portion of the assets were placed into service during the year ended December 31, 2016, resulting in an immaterial amount of depreciation expense for the year ended December 31, 2016. Depreciation expense for assets capitalized under build-to-suit leases was not material for the years ended December 31, 2018 and 2017, respectively.

Lease Exit Charges

We exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the year ended December 31, 2018, we recorded lease exit charges of $33.0 million. The charges, recorded as general and administrative expense, primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. As of December 31, 2018, we have exited all properties associated with this event. Changes to our estimated sublease income, including actual contracted sublease income, may result in incremental lease exit charge activity in the period determined.

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

Segments

Our CEO is our chief operating decision maker. We have determined that we have a single operating segment. Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region.

Business Combinations

We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.
When we issue payments or grants of equity to selling stockholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

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

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Intangible Asset	Estimated Useful Life
Domain names	5 Years
Trademarks	1 to 5 Years
Acquired developed technology	5 to 7 Years
Customer relationships	2 to 5 Years
Patents	3 to 11 Years
Non-compete agreements	1 to 3 Years

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

Legal Contingencies

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 7 provides additional information regarding our legal contingencies.

Recent Accounting Pronouncements

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements. Our restricted cash balance in any period presented was not material.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. In preparation for the new requirements, we implemented a new lease accounting system. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect all of our leases including our operating leases, as disclosed in Note 7, will be subject to the new standard. We expect the primary impact to be the inclusion of lease assets and lease liabilities on our consolidated balance sheet. We adopted ASU 2016-02 effective January 1, 2019. We used the transition method provided by ASU 2018-11.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Effective January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. As a result of adopting Topic 606, we recorded no adjustment to the opening retained earnings as of January 1, 2018. The impact to revenues and related deferred revenue balances as a result of applying Topic 606 was not material as of and for the year ended December 31, 2018. See Note 2 for additional information. The most significant aspect of our evaluation of Topic 606 related to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This implementation guidance discusses principal versus agent considerations and gross versus net revenue reporting, including specific indicators to assist in the determination of whether we control a specified good or service before it is transferred to the customer. Through our evaluation, we concluded Snap-sold revenue will be reported on a gross basis and partner-sold revenue will be reported on a net basis, which is consistent with our prior revenue recognition policies under Topic 605. We concluded that we control the Snap-sold advertising campaign before it is transferred to the customer because we provide the advertising campaign on Snapchat and have discretion in establishing the price of the advertisements. We concluded that the partner controls significant aspects of the partner-sold advertising campaign before it is transferred to the customer and the partner has discretion in establishing price with the advertiser.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine collectability by performing ongoing credit evaluations and monitoring customer accounts receivable balances. Sales tax is excluded from reported revenue.

We generate substantially all of our revenues by offering various advertising products on Snapchat, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. Sponsored Creative Tools include Sponsored Geofilters and Sponsored Lenses. Sponsored Geofilters allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap. Sponsored Lenses allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences.

The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is displayed. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees. In determining whether an arrangement exists, we ensure that an agreement, such as an insertion order or self-serve terms, have been fully executed or accepted electronically.

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

We recognize Snap-sold revenue on a gross basis predominantly because we are the primary obligor responsible for fulfilling advertisement delivery, including the acceptability of the services delivered. For Snap-sold advertising, we enter into contractual arrangements directly with advertisers. We are directly responsible for the fulfillment of the contractual terms and any remedy for issues with such fulfillment. For Snap-sold revenue, we also have latitude in establishing the selling price with the advertiser, as we sell advertisements at a rate determined at our sole discretion.

We recognize partner-sold revenue on a net basis predominantly because the content partner, and not Snap, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the content partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner-sold transactions. When a content partner sells advertisements, the content partner is responsible for fulfilling the advertisements, and accordingly, we have determined the content partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner-sold advertising. The content partner may sell advertisements at a rate determined at its sole discretion. For the periods presented, partner-sold revenue was not material.

We also generate revenue from sales of our hardware product, Spectacles. For the periods presented, revenue from the sales of Spectacles was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Revenue:
North America (1) (2)	$363,269	$675,402	$780,992
Europe (3)	35,386	98,047	183,077
Rest of world	5,827	51,500	216,377
Total revenue	$404,482	$824,949	$1,180,446

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $752.9 million, $643.0 million, and $355.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. Our participating securities include any shares issued on the early exercise of stock options subject to repurchase because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock.

In March 2017, we completed our IPO in which we issued and sold 160.3 million shares of Class A common stock, inclusive of the over-allotment, at an initial public offering price of $17.00 per share and excluding shares sold in the IPO by certain of our existing stockholders. We received net proceeds of $2.6 billion after deducting underwriting discounts and commissions of $68.1 million and other offering expenses of $14.7 million. On the closing of the IPO, all shares of our then-outstanding convertible preferred stock other than Series FP preferred stock automatically converted into an aggregate of 246.8 million shares of Class B common stock and all outstanding shares of Series FP preferred stock automatically converted into 215.9 million shares of Class C common stock. Following the IPO, we have three classes of authorized common stock – Class A common stock, Class B common stock, and Class C common stock.

Before our IPO, our participating securities also included Series D, E, F, and FP preferred stock and Series A, A-1, B, and C convertible preferred stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock, and the Series D, E, F, and FP preferred stock were substantially identical, other than voting rights. Accordingly, the Class A common stock, Class B common stock, and the Series D, E, F, and FP preferred stock shared equally in our net losses. The holders of early exercised shares subject to repurchase and the holders of Series A, A-1, B, and C convertible preferred stock did not have a contractual obligation to share in our losses, and as a result our net losses were not allocated to these participating securities.

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

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period. Vested RSUs that have not been settled, including the vested CEO award, and RSAs for which the risk of forfeiture has lapsed have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. In the years ended December 31, 2018, 2017, and 2016 our potentially dilutive shares relating to stock options, RSUs, RSAs, and common stock subject to repurchase, and, for the 2016 periods, shares of Series A, A-1, B, and C convertible preferred stock were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2016			2017			2018
	(in thousands, except per share data)
	Class A Common	Class B Common(1)	Class C Common(2)	Class A Common(3)	Class B Common(1)	Class C Common(2)	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(311,523)	$(65,174)	$(137,946)	$(2,169,120)	$(548,098)	$(727,848)	$(921,235)	$(94,897)	$(239,779)
Net loss attributable to common stockholders	$(311,523)	$(65,174)	$(137,946)	$(2,169,120)	$(548,098)	$(727,848)	$(921,235)	$(94,897)	$(239,779)
Denominator:
Basic shares:
Weighted-average common shares - Basic	489,019	102,309	216,543	734,203	185,520	246,362	953,992	98,271	248,305
Diluted shares:
Weighted-average common shares - Diluted	489,019	102,309	216,543	734,203	185,520	246,362	953,992	98,271	248,305
Net loss per share attributable to common stockholders:
Basic	$(0.64)	$(0.64)	$(0.64)	$(2.95)	$(2.95)	$(2.95)	$(0.97)	$(0.97)	$(0.97)
Diluted	$(0.64)	$(0.64)	$(0.64)	$(2.95)	$(2.95)	$(2.95)	$(0.97)	$(0.97)	$(0.97)

(1)

Included in the Class B common stock, for all periods presented, is Series D, E, and F preferred stock, which automatically converted to Class B common stock on the closing of the IPO. Series A, A-1, B, and C preferred stock are included in Class B common stock on the automatic conversion of such shares to 163.0 million shares of Class B common stock on the closing of our IPO.

(2)

Included in the Class C common stock, for all periods presented, is Series FP preferred stock which automatically converted to Class C common stock on the closing of the IPO. Additionally, 37.4 million shares of Class C common stock related to the CEO award are included in Class C common stock on the closing of our IPO.

(3)	Class A common stock includes the issuance of 160.3 million shares of Class A common stock issued by us in connection with our IPO.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Convertible voting preferred stock, Series A, A-1, and B	146,962	—	—
Convertible non-voting preferred stock, Series C	16,000	—	—
Stock options	44,904	32,596	16,291
Unvested RSUs and RSAs not subject to a performance condition	150	163,796	158,264
Shares subject to repurchase	185	—	—

4. Stockholders’ Equity

Common Stock

As of December 31, 2018, we are authorized to issue 3,000,000,000 shares of Class A nonvoting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stock has no voting rights, Class B common stock is entitled to one vote per share, and Class C common stock is entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2017, we did not declare any dividends. On a liquidation event, as defined in our amended and restated certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.

As of December 31, 2018, there were 999,303,709 shares, 93,845,185 shares, and 224,611,365 shares of Class A common stock, Class B common stock, and Class C common stock, respectively, issued and outstanding.

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

We initially reserved 87,270,108 shares of our Class A common stock for future issuance under the 2017 Plan. An additional number of shares of Class A common stock will be added to the 2017 Plan equal to (i) 96,993,064 shares of Class A common stock reserved for future issuance pursuant to outstanding stock options and unvested RSUs under the 2014 Plan, (ii) 37,228,865 shares of Class A common stock issuable on conversion of Class B common stock underlying stock options and unvested RSUs outstanding under the 2012 Plan, (iii) 17,858,235 shares of Class A common stock that were reserved for issuance under the 2014 Plan as of the date the 2017 Plan became effective, (iv) 11,004,580 shares of Class A common stock issuable on conversion Class B common stock that were reserved for issuance under the 2012 Plan as of the date the 2017 Plan became effective, and (v) a maximum of 86,737,997 shares of Class A common stock that will be added pursuant to the following sentence. With respect to each share that returns to the 2017 Plan pursuant to (i) and (ii) of the prior sentence that was associated with an award that was outstanding under the 2014 Plan and 2012 Plan as of October 31, 2016, an additional share of Class A common stock will be added to the share reserve of the 2017 Plan, up to a maximum of 86,737,997 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 5% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, and (ii) a number determined by our board of directors. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.

2017 Employee Stock Purchase Plan

In January 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (“2017 ESPP”). Our stockholders approved the 2017 ESPP in February 2017. The 2017 ESPP became effective in connection with the IPO. A total of 16,484,690 shares of Class A common stock were initially reserved for issuance under the 2017 ESPP. No shares of our Class A common stock have been issued or offered under the 2017 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

Restricted Stock Units

The following table summarizes the RSU award activity during the year ended December 31, 2018:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2017	154,728	7,791	$15.90
Granted	88,174	—	$11.30
Vested	(50,701)	(6,331)	$15.50
Forfeited	(42,563)	(968)	$15.92
Unvested at December 31, 2018	149,638	492

The total fair value of RSUs vested during the years ended December 31, 2018, 2017, and 2016 was $884.1 million, $966.0 million, and $11.8 million, respectively.

Total unrecognized compensation cost related to Pre-2017 RSUs was $207.2 million as of December 31, 2018 and is expected to be recognized over a weighted-average period of 1.7 years. Total unrecognized compensation cost related to Post-2017 RSUs was $1.2 billion as of December 31, 2018 and is expected to be recognized over a weighted-average period of 2.9 years.

Additionally, we have 22.4 million and 34.4 million RSUs that are vested but have not yet settled as of December 31, 2018 and December 31, 2017, respectively. These RSUs are primarily related to the CEO award.

Restricted Stock Awards

The following table summarizes the RSA activity during the year ended December 31, 2018:

	Class A Outstanding RSAs	Weighted- Average Grant Date Fair Value per RSA
	(in thousands, except per share data)
Unvested at December 31, 2017	1,277	$14.89
Granted	7,317	$6.69
Vested	(421)	$14.89
Forfeited	(39)	$14.94
Unvested at December 31, 2018	8,134

The total fair value of RSAs vested during the years ended December 31, 2018 and 2017 was $6.3 million, $1.6 million, respectively. There were no RSAs vested during the year ended December 31, 2016.

Total unrecognized compensation cost related to RSAs was $59.0 million as of December 31, 2018 and is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2018:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2017	20,807	11,790	$4.10	4.99	$343,110
Granted	4,987	—	$13.55	—	$—
Exercised	(10,688)	(8,582)	$2.49	—	$—
Forfeited	(1,784)	(239)	$14.57	—	$—
Outstanding at December 31, 2018	13,322	2,969	$7.83	6.41	$34,567
Exercisable at December 31, 2018	7,853	2,969	$6.76	5.12	$27,356
Vested and expected to vest at December 31, 2018	12,605	2,969	$7.52	6.28	$34,560

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2017 and December 31, 2018, respectively.

The weighted-average fair value of stock options granted and assumed during the years ended December 31, 2018 and 2017 was $6.99 and $5.84 per share, respectively.

Total unrecognized compensation cost related to unvested stock options was $42.4 million as of December 31, 2018 and is expected to be recognized over a weighted-average period of 2.5 years.

The total grant date fair value of stock options that vested in the years ended December 31, 2018, 2017, and 2016 was $24.8 million, $58.6 million, and $15.5 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2018, 2017, and 2016 was $289.1 million, $276.5 million, and $21.6 million, respectively.

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

The weighted-average assumptions used to determine the fair value of stock options granted and assumed during the year ended December 31, 2018 were as follows:

Expected term from grant date (in years)	5.8
Risk-free interest rate	3%
Expected volatility	55%
Dividend yield	0%
Strike price	$13.55

Stock-Based Compensation Expense

Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cost of revenue	$532	$26,071	$4,393
Research and development	21,935	1,154,430	340,533
Sales and marketing	3,956	236,474	84,059
General and administrative	5,419	1,222,920	109,226
Total	$31,842	$2,639,895	$538,211

5. Business Acquisitions

2018 Acquisitions

Acquisitions were not material for the year ended December 31, 2018.

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

The allocation of the total purchase consideration for the above other acquisitions is as follows:

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

Additional Information on 2017 Acquisitions

For all acquisitions in 2017, we provided for a combined $171.1 million in the form of RSUs and RSAs to certain continuing employees of the companies in exchange for future service.

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2016	$319,137
Goodwill acquired	306,756
Foreign currency translation	13,989
Balance as of December 31, 2017	$639,882
Goodwill acquired	741
Foreign currency translation	(8,253)
Balance as of December 31, 2018	$632,370

Intangible assets consisted of the following:

	December 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.6	$5,414	$4,283	$1,131
Trademarks	1.4	5,772	4,076	1,696
Acquired developed technology	3.8	179,791	78,729	101,062
Customer relationships	2.1	15,572	8,012	7,560
Patents	6.9	19,710	5,105	14,605
		$226,259	$100,205	$126,054

	December 31, 2017
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.1	$5,418	$3,210	$2,208
Trademarks	2.3	5,772	2,701	3,071
Acquired developed technology	4.7	180,396	45,435	134,961
Customer relationships	2.6	15,558	3,506	12,052
Patents	7.8	17,150	2,969	14,181
		$224,294	$57,821	$166,473

Amortization of intangible assets for the years ended December 31, 2018, 2017, and 2016 was $42.6 million, $31.5 million, and $16.2 million, respectively.

As of December 31, 2018, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2019	$38,674
2020	32,205
2021	25,143
2022	15,449
2023	8,378
Thereafter	6,205
Total	$126,054

7. Commitments and Contingencies

Commitments

Leases

We entered into various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2019 and 2029. Certain of the arrangements have free rent periods or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

Our future minimum lease payments required under these non-cancelable operating lease obligations as of December 31, 2018, are as follows:

Operating Leases
(in thousands)
Year ending December 31,
2019	$61,385
2020	60,126
2021	57,079
2022	48,944
2023	45,983
Thereafter	129,458
Total minimum lease payments	$402,975

Operating lease expenses for the years ended December 31, 2018, 2017, and 2016 were $58.5 million, $53.2 million, and $26.9 million, respectively.

We exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the year ended December 31, 2018, we recorded lease exit charges of $33.0 million. The charges, recorded as general and administrative expenses, primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. As of December 31, 2018, we have exited all properties associated with this event. Changes to our estimated sublease income, including actual contracted sublease income, may result in incremental lease exit charge activity in the period determined.

Our lease exit charges activity and liability balance for the year ended December 31, 2018 were as follows:

Lease Exit
(in thousands)
Balance as of January 1, 2018	$—
Lease exit charges	33,033
Cash payments, net of sublease income	(1,498)
Accretion expense	522
Balance as of December 31, 2018	$32,057

We have several lease agreements where we are deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations are included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Our future minimum lease payments required under non-cancelable financing lease obligations, which exclusively relate to our build-to-suit leases, as of December 31, 2018, are as follows:

Financing Leases
(in thousands)
Year ending December 31,
2019	$4,796
2020	4,947
2021	5,092
2022	5,167
2023	5,245
Thereafter	20,672
Total minimum lease payments	$45,919

We recognize an increase in value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the lease financing obligation for any construction costs to be reimbursed by the landlord. As of December 31, 2018, $16.8 million of lease financing obligations are included in other liabilities on our consolidated balance sheets.

Contractual Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, and November 2018. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”), which was amended in March 2016 and again in February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021. That addendum was amended in October 2018, and we are now committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

The future minimum contractual commitment including commitments less than one year, as of December 31, 2018 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Year ending December 31,
2019	$545,261
2020	626,350
2021	686,786
2022	382,333
2023	—
Thereafter	—
Total minimum lease payments	$2,240,730

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

We are subject to various other legal proceedings and claims in the ordinary course of business, including certain patent, trademark, privacy, regulatory, and employment matters. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of our other pending matters will seriously harm our business, financial condition, results of operations, and cash flows.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2018. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2018.

8. Fair Value Measurements

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

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. There were no transfers between levels during the periods presented.

The following table sets forth our financial assets as of December 31, 2018 and 2017 that are measured at fair value on a recurring basis during the period:

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$279,950	$—	$—	$279,950
Level 1 securities:
U.S. government securities	735,988	12	(175)	735,825
U.S. government agency securities	181,032	4	(36)	181,000
Level 2 securities:
Corporate debt securities	35,819	1	(18)	35,802
Commercial paper	33,193	—	—	33,193
Certificates of deposit	13,293	—	—	13,293
Total	$1,279,275	$17	$(229)	$1,279,063

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$267,715	$—	$—	$267,715
Level 1 securities:
U.S. government securities	1,377,339	2	(899)	1,376,442
U.S. government agency securities	399,098	6	(222)	398,882
Level 2 securities:
Corporate debt securities	—	—	—	—
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Total	$2,044,152	$8	$(1,121)	$2,043,039

The gross unrealized loss that had been in a continuous loss position for 12 months or longer was not material as of December 31, 2018 and 2017. As of December 31, 2018, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. All of our marketable securities have contractual maturities of less than one year.

9. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2016	2017	2018
		(in thousands)
Domestic	$(520,482)	$(3,027,580)	$(969,922)
Foreign	(1,241)	(435,828)	(283,442)
Loss before income taxes	$(521,723)	$(3,463,408)	$(1,253,364)

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2016	2017	2018
		(in thousands)
Current:
Federal	$—	$—	$—
State	3	(1,784)	106
Foreign	869	932	2,824
Total current income tax (benefit) expense	872	(852)	2,930
Deferred:
Federal	(6,364)	(12,287)	(15)
State	(780)	303	(40)
Foreign	(808)	(5,506)	(328)
Total deferred income tax (benefit) expense	(7,952)	(17,490)	(383)
Income tax (benefit) expense	$(7,080)	$(18,342)	$2,547

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2016	2017	2018
Tax benefit (expense) computed at the federal statutory rate	34.0%	34.0%	21.0%
State tax benefit (expense), net of federal benefit	1.3	3.0	5.1
Change in valuation allowance	(34.6)	(25.4)	(28.4)
U.S. corporate tax rate reduction	—	(11.4)	0.2
Differences between U.S. and foreign tax rates on foreign income	—	(2.4)	(0.9)
Stock-based compensation benefit (expense)	(0.4)	1.1	(1.2)
U.S. federal research & development credit benefit	1.2	1.4	5.2
Other benefits (expenses)	(0.1)	0.2	(1.2)
Total income tax benefit (expense)	1.4%	0.5%	(0.2)%

The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2017	2018
	(in thousands)
Deferred tax assets:
Accrued expenses	$10,534	$21,056
Deferred revenue	2,142	976
Intangible assets	140,771	140,494
Stock-based compensation	396,604	254,255
Net operating losses	473,110	849,224
Tax credit carryforwards	124,078	235,300
Property and equipment	—	203
Other	2,015	322
Total deferred tax assets	$1,149,254	$1,501,830
Deferred tax liabilities:
Property and equipment	$(5,883)	$—
Total deferred tax liabilities	(5,883)	—
Total net deferred tax assets before valuation allowance	1,143,371	1,501,830
Valuation allowance	(1,144,543)	(1,502,346)
Net deferred taxes	$(1,172)	$(516)

Income tax expense was $2.5 million for the year ended December 31, 2018, compared to a tax benefit of $18.3 million for the year ended December 31, 2017. The income tax benefit in the prior period was primarily from the partial release of a valuation allowance against our net deferred tax assets that was not in the current period. The valuation allowance release was the result of net deferred tax liabilities originating from acquisitions that were an available source of income to realize a portion of our deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (“Code”). Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate can be determined, it must record a provisional estimate in the financial statements.

In the period ended December 31, 2017, we recorded a provisional $396.2 million reduction in our net U.S. deferred tax assets before valuation allowance from the re-measurement of our U.S. deferred tax balances from 34% to the new 21% tax rate. This amount has been updated to $393.4 million for the period ended December 31, 2018. The change to our net U.S. deferred tax assets in both periods is fully offset by a change to our valuation allowance. For purposes of SAB 118, we consider our accounting for the income tax impacts of the Tax Act complete.

The Tax Act also introduced the global intangible low-taxed income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We recognize the tax on GILTI as an expense in the period the tax is incurred. We have not provided deferred taxes related to temporary differences that on their reversal will affect the amount of income subject to GILTI in the period.

As of December 31, 2018, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest our foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.

As of December 31, 2018, we had accumulated federal and state net operating loss carry-forwards of $2.8 billion and $1.5 billion, respectively. Of the $2.8 billion of federal net operating loss carry-forwards, $1.5 billion was generated before January 1, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”). The remaining $1.3 billion (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation. The pre-Tax Act U.S. federal and state net operating loss carry-forwards will begin to expire in 2031 and 2026, respectively. As of December 31, 2018, we had $911.6 million of U.K. net operating loss-carryforwards that can be carried over indefinitely. As of December 31, 2018, we had accumulated U.S. federal and state research tax credits of $159.8 million and $90.5 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.

Available net operating losses may be subject to annual limitations due to ownership change limitations provided by the Code, and similar state provisions. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carry-forwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss carry-forwards but may limit the amount available in any given future period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $1.5 billion and $1.1 billion as of December 31, 2018 and 2017, respectively. In 2018, the change in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2017	2018
	(in thousands)
Beginning balance of unrecognized tax benefits	$243,862	$203,177
Additions for current year tax positions	42,209	43,197
Additions for prior year tax positions	2,158	7,615
Reductions for prior year tax positions	(568)	(1,965)
Changes due to foreign currency translation adjustments	163	(216)
Remeasurement of uncertain tax positions due to the Tax Act	(84,647)	—
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$203,177	$251,808
Interest and penalties associated with unrecognized tax benefits	80	260
Ending balance of unrecognized tax benefits (including interest and penalties)	$203,257	$252,068

The total amount of gross unrecognized tax benefits, including related interest and penalties, was $252.1 million and $203.3 million as of December 31, 2018 and 2017, respectively. Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $2.7 million and $2.1 million that is included in other liabilities on our consolidated balance sheet as of December 31, 2018 and 2017, respectively. Assuming there continues to be a valuation allowance against deferred tax assets in future periods when gross unrecognized tax benefits are realized, this would result in a tax benefit of $4.1 million within our provision of income taxes at such time.

Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2018, interest expense we recorded related to uncertain tax positions was not material. Any changes to unrecognized tax benefits recorded as of December 31, 2018 that are reasonably possible to occur within the next 12 months are not expected to be material.

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

Tax years ending on or after December 31, 2012 are subject to examination in the U.S., and tax years ending on or after December 31, 2016 are generally subject to examination in various foreign jurisdictions.

10. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2017	$(1,078)	$15,235	$14,157
OCI before reclassifications (1)	710	(11,720)	(11,010)
Amounts reclassified from AOCI (2)	—	—	—
Net current period OCI	710	(11,720)	(11,010)
Balance at December 31, 2018	$(368)	$3,515	$3,147

(1)	The associated income tax effects for gains / losses on marketable securities were not material.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

11. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	As of December 31,
	2017	2018
	(in thousands)
Computer hardware and software	$28,685	$27,920
Buildings	59,530	54,050
Leasehold improvements	52,252	107,265
Land	4,630	—
Furniture and equipment	49,587	75,570
Construction in progress	9,841	14,751
Total	204,525	279,556
Less: accumulated depreciation and amortization	(37,763)	(66,996)
Property and equipment, net	$166,762	$212,560

Depreciation and amortization expense on property and equipment was $49.0 million, $29.8 million, and $12.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table lists property and equipment, net by geographic area:

	As of December 31,
	2017	2018
	(in thousands)
Property and equipment, net:
United States	$146,862	$190,412
Rest of world (1)	19,900	22,148
Total property and equipment, net	$166,762	$212,560

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

12. Balance Sheet Components

Accrued expenses and other current liabilities at December 31, 2018 and 2017 consisted of the following:

	As of December 31,
	2017	2018
	(in thousands)
Accrued infrastructure costs	$96,468	$94,819
Accrued compensation and related expenses	37,648	41,610
Partner revenue share liability	31,878	37,642
Acquisition purchase consideration liability	28,696	13,477
Other	80,372	74,267
Total accrued expenses and other current liabilities	$275,062	$261,815

Other liabilities at December 31, 2018 and 2017 consisted of the following:

	As of December 31,
	2017	2018
	(in thousands)
Sublease liability	$—	$32,057
Deferred rent	22,763	28,370
Lease incentive liability	28,114	25,880
Acquisition purchase consideration liability	10,300	—
Other	21,806	24,109
Total other liabilities	$82,983	$110,416

13. Long-Term Debt

In July 2016, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. As of December 31, 2018, no amounts were outstanding under the Credit Facility.

14. Non-Marketable Investments

We held investments in privately held companies with a carrying value of $43.6 million and $22.7 million as of December 31, 2018 and 2017, respectively. Our share of gains and losses in equity method investments was a net loss of $2.2 million, net gain of $1.0 million, and a net loss of $3.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, which is included in other income (expense), net in our consolidated statements of operations. Non-marketable investments are included within other assets on the consolidated balance sheet. Such investments are reviewed periodically for impairments. During the year ended December 31, 2018, we recorded impairments of $7.2 million within other income (expense), net in the consolidated statements of operations. No impairments were recorded in the years ended December 31, 2017 and 2016.

15. Employee Benefit Plans

We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Code. Beginning in 2016, we match 100% of each participant’s contribution up to a maximum of 3% of the participant’s base salary, bonus, and commissions paid during the period, and we match 50% of each participant’s contribution between 3% and 5% of the participant’s base salary, bonus, and commissions paid during the period. During the years ended December 31, 2018, 2017, and 2016, we recognized expense of $16.1 million, $12.4 million, and $4.2 million, respectively, related to matching contributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

Amended and Restated Bylaws

On February 1, 2019, as part of its periodic review of our governing documents, our board of directors approved amendments to our amended and restated bylaws, including the following updates: (i) revising certain provisions to reflect recent updates to the Delaware General Corporation Law, or the DGCL, (ii) streamlining the board of directors and stockholder meeting notice methods, (iii) requiring that any notice of special board meetings must include a purpose for the meeting, (iv) clarifying certain provisions to reflect that our directors may be elected by written consent in lieu of an annual meeting, (v) modifying the method of fixing record dates for actions by written consents of stockholders to match DGCL Section 213, thus eliminating the requirement that stockholders seeking to act by written consent first request that the board of directors set a record date, and (vi) making other clerical updates. The foregoing description of the changes is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is attached as Exhibit 3.2 and incorporated by reference.

Snap’s amended and restated bylaws reflecting those amendments became effective immediately on approval by the board of directors. We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.03 at a later date.

Compensatory Arrangement

On February 5, 2019, the compensation committee of the board of directors approved an increase in the base salary of Lara Sweet, our interim Chief Financial Officer and Chief Accounting Officer, from $315,000 to $500,000, effectively immediately. We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

Transition Agreement

On February 5, 2019, we entered into a transition agreement with Tim Stone, our former Chief Financial Officer. Under the transition agreement, we waived Mr. Stone’s obligation to reimburse us for relocation expenses and provided acceleration of his outstanding equity awards that were scheduled to vest through February 15, 2019 following the execution of a standard separation agreement. The foregoing description is qualified in its entirety by reference to the full text of the transition agreement, a copy of which is attached as Exhibit 10.26 and incorporated by reference. We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2018.

Name	Age	Position
Executive Officers
Evan Spiegel	28	Co-Founder, Chief Executive Officer and Director
Robert Murphy	30	Co-Founder, Chief Technology Officer, and Director
Jeremi Gorman	41	Chief Business Officer
Jared Grusd	43	Chief Strategy Officer
Jerry Hunter	54	Senior Vice President, Engineering
Michael O’Sullivan	53	General Counsel
Tim Stone	52	Chief Financial Officer
Lara Sweet	44	Chief Accounting Officer
Non-Employee Directors
Michael Lynton(1)(2)(3)	59	Director and Chairman of the Board
Joanna Coles(2)	56	Director
A.G Lafley(1)(2)	71	Director
Stanley Meresman(3)	72	Director
Scott D. Miller(1)(3)	66	Director
Poppy Thorpe	34	Director
Christopher Young	46	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Executive Officers

Evan Spiegel. Mr. Spiegel is our co-founder and has served as our Chief Executive Officer and a member of our board of directors since May 2012. Mr. Spiegel holds a B.S. in Engineering – Product Design from Stanford University. We believe that Mr. Spiegel is qualified to serve as a member of our board based on the perspective and experience he brings as our co-founder and Chief Executive Officer.

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

Jeremi Gorman. Ms. Gorman has served as our Chief Business Officer since November 2018. Ms. Gorman was employed at Amazon.com Inc., serving as Head of Global Field Advertising Sales from June 2018 to November 2018, as Head of Field Advertising Sales, U.S. from April 2015 to June 2018, and as Head of Entertainment Advertising Sales from 2012 to April 2015. Ms. Gorman holds a B.A. from the University of California, Los Angeles.

Jared Grusd. Mr. Grusd has served as our Chief Strategy Officer since November 2018. Mr. Grusd was employed by Oath Inc. as Chief Executive Officer, HuffPost and Global Head of News and Information at Oath Inc. from June 2017 to October 2018. Prior to that, Mr. Grusd served as Chief Executive Officer of HuffPost (formerly Huffington Post) since September 2015. From October 2011 to September 2015, Mr. Grusd was employed by Spotify Technology S.A. as General Counsel and Global Head of Corporate Development. He is a member of the boards of directors of SoulCycle Inc. and Newsela, Inc., and was an adjunct associate professor at Columbia Business School. Mr. Grusd holds an M.B.A. from Columbia Business School, a J.D. from University of Chicago Law School, and a B.A. from University of Pennsylvania.

Jerry Hunter. Mr. Hunter has served as our Senior Vice President, Engineering since November 2017 and previously served as Vice President of Core Engineering since October 2016. From August 2010 to October 2016, Mr. Hunter served as Vice President of Infrastructure at Amazon, and previously as Vice President of Corporate Applications at Amazon from October 2007 to August 2010. Mr. Hunter holds a B.S. and M.S. in Systems Engineering from the University of Arizona.

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

Tim Stone. Mr. Stone served as our Chief Financial Officer from May 2018 until January 2019. Prior to that, Mr. Stone was employed at Amazon.com Inc. from March 1998 until May 2018. Mr. Stone served as Vice President of Finance from February 2018 to May 2018, Vice President of Physical Stores from August 2017 until February 2018, and as Vice President of Finance from May 2010 until August 2017 in different roles overseeing financial planning and analysis, investor relations, and various businesses, including Amazon Web Services & Digital Content and Amazon Devices and eBooks. Mr. Stone holds a B.S. in Accounting from the University of Southern California.

Lara Sweet. Ms. Sweet has served as our interim Chief Financial Officer since January 2019, Chief Accounting Officer since October 2017, and previously served as our Controller since June 2016. From November 2014 to June 2016, Ms. Sweet served as Controller and Chief Accounting Officer at AOL, Inc., and previously served there as Vice President, Internal Audit from April 2014 to November 2014, and Vice President, Assistant Controller from August 2011 to April 2014. Ms. Sweet holds a B.S. in Accounting from George Mason University.

Non-Employee Directors

Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairman of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management, L.P. since 2014 and Pearson since February 2018. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc. from August 2017 until February 2019. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairman due to his extensive leadership experience.

Joanna Coles. Ms. Coles has served on our board of directors since December 2015. Ms. Coles was appointed Chief Content Officer of Hearst Magazines in September 2016, overseeing editorial for Hearst’s 300 titles globally, and served until August 2018. Prior to that, she was Editor-in-Chief of Cosmopolitan, a role she started in September 2012. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles worked for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. Ms. Coles holds a B.A. in English and American literature from the University of East Anglia. We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience working with content providers and advertisers.

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

Stanley Meresman. Mr. Meresman has served on our board of directors since July 2015. During the last ten years, Mr. Meresman has served on the boards of directors of various public and private companies, including service as chair of the audit committee for some of these companies. He currently serves on the board of directors and as chair of the audit committee of Guardant Health, Inc. He served as a member of the board of directors and as chair of the audit committees of Palo Alto Networks, Inc. from September 2014 to December 2018, LinkedIn Corporation from October 2010 to December 2016, and Zynga Inc. from June 2011 to June 2015; and on the board of directors of Meru Networks, Inc. from September 2010 to May 2013, and Riverbed Technology, Inc. from March 2005 to May 2012. He also serves on the board of directors of several private companies and board of trustees of Sunset Cultural Center, Inc. and the Panetta Institute of Public Policy, both non-profit organizations. From January 2004 to December 2004, Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years before joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to 1997, Mr. Meresman served as the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Meresman is qualified to serve as a member of our board of directors and chair of our audit committee due to his background as a member of the board and chair of the audit committee of other public companies and his financial and accounting expertise from his prior extensive experience as chief financial officer of two publicly traded companies.

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

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe has served as Head of Brand Marketing at Glossier Inc., a beauty brand, since April 2018. Prior to that, Ms. Thorpe was Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018. Prior to FNDR, from August 2014 until August 2017, Ms. Thorpe was Strategy Director at R/GA, a digital agency. Prior to R/GA, Ms. Thorpe was freelance strategy director. Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.

Christopher Young. Mr. Young has served on our board of directors since October 2016. Since April 2017, Mr. Young has served as CEO of McAfee, LLC. He joined Intel Corporation as Senior Vice President and General Manager, Intel Security Group in October 2014, and later led the initiative to spin out McAfee, one of the largest, pure-play cybersecurity brands in the world. From November 2011 to September 2014, Mr. Young served as Senior Vice President, Security and Government Group at Cisco Systems, Inc., a technology networking company. Mr. Young serves as a member of the President’s National Security Telecommunications Advisory Committee and on the board of the non-profit Cyber Threat Alliance. Earlier in his career, he led cybersecurity efforts at RSA (a division of Dell EMC) and AOL. He also led end user computing at VMware and cofounded Cyveillance. Mr. Young has served on the board of American Express since March 2018. From January 2011 to August 2016, he was a board member of Rapid7, Inc. and has also served on the Board of Trustees of Princeton University. Mr. Young holds an A.B. degree cum laude from Princeton University and an M.B.A. degree with distinction from the Harvard Business School. We believe that Mr. Young is qualified to serve as a member of our board of directors due to his extensive experience with technology companies.

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

No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2019 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

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

Our board of directors held six meetings during 2018. No member of our board of directors attended fewer than 75% of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2018, all members of our board of directors attended our annual meeting of stockholders.

Executive Sessions of Independent Directors

In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2018, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairman of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.

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

Audit Committee

Our audit committee consists of Mr. Lynton, Mr. Meresman, and Mr. Miller, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. Mr. Young was a member of the audit committee until January 2018, and Mr. Lynton joined the audit committee in January 2018. The chair of our audit committee is Mr. Meresman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. During 2018, the audit committee met eight times. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.

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

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing related person transactions;
•	reviewing cybersecurity and data privacy risks;
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

Compensation Committee

Our compensation committee consists of Mr. Lafley, Mr. Lynton, and Mr. Miller. Our board of directors has determined that Mr. Lafley, Mr. Lynton, and Mr. Miller are each independent under NYSE listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2018, the compensation committee met ten times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.

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

See the sections titled “Compensation Discussion and Analysis” and “Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lafley, and Mr. Lynton. The chair of our nominating and corporate governance committee is Mr. Lafley. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. During 2018, the nominating and corporate governance committee met five times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.

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

Code of Conduct

We have adopted a Code of Conduct that applies to all our employees, officers, and directors. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is available on our website at www.snap.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Code of Conduct. You can request a copy of our Code of Conduct by writing to our Secretary at Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

Our board of directors believes that good corporate governance is important to ensure that the company is managed for the long-term benefit of our stockholders. The full text of our corporate governance guidelines is also available on our website at www.snap.com.

Procedures by Which Stockholders May Nominate Directors

The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2019 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our by-laws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

Communications with the Board of Directors

Any stockholder, including a holder of Class A common stock, or any interested party may contact our board of directors regarding genuine issues or questions about us by sending a letter to the board of directors at: Snap Inc., c/o Secretary, 2772 Donald Douglas Loop North, Santa Monica, CA 90405, Attention: Board of Directors. Each communication should specify the person sending the communication, the general topic of the communication, and the class and number of shares of our stock that are owned of record (if a record holder) or beneficially (if not a record holder). If any stockholder, including a holder of Class A common stock, wants to contact the independent members of the board of directors, the stockholder should address the communication to the attention of the Chairman (c/o Secretary) of the board of directors at the address above. Our legal department will review communications before forwarding them to the recipient, and will not forward a communication that is unrelated to the duties and responsibilities of the board of directors, irrelevant, primarily commercial in nature, addressed already on our website or in other filings, or is unduly hostile, threatening, illegal, or similarly unsuitable. Any communication that is not forwarded will be made available to any director on request.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2018, such persons complied with all such filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2018 were:

•	Evan Spiegel, Co-Founder and Chief Executive Officer;
•	Tim Stone, Chief Financial Officer;
•	Jeremi Gorman, Chief Business Officer;
•	Jared Grusd, Chief Strategy Officer;
•	Jerry Hunter, Senior Vice President, Engineering;
•	Imran Khan, former Chief Strategy Officer; and
•	Andrew Vollero, former Chief Financial Officer.

Our board of directors has delegated to the compensation committee the authority and responsibility for reviewing, evaluating, and determining the compensation to be paid to executive officers, overseeing our compensation policies, and administering the compensation plans and programs for Snap.

General Compensation Philosophy and Objectives

Philosophy

We believe that reinventing the camera represents our greatest opportunity to improve the way that people live and communicate. We contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together. We seek kind, smart, and creative individuals to accomplish this goal. Our compensation philosophy supports this goal by attracting the best people to join Snap and incentivizing them to innovate, create, and drive long-term results.

Today, we compensate our executive officers mostly with equity that vests over multiple years. Our focus on equity compensation encourages executives to think and behave like owners, linking their interests with the interests of our stockholders. We have an annual discretionary performance-based bonus that can be paid in cash or equity; however, no amounts were awarded in 2018. As our company grows, we will continue to evaluate our compensation philosophy and programs to ensure they continue to meet our objectives.

Objectives

We designed our compensation program for all employees, including our named executive officers, to support four main objectives:

•	recruit and retain the most talented people in a competitive market;
•	reinforce our values, which serve to motivate our employees to deliver the highest level of performance;
•	reward success when both our company and the individual succeed; and
•	align employee and stockholder interests to share in long-term success.

Compensation-Setting Process

Compensation Committee’s Role

The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of three members of our board of directors: Michael Lynton, A.G. Lafley, and Scott D. Miller, none of whom is an executive officer of Snap, and each of whom qualifies as an “independent director” under the NYSE rules. Our Chief Executive Officer and other members of our management team provide input to the compensation committee.

Compensation Consultant’s Role

The compensation committee has the authority to engage the services of outside consultants. The compensation committee first retained FW Cook, a national compensation consulting firm, in 2017, as its independent compensation consultant. FW Cook reports directly to the compensation committee.

In January 2019, our compensation committee reviewed FW Cook’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that FW Cook is independent within the meaning of such rules and that its engagement did not present any conflict of interest.

Management’s Role

Management’s role is to make recommendations to the compensation committee regarding our compensation programs and policies, and to implement the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2018.

No executive officer participated directly in the final deliberations or determinations regarding his or her own compensation package or was present during such determinations.

The compensation committee meets regularly in executive session. Our Chief Executive Officer is not present during compensation committee deliberations or votes on his compensation and also recuses himself from sessions of our board of directors where they act on his compensation.

Peer Group

We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In 2017, the compensation committee requested that FW Cook formulate a group of peer companies for assessing competitive market practices in making executive compensation decisions. In 2018, the compensation committee requested that FW Cook update the 2017 group of peer companies. FW Cook performed a detailed review of the peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on FW Cook’s review, our compensation committee approved removing Adobe Systems and adding Dropbox, IAC/Interactive, and Spotify. Our peer group for 2018 consisted of the following companies:

Activision Blizzard	IAC/InterActive	Spotify
Autodesk	Intuit	TripAdvisor
Booking Holdings	Match Group	Twitter
Dropbox	Netflix	VMWare
eBay	Pandora	Workday
Electronic Arts	PayPal	Zillow
Facebook	Salesforce

We use the peer group as a general reference. In addition to the peer group, we also rely on the knowledge and experience of our compensation committee members and our management in determining the appropriate compensation levels for our executive officers.

Elements of Executive Compensation

Our current compensation program generally consists of the following components:

•	base salary;
•	equity-based awards; and
•	other benefits.

We combine these elements to formulate compensation packages that provide competitive pay, reward achievement of financial, operational, and strategic objectives, and align the interests of our executive officers with those of our stockholders. The overall use and weight of each compensation element is based on our subjective determination of the importance of each element in meeting our overall objectives, including motivating executive officers with an owner’s mentality.

Base Salary

We review the base salaries of our executive officers annually and may adjust them from time to time, if needed, to reflect changes in market conditions or other factors. Base salaries of our executive officers generally remain below the 50th percentile compared to our peer group, primarily because we compensate our executive officers mostly with equity awards.

No base salaries were increased for any of our executive officers in 2018. The following table sets forth information regarding the year-end base salary amounts for 2018 for our named executive officers:

Name	2018 Base Salary
Evan Spiegel	$1
Tim Stone(1)	500,000
Jeremi Gorman(2)	500,000
Jared Grusd(3)	500,000
Jerry Hunter	500,000
Imran Khan(4)	450,000
Andrew Vollero(5)	450,000

(1)	Mr. Stone joined us as Chief Financial Officer effective May 16, 2018.
(2)	Ms. Gorman joined us as Chief Business Officer effective November 5, 2018.
(3)	Mr. Grusd joined us as Chief Strategy Officer effective November 5, 2018.
(4)	Mr. Khan served as Chief Strategy Officer until November 5, 2018.
(5)	Mr. Vollero served as Chief Financial Officer until May 15, 2018.

The 2018 base salaries for Ms. Gorman and Messrs. Stone and Grusd were approved by our compensation committee in connection with their hiring.

Equity-based Awards

The majority of the total compensation for our executive officers, including our named executive officers, is provided through equity awards. By having a significant portion of our executive officers’ total compensation payable in the form of equity awards that vest over a number of years and, are thus, subject to higher risk, our executive officers are motivated to align their long-term financial interests with those of our stockholders.

We generally grant larger, one-time new hire equity awards to our executive officers when they start employment with us. These initial awards are intended to establish a meaningful equity stake and motivate long-term value creation. While these awards generally cover multiple years, we may also consider providing additional equity grants to our executive officers to ensure appropriate incentives are in place to promote our long-term strategic and financial objectives and help us retain key executive officers. The size of these awards is not determined based on a specific formula, but rather through the exercise of judgment after considering various factors, including compensation provided to other executives with similar responsibilities in our peer group and within our company, the current unvested equity held by such executive officer, the perceived retentive value of the proposed awards, and for new-hires, amounts forfeited when joining our company. We also consider each executive officer’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership of his or her team, the cash compensation received by the executive officer, and feedback received from the executive officer’s peers and team.

We generally issue three forms of equity awards:

Restricted Stock Awards. Restricted stock awards, or RSAs, represent the right to receive one share of Class A common stock for each award granted, subject to a forfeiture condition, so the value of the RSAs is tied to the performance of our Class A common stock. The forfeiture condition will lapse over multiple years, subject to continued service through each vesting date.

Restricted Stock Units. RSUs represent the right to receive one share of Class A common stock for each unit granted, subject to continued service. Each RSU entitles the holder to one share of Class A common stock for each RSU granted, so the value of the RSUs is tied to the performance of our Class A common stock. RSUs typically vest over multiple years, subject to continued service through each vesting date.

RSAs and RSUs align the interests of our executive officers and other employees with those of our stockholders. Because RSAs and RSUs have value to the recipient even in the absence of stock price appreciation, these forms of equity awards help us retain and incentivize employees during periods of market volatility.

Stock Options. Stock options are granted with an exercise price based on the market price of Class A common stock on the date of grant (as quoted on the NYSE). The stock options will have value to our executive officers only if the fair market value of our Class A common stock increases after the date of grant which provides a strong incentive to our executive officers to increase stockholder value. Additionally, stock options typically vest over multiple years, subject to continued service through each vesting date. We view stock options as inherently performance-based and an effective tool to motivate our executive officers to build stockholder value and reinforce our position as a growth company. Although we typically grant RSAs and RSUs to our executive officers, we have granted stock options to our executive officers in limited circumstances.

Messrs. Spiegel, Khan, and Vollero did not receive any equity grants in 2018. Ms. Gorman and Messrs. Grusd, Hunter, and Stone received equity awards as set forth in the section titled “—Grants of Plan-Based Awards in 2018.”

Supplemental Equity Awards

In an effort to maintain competitive total compensation during the periods of stock price volatility that is typical for a newly public company, our compensation committee approved additional equity awards intended to align an executive officer’s total compensation to our peer group. These awards were based on start date, tenure, and performance.

In 2018, Mr. Hunter received a supplemental equity award that fully vests six months from the date of grant and Mr. Stone received a supplemental equity award that vests over four years, both as set forth in the section titled “—Grants of Plan-Based Awards in 2018.”

Discretionary Performance-based Awards

We reserve the discretion to approve performance-based awards in cash or equity in the future to our executive officers after considering each executive officer’s individual performance, our overall performance, and the recommendations of our Chief Executive Officer. No discretionary performance-based awards were granted in 2018.

Other Benefits

Like other employees, our executive officers, including our named executive officers, participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2018, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. Messrs. Hunter, Khan, Stone, and Vollero participated in our 401(k) plan. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us. Messrs. Spiegel, Hunter, Khan, and Stone participated in such on-call medical services in 2018, and we paid applicable tax gross ups related to such service. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.

In 2018, we provided limited housing perquisites to Mr. Vollero during his tenure as Chief Financial Officer, which we grossed up for taxes. Additionally, we provided limited moving expense perquisites to Mr. Khan, which we grossed up for taxes. In connection with each of Mr. Stone’s and Mr. Grusd’s employment and our relocation policies, we provided each with certain relocation benefits to assist with their relocations to the Los Angeles area. Please see the section titled “—Summary Compensation Table” for more information.

Hart-Scott-Rodino Antitrust Improvement Act of 1976 Filing Fees

The Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, or the HSR Act, generally requires certain individuals who hold more than a certain amount of value in our stock to make a filing under the HSR Act, unless an exception applies. The settlement of the first quarterly installment of the CEO award previously granted to Mr. Spiegel triggered an HSR Act filing requirement for both Mr. Spiegel and us in 2017. In 2018, the quarterly settlement in November 2018 of the previously granted CEO award to Mr. Spiegel triggered another HSR Act filing requirement for both Mr. Spiegel and us. After deliberation, and in consideration of the fact that the filing was triggered by the CEO award that we had granted to Mr. Spiegel, the compensation committee of our board of directors approved our direct payment to the government of the HSR Act filing fee that otherwise would have been payable by Mr. Spiegel, including any associated legal fees payable by Mr. Spiegel as a result of the HSR Act filing in both 2017 and 2018. Additionally, we provided a tax “gross up” payment to Mr. Spiegel to cover the imputed income associated with this payment in both 2017 and 2018.

Executive Security Policy

Based on our overall risk assessment, including the findings of a security study, we have approved an executive security policy that currently provides security for our Chief Executive Officer. The executive security policy may apply to other executive officers as needed. We believe that the personal safety of our executive officers is crucial to our success, and based on our risk assessment, we believe that the cost of the personal security measures included on our Summary Compensation Table is an appropriate and necessary business expense. Although we do not consider personal security measures to be a perquisite for our Chief Executive Officer’s benefit, we have included the aggregate incremental costs to us in the “All Other Compensation” column of the Summary Compensation Table. Please see the section titled “—Summary Compensation Table” for additional detail.

Change of Control Benefits

Our employee equity awards with back-weighted vesting (i.e. 10, 20, 30, 40 vesting), including certain awards held by our named executive officers, accelerate so that the equity award is evenly-weighted if the employee’s employment is involuntary terminated other than for cause or voluntary termination for good reason following a change of control (i.e., “double-trigger”). We believe this change in control benefit makes sense because the logic of back-weighted vesting is that it incentivizes an employee to stay at a company for the entire vesting term; if there is a change in control of a company during the vesting term and the employee’s employment is subsequently terminated by a company involuntarily or by the employee for good reason, the employee cannot stay for the entire vesting term due to reasons beyond the employee’s control. We ceased issuing back-weighted equity awards in early 2018, and Mr. Hunter is the only named executive officer with back-weighted equity vesting that could benefit from such a provision. Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration upon a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Change in Control.”

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount that we may deduct from our U.S. federal taxable income for compensation paid to persons who are “covered employees” for purposes of Section 162(m) to $1 million per covered employee per year. The U.S. Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, made certain changes to Section 162(m). Under the prior law, compensation that qualified as “performance-based compensation” under Section 162(m) was not subject to this deduction limitation. Pursuant to the Tax Act, this exception for “performance-based compensation” was repealed with respect to taxable years beginning after December 31, 2017, except for certain transition relief for remuneration provided pursuant to a written binding contract that was in effect on November 2, 2017. In addition, effective for tax years beginning after December 31, 2017, our Chief Financial Officer is considered a covered employee for purposes of Section 162(m).

As a result, compensation paid to our covered employees in excess of $1 million per year generally will not be deductible unless, among other requirements, it qualifies for the transition relief provided by the Tax Act. As a newly public company, we may benefit from a transition rule under Section 162(m) so that deduction limits generally do not apply to compensation paid pursuant to equity plans and arrangements that were in effect at the time of our IPO, subject to certain exceptions. Because of uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the scope of transition relief, no assurance can be given that any compensation paid by us will be deductible. We will continue to monitor the applicability of Section 162(m) to our ongoing compensation arrangements.

While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that may not be fully deductible due to the limits of Section 162(m).

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2018, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock-based compensation in accordance with the authoritative guidance set forth in ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including stock options, RSA awards, and RSU awards, over the period during which the award recipient is required to perform services in exchange for the award. For executive officers, this is generally the four-year vesting period of the award.

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2018, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSUs and RSAs, which does not require our stock price to be trading at certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

Insider Trading Policy

Our insider trading policy prohibits all employees, including our executive officers, members of our board of directors, and consultants from engaging in derivative securities transactions, including hedging, pledging company securities as collateral, holding company securities in a margin account, or other inherently speculative transactions with respect to our common stock.

Rule 10b5-1 Sales Plans

Our executive officers and members of our board of directors may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time.

Compensation Committee Report

The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

Snap Inc. compensation committee,

Michael Lynton (Chairman)

A.G. Lafley

Scott D. Miller

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2016, 2017, and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		All Other Compensation		Total
Evan Spiegel	2018	$1	$—	$—		$800,846	(2)	$800,847
Co-Founder and Chief Executive Officer	2017	98,078	—	636,612,889	(3)	1,079,925	(4)	637,790,892
	2016	503,205	1,000,000	—		901,635		2,404,840
Tim Stone(5) Chief Financial Officer	2018	303,846	—	23,930,230		764,815	(6)	24,998,891
Jeremi Gorman(7) Chief Business Officer	2018	67,308	—	22,418,321		127		22,485,756
Jared Grusd(8) Chief Strategy Officer	2018	67,308	—	20,380,289		42,347	(9)	20,489,944
Jerry Hunter Senior Vice President, Engineering	2018	501,101	—	882,446		21,108	(10)	1,404,655
Imran Khan(11)	2018	391,154	—	2,372,615	(12)	28,737	(13)	2,792,506
Former Chief Strategy Officer	2017	441,923	—	100,061,275	(14)	69,728		100,572,926
	2016	241,539	5,239,460	—		14,658		5,495,657
Andrew Vollero (15) Former Chief Financial Officer	2018	176,539	—	15,926,542	(16)	661,245	(17)	16,764,326

(1)

Amounts reported represent the aggregate grant date fair value of the equity awards without regard to forfeitures granted to our named executive officers under our 2017 Plan, computed in accordance with ASC Topic 718. The valuation assumptions used in calculating the fair value of the equity awards is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.” This amount does not reflect the actual economic value that may be realized by the named executive officer.

(2)

Amount reported includes (a) $132,235 for our payment of the fees associated with Mr. Spiegel’s filing in 2018 under the HSR Act including legal fees incurred in connection with the filing, otherwise payable by Mr. Spiegel, as approved by the compensation committee of our board of directors in October 2018, (b) $166,195 in related tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the 2018 HSR Act filing fee and legal fees, (c) $486,781 for security for Mr. Spiegel, (d) $5,000 in medical on-call services paid by us on behalf of Mr. Spiegel, (e) life insurance premiums paid by us on behalf of Mr. Spiegel, (f) tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the medical on-call services, and (g) $6,376 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations. Amounts not quantified above total less than $10,000 in aggregate.

(3)	Amount reported represents a one-time performance award granted to Mr. Spiegel in connection with our initial public offering in March 2017.
(4)

Amount reported includes (a) accrued vacation as of May 31, 2017, which amount was paid out as a result of our transition to a flexible vacation policy, (b) $294,242 for our payment of the fees associated with Mr. Spiegel’s filing in 2017 under the HSR Act including legal fees incurred in connection with the filing, otherwise payable by Mr. Spiegel, as approved by the compensation committee of our board of directors in November 2017, (c) $211,124 in related tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the 2017 HSR Act filing fee and legal fees, (d) $561,892 for security for Mr. Spiegel, (e) medical and dental premiums paid by us on behalf of Mr. Spiegel, and (f) tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the medical and dental premiums. Amounts not quantified above total less than $10,000 in aggregate.

(5)	Mr. Stone joined us as Chief Financial Officer effective May 16, 2018.
(6)

Amount reported includes (a) $663,303 in relocation expenses paid by us on behalf of Mr. Stone, (b) $79,906 in tax “gross up” payments paid to Mr. Stone to cover the imputed income associated with the relocation expenses, (c) $11,000 in 401(k) plan matching contributions by us, (d) $5,000 in medical on-call services paid by us on behalf of Mr. Stone, (e) life insurance premiums paid by us on behalf of Mr. Stone, (f) a nominal transportation gift card to Mr. Stone, and (g) tax “gross up” payments paid to Mr. Stone to cover the imputed income associated with the medical on-call services and the gift card. Amounts not quantified above total less than $10,000 in aggregate.

(7)	Ms. Gorman joined us as Chief Business Officer effective November 5, 2018.
(8)	Mr. Grusd joined us as Chief Strategy Officer effective November 5, 2018.

(9)

Amount reported includes (a) life insurance premiums paid by us on behalf of Mr. Grusd, (b) $26,076 in relocation expenses paid by us on behalf of Mr. Grusd, and (c) $16,144 in tax “gross up” payments paid to Mr. Grusd to cover the imputed income associated with the relocation expenses. Amounts not quantified above total less than $10,000 in aggregate.

(10)

Amount reported includes (a) $11,000 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Hunter, (c) $5,000 in medical on-call services paid by us on behalf of Mr. Hunter, (d) meal allowance provided by us, and (e) tax “gross up” payments paid to Mr. Hunter to cover the imputed income associated with the medical on-call services and meal allowance. Amounts not quantified above total less than $10,000 in aggregate.

(11)	Mr. Khan served as Chief Strategy Officer until November 5, 2018.
(12)

Amount reported is the aggregate modification date fair value of previously granted equity awards in accordance with ASC Topic 718. This amount does not reflect a new award or the actual economic value that may be realized by Mr. Khan.

(13)

Amount reported includes (a) $11,000 in 401(k) plan matching contributions by us, (b) $5,000 in medical on-call services paid by us on behalf of Mr. Khan, (c) $3,475 in moving expenses paid by us on behalf of Mr. Khan, (d) a nominal late payment amount paid by us to Mr. Khan, (e) meal allowance provided by us, (f) tax “gross up” payments paid to Mr. Khan to cover the imputed income associated with the medical on-call services, moving expense, and meal allowance,  and (g) life insurance premiums paid by us on behalf of Mr. Khan. Amounts not quantified above total less than $10,000 in aggregate.

(14)

Amount reported represents a one-time performance award granted to Mr. Khan in January 2017. The award vested over a period of eleven years from the grant date and the substantial majority was forfeited on Mr. Khan’s last day.

(15)	Mr. Vollero served as Chief Financial Officer until May 15, 2018. From May 15, 2018 to August 15, 2018, Mr. Vollero served as an advisor.
(16)

Amount reported is the aggregate modification date fair value of previously granted equity awards in accordance with ASC Topic 718. This amount does not reflect a new award or the actual economic value that may be realized by Mr. Vollero.

(17)

Amount reported includes (a) $450,000 in transition payments, (b) $133,041 in advisor fees, (c) $29,023 for COBRA premiums paid by us on behalf of Mr. Vollero, (d) $23,500 in housing expenses paid by us on behalf of Mr. Vollero, (e) meal allowance provided by us, (f) $17,165 in tax “gross up” payments paid to Mr. Vollero to cover the imputed income associated with the housing expense and meal allowance, (g) $7,062 in 401(k) plan matching contributions by us, and (h) life insurance premiums paid by us on behalf of Mr. Vollero. Amounts not quantified above total less than $10,000 in aggregate.

Grants of Plan-Based Awards in Fiscal 2018

The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2018 under our 2017 Plan.

Name	Grant Date	All other stock awards: Number of shares of stock or units(1)		All other option awards: Number of securities underlying options(1)		Exercise or base price of option awards	Grant date fair value of stock and option awards(2)
Evan Spiegel	—	—		—		$—	$—
Jeremi Gorman	11/05/2018	3,199,804	(3)	—		—	22,078,648
	11/05/2018	49,228	(4)	—		—	339,673
Jared Grusd	11/05/2018	2,953,665	(5)	—		—	20,380,289
Jerry Hunter	12/13/2018	150,588	(6)	—		—	882,446
Tim Stone	05/31/2018	1,196,369	(7)	—		—	13,626,643
	05/31/2018	62,967	(8)	—		—	717,194
	12/17/2018	1,163,789	(9)	—		—	6,493,943
	05/31/2018	—		500,000	(10)	11.45	3,092,450
Imran Khan	—	—		—		—	—
Andrew Vollero	—	—		—		—	—

(1)

Except as indicated below, equity awards only vest or the forfeiture condition only lapses on the satisfaction of a service-based vesting condition. If an employee dies while in service, the service-based vesting condition as to 100% of his or her shares subject to the award will be satisfied.

(2)

This column reflects the grant date fair value of the granted equity awards, calculated in accordance with ASC Topic 718 for stock-based compensation transactions. For a discussion of the valuation of the granted equity awards, see Note 4 of the Notes to Consolidated Financial Statements. These amounts do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the granted equity awards, the exercise of the granted stock options, or the sale of the shares underlying the granted equity awards.

(3)

These RSAs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Ms. Gorman’s employment. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Ms. Gorman from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(4)

These RSUs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Ms. Gorman’s employment. All shares underlying the RSUs satisfied the service-based condition as of December 31, 2018.

(5)

These RSAs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Mr. Grusd’s employment. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Mr. Grusd from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(6)

These RSUs represent shares of Class A common stock granted under our 2017 Plan. No shares underlying the RSUs satisfied the service-based condition as of December 31, 2018. 100% of the RSUs will have the service-based condition satisfied on June 15, 2019.

(7)

These RSUs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Mr. Stone’s employment. The service-based condition was satisfied for 149,543 shares underlying the RSUs as of December 31, 2018. The remainder of the RSUs will have the service-based condition satisfied in 42 equal monthly installments thereafter.

(8)	These RSUs represent shares of Class A common stock granted under our 2017 Plan. All shares underlying the RSUs satisfied the service-based condition as of December 31, 2018.
(9)

These RSAs represent shares of Class A common stock granted under our 2017 Plan. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Mr. Stone from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(10)

These options were granted under our 2017 Plan in connection with the commencement of Mr. Stone’s employment. The service-based condition was satisfied for 62,499 options as of December 31, 2018. The remainder of the options will have the service-based condition satisfied in 42 equal monthly installments thereafter.

Outstanding Equity Awards as of December 31, 2018

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2018. Other than awards granted to Mr. Spiegel, all awards were granted under our 2012 Plan, 2014 Plan, or 2017 Plan, as noted below.

		Stock Awards			Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date
Evan Spiegel	03/07/2017	—	(3)	$—	—	—		$—	—
Tim Stone	05/31/2018	1,046,826	(4)	5,768,011	—	—		—	—
	05/31/2018	—		—	62,499	437,501	(12)	11.45	05/31/2028
	12/17/2018	1,163,789	(5)	6,412,477	—	—		—	—
Jeremi Gorman	11/05/2018	3,199,804	(6)	17,630,920	—	—		—	—
Jared Grusd	11/05/2018	2,953,665	(7)	16,274,694	—	—		—	—
Jerry Hunter	10/26/2016	1,367,190	(8)(10)	7,533,217	—	—		—	—
	12/29/2017	349,883	(9)(10)	1,927,855	—	—		—	—
	12/29/2017	—		—	70,000	630,000	(13)	14.72	12/29/2027
	12/13/2018	150,588	(11)	829,740	—	—		—	—
Imran Khan	—	—		—	—	—		—	—
Andrew Vollero	—	—		—	—	—		—	—

(1)

Each of our named executive officers, other than Mr. Spiegel, holds equity awards that only vest or the forfeiture condition only lapses on the satisfaction of a service-based condition. RSUs granted prior to 2017 also include a performance condition that was satisfied on the effective date of the registration statement in connection with our initial public offering in March 2017. The service-based condition for each of our named executive officers is further described below. If an executive officer dies while in our service, the service-based condition as to 100% of his or her shares subject to the award will be satisfied.

(2)

The market price for our Class A common stock is based on $5.51, our closing market price on December 31, 2018, as reported by the NYSE. Each share of Class C common stock is convertible into one share of Class B common stock, and each share of Class B common stock is convertible into one share of Class A common stock, in each case at any time at the option of the holder or on certain transfers of such shares.

(3)

Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, as described in the section titled “—Employment, Severance, and Change in Control Agreements—Offer Letters—Evan Spiegel.” These RSUs were fully vested on the closing of our initial public offering in March 2017 and are being delivered to Mr. Spiegel in equal quarterly installments over three years that began on November 30, 2017. As of December 31, 2018, 15,603,257 shares underlying the RSUs had been delivered to Mr. Spiegel. This RSU grant was a one-time performance award granted to Mr. Spiegel in connection with our initial public offering in March 2017.

(4)

These RSUs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Mr. Stone’s employment. The service-based condition was satisfied for 149,543 shares underlying the RSUs as of December 31, 2018. The remainder of the RSUs will have the service-based condition satisfied in 42 equal monthly installments.

(5)

These RSAs represent shares of Class A common stock granted under our 2017 Plan. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Mr. Stone from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The remainder of the RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(6)

These RSAs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Ms. Gorman’s employment. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Ms. Gorman from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The remainder of the RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(7)

These RSAs represent shares of Class A common stock granted under our 2017 Plan in connection with the commencement of Mr. Grusd’s employment. The RSAs are subject to a forfeiture condition which will lapse as to 1/48th of the shares underlying the RSAs after each month of continuous service by Mr. Grusd from December 15, 2018. The forfeiture condition had not lapsed for any shares underlying the RSAs as of December 31, 2018. The remainder of the RSAs will have the service-based condition satisfied in 48 equal monthly installments.

(8)

These RSUs represent shares of Class A common stock granted under our 2017 Plan. The service-based condition was satisfied for 585,936 shares underlying the RSUs as of December 31, 2018. The service-based condition will be satisfied as follows: 30% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following October 26, 2018, and 40% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following October 26, 2019.

(9)

These RSUs represent shares of Class A common stock granted under our 2017 Plan. The service-based condition was not satisfied for any shares underlying the RSUs as of December 31, 2018. The service-based condition will be satisfied as follows: 10% of the RSUs will have the service-based vesting condition satisfied on January 15, 2019, 20% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following January 15, 2019, 30% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following January 15, 2020, and 40% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following January 15, 2021.

(10)	The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”
(11)

These RSUs represent shares of Class A common stock granted under our 2017 Plan. No shares underlying the RSUs satisfied the service-based condition as of December 31, 2018. 100% of the RSUs will have the service-based condition satisfied six months after December 15, 2018.

(12)

These options were granted under our 2017 Plan in connection with the commencement of Mr. Stone’s employment. The service-based condition was satisfied for 62,499 options as of December 31, 2018. The remainder of the options will have the service-based condition satisfied in 42 equal monthly installments.

(13)

These options were granted under our 2017 Plan. The service-based condition was satisfied for 70,000 options as of December 31, 2018. The remainder of the options will have the service-based condition satisfied as follows: 20% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following December 29, 2018, 30% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following December 29, 2019, and 40% of the RSUs will have the service-based condition satisfied in equal quarterly installments during the 12-month period following December 29, 2020.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2018.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2018.

Employment, Severance, and Change in Control Agreements

Offer Letters

We have offer letters with each of our executive officers. The offer letters generally provide for at-will employment and set forth the executive officer’s initial base salary, eligibility for employee benefits, and confirmation of the terms of previously issued equity grants, if applicable, including in some cases severance benefits on a qualifying termination of employment. If an executive officer dies, all outstanding equity awards will be deemed to satisfy the service-based requirement. In addition, each of our named executive officers has executed our standard proprietary information and inventions agreement. The key terms of employment with our executive officers are described below.

Evan Spiegel

In October 2016, we entered into an amended and restated offer letter agreement with Evan Spiegel, our co-founder and Chief Executive Officer, with respect to his continuing employment with us. The offer letter provides for an annual base salary of $1. Under the terms of his offer letter, Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, which represented 3.0% of our outstanding capital stock on an as-converted basis on the closing of our initial public offering in March 2017. These RSUs were fully vested on the closing of our initial public offering and are being delivered to Mr. Spiegel in equal quarterly installments over three years that began on November 30, 2017. Our board of directors approved the award to Mr. Spiegel in July 2015 to motivate him to continue growing our business and improving our financial results so that we could undertake an initial public offering, which we regard as an important milestone that provided liquidity to our stockholders and employees.

Robert Murphy

In October 2016, we entered into an amended and restated offer letter agreement with Robert Murphy, our co-founder and Chief Technology Officer, with respect to his continuing employment with us. Mr. Murphy’s annual base salary as of December 31, 2018 was $1.

Jeremi Gorman

In October 2018, we entered into an offer letter agreement with Jeremi Gorman, our Chief Business Officer, with respect to her employment with us. Ms. Gorman’s annual base salary as of December 31, 2018 was $500,000.

Jared Grusd

In October 2018, we entered into an offer letter agreement with Jared Grusd, our Chief Strategy Officer, with respect to his employment with us. Mr. Grusd’s annual base salary as of December 31, 2018 was $500,000.

Jerry Hunter

In December 2017, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Senior Vice President, Engineering, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2018 was $500,000.

If Mr. Hunter’s employment is terminated without cause or he terminates his employment for good reason, within 12 months following a change in control, then the service-based vesting requirement for the RSUs granted prior to 2018 will be deemed satisfied with respect to 1/16th of the RSUs for each completed quarter of service since the vesting commencement date. Mr. Hunter must sign a release of claims agreement as a pre-condition of receiving this termination benefit.

Michael O’Sullivan

In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2018 was $500,000.

If Mr. O’Sullivan’s employment is terminated without cause or he terminates his employment for good reason, within 12 months following a change in control, then the service-based vesting requirement for the RSUs granted prior to 2018 will be deemed satisfied with respect to 1/16th of the RSUs for each completed quarter of service since the vesting commencement date. Mr. O’Sullivan must sign a release of claims agreement as a pre-condition of receiving this termination benefit.

Tim Stone

In May 2018, we entered into an offer letter agreement with Tim Stone, our Chief Financial Officer, with respect to his employment with us. Mr. Stone’s annual base salary as of December 31, 2018 was $500,000.

Lara Sweet

In November 2017, we entered into an amended and restated offer letter agreement with Lara Sweet, our Chief Accounting Officer, with respect to her continuing employment with us. Ms. Sweet’s annual base salary as of December 31, 2018 was $315,000. On February 5, 2019, Ms. Sweet’s annual base salary was increased to $500,000.

If Ms. Sweet’s employment is terminated without cause or she terminates her employment for good reason, within 12 months following a change in control, then the service-based vesting requirement for the RSUs granted prior to 2018 will be deemed satisfied with respect to 1/16th of the RSUs for each completed quarter of service since the vesting commencement date. Ms. Sweet must sign a release of claims agreement as a pre-condition of receiving this termination benefit.

Transition Agreements

In May 2018, we entered into a transition agreement with Andrew Vollero, our former Chief Financial Officer. Under the transition agreement, Mr. Vollero was paid $133,041 for advisory services from May 16, 2018 to August 15, 2018. In addition, Mr. Vollero was provided one year of base salary, an amount equal to one year of COBRA premiums, and acceleration of his unvested RSUs on the execution of a standard separation agreement.

In September 2018, we entered into a transition agreement with Imran Khan, our former Chief Strategy Officer. Under the transition agreement, Mr. Khan was provided pro-rata vesting of his outstanding equity awards that were scheduled to vest through his last day, which was November 5, 2018.

Potential Payments upon Change in Control or Death

The following table sets forth the estimated payments that would be received by the named executive officers if a hypothetical termination of employment without cause or following a resignation for good reason following a change of control of our company had occurred on December 31, 2018.

Name	Accelerated Vesting of RSUs(1)
Evan Spiegel	$—
Tim Stone	—
Jeremi Gorman	—
Jared Grusd	—
Jerry Hunter	2,513,800
Imran Khan	—
Andrew Vollero	—

(1)	The amount reported reflects the aggregate market value of the unvested RSUs that would be accelerated based on the closing price of our Class A common stock of $5.51 on December 31, 2018.

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2018.

Name	Accelerated Vesting of Stock Awards and Options(1)
Evan Spiegel	$—
Tim Stone	12,180,488
Jeremi Gorman	17,630,920
Jared Grusd	16,274,694
Jerry Hunter	10,290,812
Imran Khan	—
Andrew Vollero	—

(1)	The amount reported reflects the aggregate market value of the unvested stock awards that would be accelerated based on the closing price of our Class A common stock of $5.51 on December 31, 2018.

Employee Benefit Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants, and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant equity-based awards helps us to attract, retain, and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success. The principal features of our equity incentive plans and our 401(k) plan are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans.

401(k) Plan and Similar Plans

We maintain a safe harbor 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we make a match of each participant’s contribution up to federal limits of the participant’s base salary, bonus, and commissions paid during the period, and we make match of 50% of each participant’s contribution between 3% and 5% of the participant’s base salary, bonus, and commissions paid during the period. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions and our contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

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

Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2017 Plan as of December 31, 2018 is 108,375,286. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is 325,125,858.

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

Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards:

•	arrange for the assumption, continuation, or substitution of a stock award by a successor corporation;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;
•	accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction;
•	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•	cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, or no payment, as determined by the board of directors; or
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

In the event of a change in control, awards granted under the 2017 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement. Under the 2017 Plan, a change in control is defined to include: (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) a sale, lease, exclusive license, or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders, and (4) an unapproved change in the majority of the board of directors.

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

Our 2017 Plan became effective on the execution of the underwriting agreement related to our initial public offering in March 2017. As a result, we do not expect to grant any additional awards under the 2014 Plan following that date, other than awards for up to 2,500,000 shares of Class A common stock to our employees and consultants in France. Any awards granted under the 2014 Plan will remain subject to the terms of our 2014 Plan and applicable award agreements.

Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2014 Plan is 166,164,100, minus the number of shares of our Class B common stock issued after September 4, 2014 under our 2012 Plan. In addition to the share reserve, an additional 53,357,397 shares of Class A common stock are reserved under the 2014 Plan in connection with the distribution of shares of Class A common stock provided as a dividend to the holders of all preferred stock and common stock outstanding on October 31, 2016. The maximum number of shares of Class A common stock that may be issued on the exercise of incentive stock options under our 2014 Plan is three times such maximum number of shares. Shares subject to stock awards granted under our 2014 Plan that expire, are forfeited, or terminate without being exercised in full or are settled in cash do not reduce the number of shares available for issuance under our 2014 Plan. Additionally, shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award become available for future grant under our 2014 Plan, although such shares may not be subsequently issued pursuant to the exercise of an incentive stock option.

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

In the event of a change in control, awards granted under the 2014 Plan will not receive automatic acceleration of vesting and exercisability, although the board of directors may provide for this treatment in an award agreement. Under the 2014 Plan, a change in control is defined to include: (1) the acquisition by any person of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) our stockholders approve or our board of directors approves a plan of complete dissolution or liquidation or a complete dissolution or liquidation otherwise occurs except for a liquidation into a parent corporation, and (4) a sale, lease, exclusive license, or other disposition of all or substantially all of the assets to an entity that did not previously hold more than 50% of the voting power of our stock.

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

Our 2017 Plan became effective once the registration statement in connection with our initial public offering was declared effective in March 2017. As a result, we do not expect to grant any additional awards under the 2012 Plan following that date. Any awards granted under the 2012 Plan will remain subject to the terms of our 2012 Plan and applicable award agreements.

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

In the event of a change in control, awards granted under the 2012 Plan will not receive automatic acceleration of vesting and exercisability, although the board of directors may provide for this treatment in an award agreement. Under the 2012 Plan, a change in control is defined to include: (1) the acquisition by any person of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) our stockholders approve or our board of directors approves a plan of complete dissolution or liquidation or a complete dissolution or liquidation otherwise occurs except for a liquidation into a parent corporation, and (4) a sale, lease, exclusive license, or other disposition of all or substantially all of the assets to an entity that did not previously hold more than 50% of the voting power of our stock.

Plan Amendment or Termination. Our board of directors has the authority to amend, suspend, or terminate our 2012 Plan, although certain material amendments require the approval of our stockholders, and amendments that would impair the rights of any participant require the consent of that participant.

2017 Employee Stock Purchase Plan

Our board of directors adopted our 2017 Employee Stock Purchase Plan, or ESPP, in January 2017 and our stockholders approved our ESPP in February 2017. Our ESPP became effective when the registration statement in connection with our initial public offering was declared effective in March 2017. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees, and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code for U.S. employees. In addition, the ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component. In particular, where such purchase rights are granted to employees who are foreign nationals or employed or located outside the United States, our board of directors may adopt rules that are beyond the scope of Section 423 of the Code.

Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2018, no shares of our Class A common stock have been purchased under the ESPP.

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

Director Compensation

The compensation committee of our board of directors is responsible for reviewing and recommending to our board of directors the compensation policy for our non-employee directors. At the recommendation of our compensation committee, after consideration of a competitive market analysis completed by the compensation committee’s independent compensation, consultant, our board of directors adopted a non-employee director compensation policy under which our non-employee directors receive an annual retainer for service on our board of directors, that became effective at our 2018 annual meeting of stockholders in August 2018. An additional retainer is provided to individuals who serve as chair of a committee or the board of directors.

We also currently reimburse our directors for their reasonable out-of-pocket expenses in connection with attending board of directors and committee meetings, other than Mr. Lafley, whose travel expense retainer is described below.

Effective on our 2018 annual meeting of stockholders, our non-employee director compensation policy provided that each non-employee director receives the following compensation for board of directors and committee services:

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

All annual cash retainers will be paid quarterly in arrears. Additionally, in the event of a change to the designated chair for a committee, the annual cash retainer for chairing such committee will be prorated based on the number of days the chair held the position. The annual grants of equity described above are subject to pro-rata acceleration on a director’s discontinued service on our board of directors and automatic full acceleration in the event of a change in control, as defined in the 2017 Plan.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2018. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”

In 2018, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director (a) RSUs for 9,481 shares of Class A common stock under our 2017 Plan, and (b) options to purchase 19,231 shares of Class A common stock under our 2017 Plan. The service-based vesting condition will be fully satisfied for the RSUs and options on August 2, 2019. If a director’s service ceases before August 2, 2019, vesting of the RSUs and options will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs and options will be deemed satisfied for 100% of the RSUs and options that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.

Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Total
Michael Lynton	$42,500	$120,409	$125,194	$288,103
Joanna Coles(2)	39,167	120,409	125,194	284,770
A.G. Lafley(3)	202,917	120,409	125,194	448,520
Mitchell Lasky(4)	—	—	—	—
Stanley Meresman	25,000	120,409	125,194	270,603
Scott D. Miller(5)	39,167	120,409	125,194	284,770
Robert Murphy(6)	27,816	—	—	27,816
Poppy Thorpe(7)	18,750	120,409	125,194	264,353
Christopher Young(8)	54,167	120,409	125,194	299,770

(1)

Amounts reported represent the aggregate grant date fair value of RSUs and stock options without regard to forfeitures, granted to the non-employee members of our board of directors during 2018 under our 2017 Plan, computed in accordance with ASC Topic 718, as described below. The valuation assumptions used in calculating the fair value of these awards are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.” These amounts do not reflect the actual economic value that may be realized by the director.

(2)

Ms. Coles joined our board of directors in December 2015. In connection with Ms. Coles’ service on our board of directors, we agreed to pay her a $35,000 annual cash retainer, paid on a quarterly basis after completion of each full quarter. This arrangement to Ms. Coles ended when our non-employee director compensation policy became effective, as described above.

(3)

Mr. Lafley joined our board of directors in July 2016. In connection with Mr. Lafley’s service on our board of directors, we agreed to pay him a $200,000 annual cash retainer to cover the costs of his travel to our meetings and events, paid on a quarterly basis after completion of each full quarter. This travel arrangement with Mr. Lafley continued after our director compensation policy became effective and ended on December 31, 2018. Mr. Lafley also received a $5,000 per month retainer for his services on a special committee.

(4)	Mr. Lasky did not stand for re-election at our 2018 annual meeting.
(5)

Mr. Miller joined our board of directors in October 2016. In connection with Mr. Miller’s service on our board of directors, we agreed to pay him a $35,000 annual cash retainer, paid on a quarterly basis after completion of each full quarter. This arrangement to Mr. Miller ended when our non-employee director compensation policy became effective, as described above.

(6)

Mr. Murphy does not receive any compensation for service as a director. Amounts reported represent (a) $19,232 for his base salary as an employee, (b) 401(k) contributions made by us on behalf of Mr. Murphy, (c) life insurance premiums paid by us on behalf of Mr. Murphy, (d) $5,000 in medical on-call services paid by us on behalf of Mr. Murphy, and (e) tax “gross up” payments paid to Mr. Murphy to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(7)	Ms. Thorpe joined our board of directors in August 2018.
(8)

Mr. Young joined our board of directors in October 2016. In connection with Mr. Young’s service on our board of directors, we agreed to pay him a $35,000 annual cash retainer, paid on a quarterly basis after completion of each full quarter. This arrangement to Mr. Young ended when our non-employee director compensation policy became effective, as described below. Mr. Young also received a $5,000 per month retainer for his services on a special committee.

(9)	As of December 31, 2018, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	9,481	19,231
Joanna Coles	27,060	19,231
A.G. Lafley	73,909	19,231
Stanley Meresman	39,999	19,231
Scott D. Miller	39,323	19,231
Poppy Thorpe	9,481	19,231
Christopher Young	39,323	19,231

In 2018, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairman. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters that are financially immaterial.

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

Additional Disclosure Considerations

We are not required to include a CEO pay ratio until the first full fiscal year commencing on or after the date we cease to be an “emerging growth company.” We ceased to be an emerging growth company in 2019 and will include a CEO pay ratio in our 2019 Annual Report on Form 10-K.

In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Wall Street Reform Act, and such sections are not included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our shares as of December 31, 2018 by:

•	each named executive officer;
•	each of our directors;
•	our directors and executive officers as a group; and
•	each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).

Because our Class A common stock is non-voting, significant holders of our Class A common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require significant stockholders to publicly report their ownership, including changes in that ownership. As a result, those stockholders and we are not obligated to disclose ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of such ownership or changes in such ownership. Furthermore, significant holders of our Class A common stock may hold our stock in nominee or “street name” with various brokers, such that we will not be able to identify their ownerships.

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

Applicable percentage ownership is based on 93,845,185 shares of Class B common stock and 224,611,365 shares of Class C common stock outstanding as of December 31, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options, RSAs, and RSUs held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2018. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

	Class B Common Stock		Class C Common Stock		% of Total
Name of Beneficial Owner	Shares	%	Shares	%	Voting Power
Directors and Named Executive Officers:
Evan Spiegel(1)	5,862,410	6.3	119,788,092	52.6	50.8
Robert Murphy(2)	5,862,410	6.3	107,943,924	47.4	46.4
Jeremi Gorman	—	*	—	*	*
Jared Grusd	—	*	—	*	*
Jerry Hunter	—	*	—	*	*
Imran Khan	—	*	—	*	*
Tim Stone	—	*	—	*	*
Andrew Vollero	—	*	—	*	*
Michael Lynton	—	*	—	*	*
Joanna Coles	—	*	—	*	*
A.G. Lafley	—	*	—	*	*
Stanley Meresman	—		—	*	*
Scott D. Miller	—	*	—	*	*
Poppy Thorpe	—	*	—	*	*
Christopher Young	—	*	—	*	*
All directors and executive officers as a group (17 persons)(3)	11,724,820	12.5	227,732,016	100.0	96.5
5% Stockholders:				*
Benchmark Capital Partners VII, L.P.(4)	41,999,440	44.8	—	*	*
Entities affiliated with Tencent Holdings Limited(5)	10,344,970	11.0	—	*	*
Entities affiliated with the Alibaba Group(5)	6,510,416	6.9	—	*	*
David Kravitz(5)(6)	6,000,000	6.4	—	*	*
Entities affiliated with General Atlantic(5)	4,882,812	5.2	—	*	*

*	Represents beneficial ownership of less than 1%.
(1)

Consists of (a) 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power, (b) 116,667,441 shares of Class C common stock held by Mr. Spiegel individually, and (c) 3,120,651 shares of Class C common stock that will be delivered to Mr. Spiegel within 60 days of December 31, 2018. Mr. Spiegel holds RSUs for 21,844,560 shares of Class C common stock that are fully vested and will be settled to shares in equal quarterly installments over the next two years. These shares are fully vested, but Mr. Spiegel does not have the right to vote the 21,844,560 RSUs until they are settled to shares of Class C common stock. If such undelivered shares were included in Mr. Spiegel’s beneficial ownership (assuming no shares were withheld or sold to pay withholding taxes), at December 31, 2018, Mr. Spiegel’s holdings would have represented 56.2% of the Class C common stock and 54.4% of the total voting power.

(2)

Consists of 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting and dispositive power, and 107,943,924 shares of Class C common stock held by Mr. Murphy individually.

(3)

Consists of (a) 11,724,820 shares of Class B common stock, (b) 224,611,365 shares of Class C common stock held by our current directors and executive officers, and (c) RSUs for 3,120,651 shares of Class C common stock that are fully vested and will be settled to shares within 60 days of December 31, 2018. If Mr. Spiegel’s undelivered shares were included in Mr. Spiegel’s beneficial ownership (assuming no shares were withheld or sold to pay withholding taxes), at December 31, 2018, all directors and officers as a group would have represented 96.5% of the total voting power.

(4)

Consists of 41,999,440 shares of Class B common stock held by Benchmark Capital Partners VII, L.P. Matthew R. Cohler, Bruce W. Dunlevie, Peter H. Fenton, J. William Gurley, Kevin R. Harvey, Mr. Lasky, Steven M. Spurlock, and Erica Vishria, the managing members of Benchmark Capital Management Co. VII, L.L.C., may be deemed to have shared power to vote these shares. The address for Benchmark Capital Partners VII, L.P. is 2965 Woodside Road, Woodside, CA 94062.

(5)	Based on our corporate and transfer agent records.
(6)	Mr. Kravitz is an employee of our company.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	166,045,413	$7.99	108,375,286
Equity compensation plans not approved by security holders(4)	22,197,818	0.64	N/A
Total	188,243,231	7.83	108,375,286

(1)	Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stocks as of December 31, 2018.
(2)	The weighted-average exercise price does not reflect that shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)

Prior to our initial public offering, we granted awards under our 2012 Plan and our 2014 Plan. Following our initial public offering, we granted awards under our 2017 Plan, other than certain awards to our employees and consultants in France, which were granted under our 2014 Plan.

(4)

Consists of (a) 21,844,560 shares of Class C common stock issuable upon settlement of the CEO award granted to Mr. Spiegel, and (b) 353,258 shares of Class A common stock issuable upon exercise of assumed options from Placed, Inc.’s 2011 Equity Incentive Plan, as amended, which options we assumed in connection with our acquisition of Placed, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2018 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Investor Rights Agreement

In November 2013, we entered into an amended and restated investor rights agreement, or IRA, which was amended in October 2016, with our founders and certain holders of our preferred stock, including entities affiliated with Benchmark Capital Partners, with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. Benchmark Capital Partners holds more than 5% of our Class B common stock. The holders of up to an aggregate of 451,055,784 shares of our Class A common stock (including shares issuable on conversion of Class B common stock and Class C common stock) are entitled to rights with respect to the registration of their shares of Class B common stock or Class C common stock, respectively, under the Securities Act under this agreement.

Munger, Tolles & Olson LLP Services

We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger, although John Spiegel has not personally provided any material legal services to us. For the year ended December 31, 2018, total services provided by Munger were $23,851, which included $7,235 for legal fees incurred by Mr. Spiegel and paid by us in connection with the HSR Act filings, as described in described in “Executive Compensation—Hart-Scott-Rodino Antitrust Improvement Act of 1976 Filing Fees.”

Our general counsel, Michael O’Sullivan, is a former attorney at Munger.

Gibson, Dunn & Crutcher LLP

We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. For the year ended December 31, 2018, total services provided by Gibson were $3,158,817. Mr. Spiegel’s step-mother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us.

Entities Affiliated with Tencent

In the ordinary course of business, Tencent Holdings Limited and its affiliates, who hold 5% or more of our Class B common stock at December 31, 2018, purchased $870,424 of our advertising products for the year ended December 31, 2018.

Aviation Matters

In June 2018, we entered into a lease of an aircraft from an entity controlled by Mr. Spiegel on terms that are advantageous to us. Under the terms of this lease, Mr. Spiegel’s entity leases the aircraft to us for no charge. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Spiegel’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this lease based on our overall security program for Mr. Spiegel and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality and privacy.

Mr. Spiegel may use the aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel is flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d), which is intended to cover our aggregate incremental costs associated with each flight. When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2018, the amount that Mr. Spiegel could not reimburse was $6,376.

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

Policies and Procedures for Transactions with Related Persons

In July 2016, we entered into a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no 2018 transactions where our policy was not followed.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coles, Mr. Lafley, Mr. Lynton, Mr. Meresman, Mr. Miller, Ms. Thorpe, and Mr. Young do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2017	2018
	(in thousands)
Audit Fees(1)	$6,286	$7,764
Audit-Related Fees	—	—
Tax Fees(2)	1,653	898
All Other Fees(3)	3	617
Total	$7,942	$9,279

(1)

Audit fees consist of the fees for professional services rendered for the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, filing of our registration statements, accounting consultations and audits provided in connection with statutory filings.

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

All of the services of Ernst & Young LLP for 2018 and 2017 described above were in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See Index to Financial Statements and Supplemental Data on page 62.

2.	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	S-8	333-224591	10.9	May 1, 2018

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	S-8	333-219899	10.1	August 10, 2017

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13+	Amended and Restated Offer Letter, by and between Snap Inc. and Evan Spiegel, dated October 27, 2016	S-1	333-215866	10.13	February 2, 2017

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.14+	Amended and Restated Offer Letter, by and between Snap Inc. and Robert Murphy, dated October 27, 2016	S-1	333-215866	10.14	February 2, 2017

10.15+	Amended and Restated Offer Letter, by and between Snap Inc. and Andrew Vollero, dated October 27, 2016	S-1	333-215866	10.15	February 2, 2017

10.16+	Amended and Restated Offer Letter, by and between Snap Inc. and Imran Khan, dated October 27, 2016	S-1	333-215866	10.16	February 2, 2017

10.17+	Amended and Restated Offer Letter, by and between Snap Inc. and Steven Horowitz, dated October 27, 2016	S-1	333-215866	10.19	February 2, 2017

10.18+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.19+	Amended and Restated Offer Letter, by and between Snap Inc. and Lara Sweet, dated November 6, 2017	10-Q	001-38017	10.7	November 8, 2017

10.20+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated November 29, 2017	10-Q	001-38017	10.3	May 2, 2018

10.21+	Offer Letter, by and between Snap Inc. and Tim Stone, dated May 4, 2018	8-K	001-38017	10.2	May 7, 2018

10.22+	Transition Agreement, by and between Snap Inc. and Andrew Vollero, dated May 7, 2018	8-K	001-38017	10.1	May 7, 2018

10.23+	Transition Agreement, by and between Snap Inc. and Imran Khan, dated September 9, 2018	8-K	001-38017	10.1	September 10, 2018

10.24+	Offer Letter, by and between Snap Inc. and Jared Grusd, dated October 19, 2018

10.25+	Offer Letter, by and between Snap Inc. and Jeremi Gorman, dated October 21, 2018

10.26+	Transition Agreement, by and between Snap Inc. and Tim Stone, dated February 5, 2019

10.27#	Google Cloud Platform License Agreement, by and between Snap Inc. and Google Inc., dated January 30, 2017	S-1	333-215866	10.20	February 2, 2017

10.28#	Amendment to Google Cloud Platform License Agreement, by and between Snap Inc., Snap Group Limited and Google Inc., dated September 18, 2017	10-Q	001-38017	10.3	November 8, 2017

10.29#	Google Cloud Platform Discount Addendum, by and between Snap Inc., Snap Group Limited and Google Inc., dated September 29, 2017	10-Q	001-38017	10.4	November 8, 2017

10.30#	Addendum No. 3 to Google Cloud Platform License Agreement, by and between Snap Inc., Snap Group Limited and Google Inc., dated November 17, 2017	10-K	001-38017	10.26	February 22, 2018

10.31#	Addendum No. 4 to Google Cloud Platform License Agreement, by and between Snap Inc., Snap Group Limited and Google LLC, dated January 19, 2018	10-Q	001-38017	10.2	May 2, 2018

10.32#	BigQuery Flat-rate Pricing Addendum, by and between the Company and Google LLC, dated November 19, 2018

10.33	Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Credit Suisse AG, Cayman Islands Branch, dated July 29, 2016	S-1	333-215866	10.21	February 2, 2017

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.34	Joinder Agreement, by and among Snap Inc., Silicon Valley Bank, and Morgan Stanley Senior Funding, Inc., dated February 20, 2018	10-K	001-38017	10.29	February 22, 2018

10.35	First Amendment to Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, and Silicon Valley, dated August 13, 2018	8-K	001-38017	10.1	August 13, 2018

10.36	Snap Inc. Non-Employee Director Compensation Policy	10-K	001-38017	10.28	February 22, 2018

10.37+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14/Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INC.

Date: February 5, 2019	/s/ Lara Sweet
Lara Sweet Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 5, 2019
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 5, 2019
Robert Murphy

/s/ Lara Sweet	Chief Financial Officer	February 5, 2019
Lara Sweet	(Principal Financial and Accounting Officer)

/s/ Joanna Coles	Director	February 5, 2019
Joanna Coles

/s/ A.G. Lafley	Director	February 5, 2019
A.G. Lafley

/s/ Michael Lynton	Director	February 5, 2019
Michael Lynton

/s/ Stanley Meresman	Director	February 5, 2019
Stanley Meresman

/s/ Scott D. Miller	Director	February 5, 2019
Scott D. Miller

/s/ Poppy Thorpe	Director	February 5, 2019
Poppy Thorpe

/s/ Christopher Young	Director	February 5, 2019
Christopher Young