Form 10-Q
period 2019-03-31
Snap Inc
filed 2019-04-24
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38017

SNAP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5452795
(State or other jurisdiction of incorporation or organizations)	(I.R.S. Employer Identification Number)

2772 Donald Douglas Loop North

Santa Monica, California 90405

(Address of principal executive offices, including zip code)

(310) 399-3339

(Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,064,993,070 shares outstanding as of April 18, 2019
Class B common stock, $0.00001 par value	48,784,023 shares outstanding as of April 18, 2019
Class C common stock, $0.00001 par value	226,286,909 shares outstanding as of April 18, 2019

Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10-Q are the property of Snap Inc. or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to”, “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(310,407)	$(385,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,319	21,553
Stock-based compensation	162,556	133,258
Deferred income taxes	(266)	236
Other	(1,917)	(3,392)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	71,870	48,697
Prepaid expenses and other current assets	271	(10,439)
Operating lease right-of-use asset	9,812	—
Other assets	(368)	4,204
Accounts payable	3,090	(37,069)
Accrued expenses and other current liabilities	(14,323)	(10,149)
Operating lease liabilities	(10,470)	—
Other liabilities	655	6,905
Net cash used in operating activities	(66,178)	(231,981)
Cash flows from investing activities
Purchases of property and equipment	(11,814)	(36,315)
Sales of property and equipment	29	—
Purchases of intangible assets	—	(60)
Non-marketable investments	(2,250)	—
Purchases of marketable securities	(525,520)	(477,213)
Sales of marketable securities	—	45,007
Maturities of marketable securities	458,627	787,828
Net cash provided by (used in) investing activities	(80,928)	319,247
Cash flows from financing activities
Proceeds from the exercise of stock options	5,596	45,809
Stock repurchases from employees for tax withholdings	—	(551)
Net cash provided by financing activities	5,596	45,258
Change in cash, cash equivalents, and restricted cash	(141,510)	132,524
Cash, cash equivalents, and restricted cash, beginning of period	388,974	337,007
Cash, cash equivalents, and restricted cash, end of period	$247,464	$469,531
Supplemental disclosures
Cash paid for income taxes	$320	$991

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$320,426	$230,666
Costs and expenses:
Cost of revenue	203,767	196,798
Research and development	216,185	200,986
Sales and marketing	97,882	102,113
General and administrative	118,653	123,299
Total costs and expenses	636,487	623,196
Operating loss	(316,061)	(392,530)
Interest income	7,816	6,104
Interest expense	(756)	(934)
Other income (expense), net	(1,127)	3,153
Loss before income taxes	(310,128)	(384,207)
Income tax benefit (expense)	(279)	(1,578)
Net loss	$(310,407)	$(385,785)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.23)	$(0.30)
Diluted	$(0.23)	$(0.30)
Weighted average shares used in computation of net loss per share:
Basic	1,340,615	1,270,998
Diluted	1,340,615	1,270,998

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(310,407)	$(385,785)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	309	43
Foreign currency translation	(3,524)	6,763
Total other comprehensive income (loss), net of tax	(3,215)	6,806
Total comprehensive income (loss)	$(313,622)	$(378,979)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$245,639	$387,149
Marketable securities	963,093	891,914
Accounts receivable, net of allowance	282,407	354,965
Prepaid expenses and other current assets	41,701	41,900
Total current assets	1,532,840	1,675,928
Property and equipment, net	195,302	212,560
Operating lease right-of-use assets	284,486	—
Intangible assets, net	115,386	126,054
Goodwill	629,596	632,370
Other assets	68,133	67,194
Total assets	$2,825,743	$2,714,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,827	$30,876
Operating lease liabilities	46,078	—
Accrued expenses and other current liabilities	244,999	261,815
Total current liabilities	322,904	292,691
Operating lease liabilities, noncurrent	329,293	—
Other liabilities	7,669	110,416
Total liabilities	659,866	403,107
Commitments and contingencies (Note 6)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 999,304 shares issued and outstanding at December 31, 2018, and 3,000,000 shares authorized, 1,057,135 shares issued and outstanding at March 31, 2019.	11	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 93,846 shares issued and outstanding at December 31, 2018, and 700,000 shares authorized, 51,510 shares issued and outstanding at March 31, 2019.	1	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 224,611 shares issued and outstanding at December 31, 2018, and 260,888 shares authorized, 226,287 shares issued and outstanding at March 31, 2019.	2	2
Additional paid-in capital	8,388,608	8,220,417
Accumulated other comprehensive income	(68)	3,147
Accumulated deficit	(6,222,677)	(5,912,578)
Total stockholders’ equity	2,165,877	2,310,999
Total liabilities and stockholders’ equity	$2,825,743	$2,714,106

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	999,304	$10	883,022	$9
Shares issued in connection with exercise of stock options under stock-based compensation plans	1,260	—	14,447	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	13,382	—	12,109	—
Conversion of Class B voting common stock to Class A non- voting common stock	43,189	1	29,669	—
Balance, end of period	1,057,135	11	939,247	9
Class B voting common stock
Balance, beginning of period	93,846	1	122,564	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	650	—	2,882	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	203	—	1,180	—
Conversion of Class B voting common stock to Class A non- voting common stock	(43,189)	(0)	(29,669)	—
Balance, end of period	51,510	1	96,957	1
Class C voting common stock
Balance, beginning of period	224,611	2	216,616	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,676	—	1,619	—
Balance, end of period	226,287	2	218,235	2
Additional paid-in capital
Balance, beginning of period	—	8,220,417	—	7,634,825
Stock-based compensation expense	—	162,556	—	133,258
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	5,635	—	45,793
Stock repurchases from employees for tax withholdings	—	—	—	(551)
Balance, end of period	—	8,388,608	—	7,813,325
Accumulated deficit
Balance, beginning of period	—	(5,912,578)	—	(4,656,667)
Cumulative-effect adjustment from accounting changes	—	308	—	—
Net loss	—	(310,407)	—	(385,785)
Balance, end of period	—	(6,222,677)	—	(5,042,452)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	3,147	—	14,157
Other comprehensive income (loss)	—	(3,215)	—	6,806
Balance, end of period	—	(68)	—	20,963
Total stockholders’ equity	1,334,932	$2,165,877	1,254,439	$2,791,848

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 6, 2019 (the “Annual Report”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We do not expect the new standard will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems, but do not expect the standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $284.5 million and $375.4 million, respectively, on our consolidated balance sheets as of March 31, 2019. The impact of the adoption was recorded as an adjustment to accumulated deficit as of January 1, 2019 and was not material. The standard did not have a material impact on our consolidated statements of operations or cash flows.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
North America (1) (2)	$195,958	$166,939
Europe (3)	56,581	30,825
Rest of world	67,887	32,902
Total revenue	$320,426	$230,666

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $188.8 million and $161.0 million for the three months ended March 31, 2019 and 2018, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. Our participating securities include any shares issued on the early exercise of stock options subject to repurchase because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock.

In March 2017, we completed our initial public offering (“IPO”) in which we issued and sold 160.3 million shares of Class A common stock, inclusive of the over-allotment. In addition, on the closing of the IPO, our Chief Executive Officer (“CEO”) received an RSU award (“CEO award”) for 37.4 million shares of Series FP preferred stock, which was fully vested on grant and automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. Following the IPO, we have three classes of authorized common stock – Class A common stock, Class B common stock, and Class C common stock.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of such class of shares of stock outstanding during the period. Vested restricted stock units (“RSUs”) that have not been settled, including the vested CEO award, and restricted stock awards (“RSAs”) for which the risk of forfeiture has lapsed have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three months ended March 31, 2019 and 2018, our potentially dilutive shares relating to stock options, RSUs, RSAs, and common stock subject to repurchase, were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(239,860)	$(13,601)	$(56,946)	$(276,790)	$(32,989)	$(76,006)
Net loss attributable to common stockholders	$(239,860)	$(13,601)	$(56,946)	$(276,790)	$(32,989)	$(76,006)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,035,932	58,741	245,942	911,906	108,683	250,409
Diluted shares:
Weighted-average common shares - Diluted	1,035,932	58,741	245,942	911,906	108,683	250,409
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.23)	$(0.23)	$(0.30)	$(0.30)	$(0.30)
Diluted	$(0.23)	$(0.23)	$(0.23)	$(0.30)	$(0.30)	$(0.30)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options	13,382	16,486
Unvested RSUs and RSAs not subject to a performance condition	181,321	152,987

4. Stockholders’ Equity

We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (“2017 Plan”), the 2014 Equity Incentive Plan (“2014 Plan”), and the 2012 Equity Incentive Plan (“2012 Plan”, and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017 our stockholders approved the 2017 Plan, effective on March 1, 2017, which serves as the successor to the 2014 Plan and 2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.

Restricted Stock Units

The following table summarizes the RSU activity during the three months ended March 31, 2019:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2018	149,638	492	$13.34
Granted	50,941	—	$8.50
Vested	(14,343)	(382)	$13.93
Forfeited	(11,496)	(1)	$13.32
Unvested at March 31, 2019	174,740	109	$11.89

RSUs granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 RSUs was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $140.0 million as of March 31, 2019 and is expected to be recognized over a weighted-average period of 1.5 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $1.4 billion as of March 31, 2019 and is expected to be recognized over a weighted-average period of 3.1 years. The service condition for Post-2017 RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 RSUs granted after February 2018 is generally satisfied in equal monthly installments over four years.

Additionally, we have 20.8 million and 22.4 million RSUs that are vested but have not yet settled as of March 31, 2019 and December 31, 2018, respectively. These RSUs are primarily related to the CEO award.

Restricted Stock Awards

The following table summarizes the RSA activity during the three months ended March 31, 2019:

	Class A Outstanding RSAs	Weighted- Average Grant Date Fair Value per RSA
	(in thousands, except per share data)
Unvested at December 31, 2018	8,134	$7.51
Granted	—	$—
Vested	(546)	$8.44
Forfeited	(1,115)	$5.58
Unvested at March 31, 2019	6,473	$7.77

The total fair value of RSAs vested during the three months ended March 31, 2019 and 2018 was $4.6 million and $1.6 million, respectively.

Total unrecognized compensation cost related to RSAs was $48.4 million as of March 31, 2019 and is expected to be recognized over a weighted-average period of 3.3 years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2019:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2018	13,322	2,969	$7.83	6.41	$34,567
Granted	—	—	$—	—	$—
Exercised	(1,260)	(651)	$2.93	—	$—
Forfeited	(969)	(29)	$13.58	—	$—
Outstanding at March 31, 2019	11,093	2,289	$8.10	5.98	$61,054

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2018 and March 31, 2019, respectively.

Total unrecognized compensation cost related to unvested stock options granted was $32.3 million as of March 31, 2019 and is expected to be recognized over a weighted-average period of 2.3 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$1,849	$276
Research and development	112,242	77,815
Sales and marketing	17,760	16,185
General and administrative	30,705	38,982
Total	$162,556	$133,258

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2018	$632,370
Foreign currency translation	(2,774)
Balance as of March 31, 2019	$629,596

Intangible assets consisted of the following:

	March 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.5	$5,414	$4,554	$860
Trademarks	1.2	5,772	4,407	1,365
Acquired developed technology	3.6	179,330	86,899	92,431
Customer relationships	2.0	15,572	8,893	6,679
Patents	6.6	19,710	5,659	14,051
		$225,798	$110,412	$115,386

	December 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	5,414	$4,283	$1,131
Trademarks	1.4	5,772	4,076	1,696
Acquired developed technology	3.8	179,791	78,729	101,062
Customer relationships	2.1	15,572	8,012	7,560
Patents	6.9	19,710	5,105	14,605
		$226,259	$100,205	$126,054

Amortization of intangible assets was $10.4 million and $10.8 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2019	$28,229
2020	32,113
2021	25,050
2022	15,411
2023	8,378
Thereafter	6,205
Total	$115,386

6. Commitments and Contingencies

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

The future minimum contractual commitment including commitments less than one year, as of March 31, 2019, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2019	$447,589
2020	627,007
2021	681,143
2022	382,333
2023	—
Thereafter	—
Total minimum commitments	$2,138,072

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. On June 13, 2018, the court stayed the lawsuit pending the outcome of several challenges to the validity of the patents, filed by us at the U.S. Patent and Trademark Office. While management believes we have meritorious defenses to Vaporstream’s claims, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2019. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2019.

7. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2019 and 2029. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term. Additionally, we sublease certain operating leases to third parties primarily as a result of moving to a centralized corporate office in Santa Monica, California in 2018.

Lease Cost

The components of lease cost were as follows:

Three Months Ended March 31,
2019
(in thousands)
Operating lease expense	$13,681
Sublease income	(925)
Total net lease costs	$12,756

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Three Months Ended March 31,
2019
Weighted-average remaining lease term	7.3
Weighted-average discount rate	6.2%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of March 31, 2019 were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$50,778
2020	67,626
2021	66,495
2022	59,443
2023	57,828
Thereafter	168,038
Total lease payments	$470,208
Less: Imputed interest	(94,837)
Present value of lease liabilities	$375,371

In 2018, we exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. The charges, recorded as general and administrative expenses, primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the period, net of estimated sublease income. As of December 31, 2018, we exited all properties associated with this event. On January 1, 2019, under the transition provisions of ASU 2016-02 (Topic 842), we adjusted the initial measurement of the lease asset related to the lease exit properties by $32.1 million which represents the carrying amount of the associated lease exit liability as of December 31, 2018. Changes to our estimated sublease income, including actual contracted sublease income, may result in impairment of the right-of-use asset in the period determined.

Prior to January 1, 2019, we had several lease agreements where we were deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations was included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Net assets capitalized under build-to-suit leases were $48.4 million as of December 31, 2018. As part of the adoption of Topic 842, we derecognized those assets and liabilities and recorded the difference as an adjustment to accumulated deficit at January 1, 2019. These leases are included within the right-of-use asset and lease liability balances on our consolidated balance sheets as of March 31, 2019.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $16.4 million for the three months ended March 31, 2019.

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

The following tables set forth our financial assets as of March 31, 2019 and December 31, 2018 that are measured at fair value on a recurring basis during the period:

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$210,507	$—	$—	$210,507
Level 1 securities:
U.S. government securities	728,749	208	(27)	728,930
U.S. government agency securities	167,044	15	(31)	167,028
Level 2 securities:
Corporate debt securities	28,931	31	—	28,962
Commercial paper	46,215	—	—	46,215
Certificates of deposit	27,090	—	—	27,090
Total	$1,208,536	$254	$(58)	$1,208,732

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$279,950	$—	$—	$279,950
Level 1 securities:
U.S. government securities	735,988	12	(175)	735,825
U.S. government agency securities	181,032	4	(36)	181,000
Level 2 securities:
Corporate debt securities	35,819	1	(18)	35,802
Commercial paper	33,193	—	—	33,193
Certificates of deposit	13,293	—	—	13,293
Total	$1,279,275	$17	$(229)	$1,279,063

Gross unrealized losses in a continuous loss position for 12 months or longer are not material as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. All of our marketable securities have contractual maturities of less than one year.

9. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $0.3 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

10. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2018	$(368)	$3,515	$3,147
OCI before reclassifications (1)	309	(3,524)	(3,215)
Amounts reclassified from AOCI (2)	—	—	—
Net current period OCI	309	(3,524)	(3,215)
Balance at March 31, 2019	$(59)	$(9)	$(68)

(1)	Net of tax expense of $0.1 million for gains / losses on marketable securities.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

11. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Property and equipment, net:
United States	$174,961	$190,412
Rest of world (1)	20,341	22,148
Total property and equipment, net	$195,302	$212,560

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” “Note Regarding Forward-Looking Statements,” and “Note Regarding User Metrics and Other Data.”

Overview of First Quarter 2019 Results

Our key user metrics and financial results for the first quarter of 2019 are as follows:

User Metrics

•	Daily Active Users, or DAUs, decreased to 190 million in Q1 2019, compared to 191 million Q1 2018.
•	Average revenue per user, or ARPU, increased 39% to $1.68 in Q1 2019, compared to $1.21 in Q1 2018.

Financial Results

•	Cash used in operating activities was $66.2 million in Q1 2019, compared to $232.0 million in Q1 2018.
•	Free Cash Flow was $(78.0) million in Q1 2019, compared to $(268.3) million in Q1 2018.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,544 million at March 31, 2019, compared with 1,457 million one year ago.

•	Capital expenditures were $11.8 million in Q1 2019, compared to $36.3 million in Q1 2018.
•	Cash, cash equivalents, and marketable securities were $1.2 billion as of March 31, 2019.
•	Revenue increased 39% to $320.4 million in Q1 2019, compared to $230.7 million in Q1 2018.
•	Total costs and expenses excluding stock-based compensation expense decreased 4% to $473.9 million in Q1 2019, compared to $489.9 million in Q1 2018.
•	Operating loss decreased 19% to $(316.1) million in Q1 2019, compared to $(392.5) million in Q1 2018.
•	Net loss decreased 20% to $(310.4) million in Q1 2019, compared to $(385.8) million in Q1 2018.
•	Diluted net loss per share decreased 24% to $(0.23) in Q1 2019, compared to $(0.30) in Q1 2018.
•	Adjusted EBITDA loss decreased 43% to $(123.4) million in Q1 2019, compared to $(217.9) million in Q1 2018.

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

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 190 million DAUs on average in the first quarter of 2019, an increase of 4 million from the prior quarter but down 1 million from the first quarter of 2018. We believe the decline in 2018 was primarily due to changes in the design of our application and performance issues with the Android version of our application. As of the end of the first quarter of 2019, our new Android application was available to all users. The impact on user engagement is difficult to predict.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

In the three months ended March 31, 2019, we recorded revenue of $320.4 million compared to revenue of $230.7 million for the same period in 2018, an increase of 39% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still developing, it has grown rapidly.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

ARPU was $1.68 in the first quarter of 2019, up from $1.21 a year ago and down from $2.09 in the fourth quarter of 2018. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$320,426	$230,666
Operating loss	(316,061)	(392,530)
Net loss	(310,407)	(385,785)
Adjusted EBITDA(1)	(123,449)	(217,867)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products. Infrastructure costs primarily include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content and third party selling costs, referred to as revenue share. In addition, cost of revenue includes advertising measurement services and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. In addition, cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation expense for our employees engaged in sales and sales support, business development, media, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for advertising, market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization.

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

Interest Expense

Interest expense consists primarily of commitment fees and amortization of financing costs related to our revolving credit facility. In the prior period, interest expense also included interest on build-to-suit lease financing obligations.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$320,426	$230,666
Costs and expenses(1) (2):
Cost of revenue	203,767	196,798
Research and development	216,185	200,986
Sales and marketing	97,882	102,113
General and administrative	118,653	123,299
Total costs and expenses	636,487	623,196
Operating loss	(316,061)	(392,530)
Interest income	7,816	6,104
Interest expense	(756)	(934)
Other income (expense), net	(1,127)	3,153
Loss before income taxes	(310,128)	(384,207)
Income tax benefit (expense)	(279)	(1,578)
Net loss	$(310,407)	$(385,785)
Adjusted EBITDA(3)	$(123,449)	$(217,867)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,849	$276
Research and development	112,242	77,815
Sales and marketing	17,760	16,185
General and administrative	30,705	38,982
Total	$162,556	$133,258

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,146	$5,202
Research and development	8,650	8,791
Sales and marketing	4,015	3,569
General and administrative	4,508	3,991
Total	$23,319	$21,553

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	64	85
Research and development	67	87
Sales and marketing	31	44
General and administrative	37	53
Total costs and expenses	199	270
Operating loss	99	170
Interest income	2	3
Interest expense	—	—
Other income (expense), net	—	1
Loss before income taxes	97	167
Income tax benefit (expense)	—	1
Net loss	97%	167%

Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$320,426	$230,666	$89,760	39%

Revenue for the three months ended March 31, 2019 increased $89.8 million, or 39%, compared to the same period in 2018. Revenue was $320.4 million for the three months ended March 31, 2019, compared to $230.7 million for the same period in 2018. The number of advertisements delivered increased between the periods primarily due to increased advertiser demand, additional ad placements within our application, and increased impressions per user. Incremental spend was primarily through our self-serve platform, allowing more advertisers easier access to our inventory which may be at a lower price compared to historical Snap-managed campaigns. Over the course of 2018, we moved the majority of our ad products to our self-serve platform. ARPU increased due to the growth in revenue as a result of the number of advertisements delivered.

Cost of Revenue

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Cost of Revenue	$203,767	$196,798	$6,969	4%

Cost of revenue for the three months ended March 31, 2019 increased $7.0 million, or 4%, compared to the same period in 2018. The increase in cost of revenue primarily consisted of increased revenue share costs, consistent with our overall increase in revenue. The increase was partially offset by a decrease in infrastructure costs, attributable to cost efficiencies, offset by an increase in user activity between the periods.

Research and Development Expenses

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Research and Development Expenses	$216,185	$200,986	$15,199	8%

Research and development expenses for the three months ended March 31, 2019 increased $15.2 million compared to the same period in 2018. The increase was driven by an increase in stock-based compensation expense of $34.4 million. The prior period included a $24.6 million forfeiture benefit related to the reduction in force. The increase was partially offset by a decrease in other personnel-related costs.

Sales and Marketing Expenses

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Sales and Marketing Expenses	$97,882	$102,113	$(4,231)	(4)%

Sales and marketing expenses for the three months ended March 31, 2019 decreased $4.2 million compared to the same period in 2018. The decrease was driven by an overall decrease in personnel-related costs, partially offset by increased commissions consistent with the increase in revenue.

General and Administrative Expenses

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
General and Administrative Expenses	$118,653	$123,299	$(4,646)	(4)%

General and administrative expenses for the three months ended March 31, 2019 decreased $4.6 million compared to the same period in 2018. The decrease was primarily driven by a decrease in stock-based compensation expense of $8.3 million. The decrease in stock-based compensation expense was due to the recognition of expense utilizing the accelerated attribution method on Pre-2017 RSUs with a performance condition, which resulted in a higher expense in the prior period.

Interest Income

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Interest Income	$7,816	$6,104	$1,712	28%

Interest income for the three months ended March 31, 2019 increased $1.7 million compared to the same period in 2018. The increase was primarily a result of higher interest rates on U.S. government-backed securities, partially offset by a lower overall invested cash balance.

Interest Expense

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Interest Expense	$(756)	$(934)	$178	(19)%

Interest expense for the three months ended March 31, 2019 decreased $0.2 million compared to the same period in 2018. Interest expense in the current period was composed primarily of interest on commitment fees and amortization of costs related to our revolving credit facility. In the prior period, interest expense also included interest on build-to-suit lease financing obligations.

Other Income (Expense), Net

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Other Income (Expense), Net	$(1,127)	$3,153	$(4,280)	(136)%

Other expense, net for the three months ended March 31, 2019 was $(1.1) million, compared to other income, net of $3.2 million for the same period in 2018. Other expense in the current period was primarily a result of foreign currency transaction losses and losses on non-marketable investments, compared to foreign currency transaction gains and gains on non-marketable investments in the prior period.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Income Tax Benefit (Expense)	$(279)	$(1,578)	$1,299	(82)%
Effective Tax Rate	(0.1)%	(0.4)%

Income tax expense was $0.3 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018	$	%
	(dollars in thousands)
Net Loss	$(310,407)	$(385,785)	$75,378	(20)%
Adjusted EBITDA	$(123,449)	$(217,867)	$94,418	(43)%

Net loss for the three months ended March 31, 2019 was $310.4 million, compared to $385.8 million for the same period in 2018. Adjusted EBITDA loss for the three months ended March 31, 2019 was $123.4 million, compared to $217.9 million for the same period in 2018.

The decrease in net loss for the three months ended March 31, 2019 was driven by increased revenue, primarily due to an increase in the number of advertisements delivered. The decrease in net loss was partially offset by an increase in stock-based compensation expense of $26.1 million, primarily due to $31.5 million of forfeiture benefit related to the reduction in force recognized in the prior period. The decrease in Adjusted EBITDA loss for the three months ended March 31, 2019 was driven by increased revenues and decreased operating expenses. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(66,178)	$(231,981)
Less:
Purchases of property and equipment	(11,814)	(36,315)
Free Cash Flow	$(77,992)	$(268,296)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(310,407)	$(385,785)
Add (deduct):
Interest income	(7,816)	(6,104)
Interest expense	756	934
Other (income) expense, net	1,127	(3,153)
Income tax (benefit) expense	279	1,578
Depreciation and amortization	23,319	21,553
Stock-based compensation expense	162,556	133,258
Payroll tax expense related to stock-based compensation	6,737	9,968
Reduction in force charges	—	9,884
Adjusted EBITDA	$(123,449)	$(217,867)

Reduction in force charges in the first quarter of 2018 were related to a reduction in force plan impacting approximately 7% of our global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in stock-based compensation expense above for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.2 billion as of March 31, 2019, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. As of March 31, 2019, no amounts were outstanding under the Credit Facility.

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

As of March 31, 2019, approximately 4% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(66,178)	$(231,981)
Net cash provided by (used in) investing activities	(80,928)	319,247
Net cash provided by financing activities	5,596	45,258
Change in cash, cash equivalents, and restricted cash	$(141,510)	$132,524
Free Cash Flow (1)	$(77,992)	$(268,296)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $165.8 million in the three months ended March 31, 2019 compared to the same period in 2018. Net cash used in operating activities was $66.2 million for the three months ended March 31, 2019, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $162.6 million and depreciation and amortization expense of $23.3 million. Net cash used in operating activities for the three months ended March 31, 2019 was also driven by a $71.9 million increase in accounts receivable consistent with the increase in revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $80.9 million for the three months ended March 31, 2019, compared to net cash provided by investing activities of $319.2 million for the same period in 2018. Our investing activities in the three months ended March 31, 2019 consisted of cash used in the purchase of marketable securities of $525.5 million, partially offset by the cash provided by the sales and maturities of marketable securities of $458.6 million. Net cash provided by investing activities in the prior period consisted of cash provided by the sales and maturities of marketable securities of $787.8 million, partially offset by the purchase of marketable securities of $477.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.6 million and $45.3 million for the three months ended March 31, 2019 and 2018, respectively. Our financing activities consisted of proceeds from the exercise of stock options of $5.6 million and $45.8 million in the three months ended March 31, 2019 and 2018, respectively.

Free Cash Flow

Free Cash Flow was $(78.0) million and $(268.3) million in the three months ended March 31, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $11.8 million and $36.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

Commitments

The following table summarizes our contractual obligations as of March 31, 2019:

	Total	Less than 1 Year (Remainder of 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$2,094,469	$417,038	$1,295,098	$382,333	$—
Lease commitments	470,208	50,778	134,121	117,271	168,038
Other commitments	43,603	30,551	13,052	—	—
Total contractual commitments	$2,608,280	$498,367	$1,442,271	$499,604	$168,038

For additional discussion on our data hosting and other purchase commitments, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc., which was amended in March 2016 and again in February 2017. The agreement will continue indefinitely until terminated by either party. Under the February 2017 addendum to the agreement, we committed to spend $1.0 billion between January 2017 and December 2021. That addendum was amended in October 2018, and we are now committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the addendum term, although it will not count towards meeting the future minimum purchase commitments under the addendum.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, lease exit charges, and income taxes.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $245.6 million and $387.1 million at March 31, 2019 and December 31, 2018, respectively. We had marketable securities totaling $963.1 million and $891.9 million at March 31, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three months ended March 31, 2019, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three months ended March 31, 2019, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three months ended March 31, 2019, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 190 million Daily Active Users on average in the quarter ended March 31, 2019. We view Daily Active Users as a critical measure of our user engagement, and adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate may decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. If current and potential users do not perceive our products to be fun, engaging, and useful, we may not be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our Daily Active Users growth rate slows or remains stagnant, or we have a decline in Daily Active Users, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not grow. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users engage more with competing products instead of ours;
•	our competitors continue to mimic our products and therefore harm our user engagement and growth;
•	we fail to introduce new and exciting products and services or those we introduce are poorly received;

•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
•	there are changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees, that adversely affect the user experience;
•	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner;
•	we fail to provide adequate service to users, advertisers, or partners;
•	we do not provide a compelling user experience to entice users to use the Snapchat application on a daily basis;
•

we, our partners, or other companies in our industry segment are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract;

•	we do not maintain our brand image or our reputation is damaged; or
•	our current or future products reduce user activity on Snapchat by making it easier for our users to interact directly with our partners.

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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS, application stores, and related hardware, including but not limited to mobile-device cameras. The owners and operators of such operating systems and application stores, Google and Apple, each have approval authority over our products and provide consumers with products that compete with ours. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices or mobile-device cameras with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we historically prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To maintain and continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. In 2018, we believe our Daily Active Users declined partially due to continued performance issues with the Android version of our application. If we are unable to improve operability of our products on smartphones with Android operating systems, including through our recent rewrite of the Snapchat application for the Android operating system, or if improvements to our products do not retain existing users or attract new users, our business could be seriously harmed.

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

For example, in January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. A number of opponents of the FCC order have filed petitions for review in federal appellate court, and a number of states have adopted or are considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, Congress may take action to curtail or modify the FCC’s new rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The California Consumer Privacy Act also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies are considering similar legislation on how to handle personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 98% of the voting power of our outstanding capital stock as of March 31, 2019. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock that vested on the closing of our IPO with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

If Mr. Spiegel’s or Mr. Murphy’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. Either of our co-founders’ shares of Class C common stock will automatically convert into Class B common stock, on a one-to-one basis, nine months following his death or on the date on which the number of outstanding shares of Class C common stock held by such holder represents less than 30% of the Class C common stock held by such holder on the closing of our IPO, or 32,383,178 shares of Class C common stock. Should either of our co-founders’ Class C common stock be converted to Class B common stock, the remaining co-founder will be able to exercise voting control over our outstanding capital stock. Moreover, Mr. Spiegel and Mr. Murphy have entered into a proxy agreement under which each has granted to the other a voting proxy with respect to all shares of our Class B common stock and Class C common stock that each may beneficially own from time to time or have voting control over. The proxy would become effective on either founder’s death or disability. Accordingly, on the death or incapacity of either Mr. Spiegel or Mr. Murphy, the other could individually control nearly all of the voting power of our outstanding capital stock.

In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders will be able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. In the future, our board of directors may, from time to time, decide to issue special or regular stock dividends in the form of Class A common stock, and if we do so, our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

As our Chief Executive Officer, Mr. Spiegel has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As board members and officers, Mr. Spiegel and Mr. Murphy owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even controlling stockholders, Mr. Spiegel and Mr. Murphy are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for companies listed on the New York Stock Exchange, or NYSE.

If we do not develop successful new products or improve existing ones, our business will suffer. We also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior, or by introducing performance and quality issues. For example, in 2017, we transitioned most of our Snap Ads sales to a self-serve platform, which decreased average advertising prices. In 2018, we started moving our advertisements in our Creative Tools to a self-serve platform. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the re-development of our application for Android users, is particularly difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our Daily Active Users or user activity. If new or enhanced products fail to engage our users, advertisers, or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products, or to use our products repeatedly to receive the most benefit. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. To date, this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue. For example, in 2016, we introduced Memories, our cloud storage service for Snaps, which increases our storage costs but does not currently generate revenue.

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, we recently launched Snap Games, a live, multi-player gaming experience, on Snapchat. There is no guarantee that such new lines of business, new products, and other initiatives will succeed or provide positive returns on our investment. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook also recently announced its intention to adopt more private ephemeral features into its various platforms, mimicking other aspects of Snapchat’s core use case. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, advertising networks, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;

•	changes as a result of legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of March 31, 2019, we had an accumulated deficit of $6.2 billion, and for the three months ended March 31, 2019, we experienced a net loss of $310.4 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, because we are headquartered in Los Angeles, we face significant competition in hiring and attracting qualified engineering, designers, and sales personnel to move to the Los Angeles area.

As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate employees. Additionally, many of our current employees received substantial amounts of our capital stock on or after our IPO, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. Additionally, if we issue significant equity to attract and retain employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

We have a short operating history and a continually evolving business model, which makes it difficult to evaluate our prospects and future financial results and increases the risk that we will not be successful.

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a short operating history and a continually evolving business model, based on reinventing the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section.

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

In addition, in December 2014, the U.S. Federal Trade Commission, or the FTC, resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.

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

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we exclude those users and estimate their ages based on a sample of the self-reported ages we do have. If our Daily Active Users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, like when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual months within the quarter that are significantly higher or lower than the quarterly average.

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

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. The California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The California Consumer Privacy Act also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect other state and federal legislative and regulatory bodies may enact similar legislation regarding the handling of personal data. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

We have made, and are continuing to make, investments to enable users and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. If we are not successful in our efforts to grow or effectively monetize our user base, or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

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

The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base. As part of that effort, we recently reorganized the structure and operations of our ad sales team. Although we believe the reorganization will improve the efficiency of our sales team and result in better service for our advertisers over the long term, the reorganization may not have the intended effect and we may experience disruptions and declines in revenue while our sales team and advertisers become accustomed to the new operations.

As our organization continues to mature and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance and seriously harm our business.

Our costs may increase faster than our revenue, which could seriously harm our business or increase our losses.

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

Foreign government initiatives and restrictions could seriously harm our business.

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. For example, access to Google Cloud, which currently powers most of our infrastructure, is restricted in China and may be restricted in other countries in the future, and we do not know if we will be able to enter the market in a manner acceptable to the local government. Any restriction on access to Snapchat due to foreign government actions or initiatives, or any withdrawal by us from certain countries because of such actions or initiatives, would give our competitors an opportunity to penetrate geographic markets that we cannot access and adversely affect our Daily Active Users. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

Our users may increasingly engage directly with our partners and advertisers instead of through Snapchat, which may negatively affect our revenue and seriously harm our business.

Using our products, some partners and advertisers not only can interact directly with our users but can also direct our users to content with third-party websites and products and downloads of third-party applications. The more our users engage with third-party websites and applications, the less engagement we may get from them, which would adversely affect the revenue we could earn from them. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement on content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.

If events occur that damage our brand or reputation, our business may be seriously harmed.

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

We and our founders also receive a high degree of media coverage globally. In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy practices, product changes, product quality, litigation, or regulatory activity, or regarding the actions of our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or slower user growth rates, any of which could seriously harm our business.

Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off employees in those markets, any of which may seriously harm our business.

We have expanded to new international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominately operate. In connection with our international expansion, we have also hired new employees in many of these markets. This international expansion may:

•	impede our ability to continuously monitor the performance of all of our employees;
•	result in hiring of employees who may not yet fully understand our business, products, and culture; or
•	cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.

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

When our employee equity awards vest, we must withhold taxes and remit them to relevant taxing authorities on behalf of employees. To fund the withholding and remittance obligations for equity awards, we have either used our existing cash or sold a portion of vested equity awards on behalf of our employees near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements. In the future, we may also sell equity on our behalf and use the proceeds to fund the withholding and remittance obligations for equity awards. Any of these methods may have an adverse effect on our financial condition.

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

Our products are highly technical and complex. Snapchat, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that physically harms a user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

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

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to monetary fines or other penalties or sanctions, divert management’s attention, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, we have been responding to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators are investigating issues related to allegations asserted in the class action about our IPO disclosures. While we do not have complete visibility into these investigations, our understanding is that these regulators are likely focused on IPO disclosures relating to competition from Instagram. We continue to believe the class action’s claims are meritless and our IPO disclosures were accurate and complete. We intend to continue to cooperate with these regulators on their subpoenas and requests for information.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. While we believe these claims are meritless, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, or DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter.

We may face lawsuits or incur liability based on information retrieved from or transmitted over the internet and then posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business could be seriously harmed.

We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 30 languages, and we have offices in more than ten countries. We plan to enter new international markets where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in Daily Active Users in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017 and significantly reforms the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.

In addition, since March 2018, the European Commission has considered several proposals for a European Council directive on the taxation of specified digital services. If enacted, the proposal initially would impose tax on applicable gross revenue at a 3% rate. Other jurisdictions, including the United Kingdom, are considering enacting similar tax regimes for digital services. A long-term regime would create a taxable presence for digital services and impose tax based on net income. If enacted, one or more of these or similar proposals could seriously harm our business.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in October 2019, subject to earlier withdrawal if an agreement is reached prior to that time or if certain conditions imposed by the European Union are not met. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies, as well as investments in other companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling equity to finance any such acquisition or investment would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

As our business expands, we have offered and may continue to offer credit to our partners to stay competitive, and as a result we may be exposed to credit risk of some of our partners, which may seriously harm our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2019, we had recorded a total of $744,982 of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2019, Mr. Spiegel and Mr. Murphy control approximately 98% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through March 31, 2019. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017, but as of March 29, 2019, the last trading day in March, the trading price of our Class A common stock had increased 100% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2019, we had outstanding a total of 1.1 billion shares of Class A common stock, 51.5 million shares of Class B common stock, and 226.3 million shares of Class C common stock. In addition, as of March 31, 2019, 187.9 million shares of Class A common stock, 2.4 million shares of Class B common stock, and 18.7 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 415.1 million shares (including options exercisable and RSAs subject to forfeiture as of March 31, 2019) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, in 2018 we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act which is time-consuming, costly, and complicated.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations will cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss this matter. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds for Initial Public Offering of Class A Common Stock

On March 1, 2017, our Registration Statement on Form S-1 (File No. 333-215866) was declared effective by the SEC for our initial public offering of Class A common stock, pursuant to which we sold an aggregate of 160,349,765 shares of our Class A common stock at a public offering price of $17.00 per share. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 1, 2017, as filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.1+	Transition Agreement by and between Snap Inc. and Tim Stone, dated February 5, 2019.	10-K	001-38017	10.26	February 6, 2019

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SNAP INC.

Date: April 23, 2019	/s/ Lara Sweet
Lara Sweet
Chief Financial Officer
(Principal Financial and Accounting Officer)