Form 10-Q
period 2019-06-30
Snap Inc
filed 2019-07-24
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(310) 399-3339

(Registrant's telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	SNAP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,103,779,150 shares outstanding as of July 18, 2019
Class B common stock, $0.00001 par value	47,581,741 shares outstanding as of July 18, 2019
Class C common stock, $0.00001 par value	227,914,380 shares outstanding as of July 18, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,660	22,514	45,979	44,068
Stock-based compensation	195,574	156,371	358,130	289,630
Deferred income taxes	291	17	25	253
Other	(1,399)	(5,893)	(3,316)	(9,287)
Gain on divestiture	(39,883)	—	(39,883)	—
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(39,751)	(13,926)	32,119	34,771
Prepaid expenses and other current assets	(4,761)	7,815	(4,490)	(2,624)
Operating lease right-of-use asset	11,809	—	21,621	—
Other assets	2,769	9,021	2,401	13,225
Accounts payable	21,009	(9,653)	24,099	(46,722)
Accrued expenses and other current liabilities	7,735	(19,356)	(6,588)	(29,505)
Operating lease liabilities	(16,781)	—	(27,251)	—
Other liabilities	113	7,054	768	13,959
Net cash used in operating activities	(95,789)	(199,346)	(161,967)	(431,327)
Cash flows from investing activities
Purchases of property and equipment	(7,633)	(34,901)	(19,447)	(71,216)
Sales of property and equipment	—	—	29	—
Proceeds from divestiture, net	73,796	—	73,796	—
Non-marketable investments	(450)	(21,010)	(2,700)	(21,010)
Purchases of marketable securities	(283,520)	(396,885)	(809,040)	(874,098)
Sales of marketable securities	77,489	—	77,489	45,007
Maturities of marketable securities	324,033	578,509	782,660	1,366,337
Other	1,000	(2,505)	1,000	(2,565)
Net cash provided by investing activities	184,715	123,208	103,787	442,455
Cash flows from financing activities
Proceeds from the exercise of stock options	1,342	1,914	6,938	47,723
Stock repurchases from employees for tax withholdings	—	—	—	(551)
Net cash provided by financing activities	1,342	1,914	6,938	47,172
Change in cash, cash equivalents, and restricted cash	90,268	(74,224)	(51,242)	58,300
Cash, cash equivalents, and restricted cash, beginning of period	247,464	469,531	388,974	337,007
Cash, cash equivalents, and restricted cash, end of period	$337,732	$395,307	$337,732	$395,307
Supplemental disclosures
Cash paid for income taxes, net	$(399)	$1,406	$(79)	$2,397

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$388,021	$262,263	$708,447	$492,929
Costs and expenses:
Cost of revenue	215,492	191,565	419,259	388,363
Research and development	236,199	203,246	452,384	404,232
Sales and marketing	111,504	101,685	209,386	203,798
General and administrative	129,644	123,609	248,297	246,908
Total costs and expenses	692,839	620,105	1,329,326	1,243,301
Operating loss	(304,818)	(357,842)	(620,879)	(750,372)
Interest income	7,446	6,600	15,262	12,704
Interest expense	(809)	(930)	(1,565)	(1,864)
Other income (expense), net	44,085	(61)	42,958	3,092
Loss before income taxes	(254,096)	(352,233)	(564,224)	(736,440)
Income tax benefit (expense)	(1,078)	(1,077)	(1,357)	(2,655)
Net loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.19)	$(0.27)	$(0.42)	$(0.58)
Diluted	$(0.19)	$(0.27)	$(0.42)	$(0.58)
Weighted average shares used in computation of net loss per share:
Basic	1,362,544	1,294,846	1,350,763	1,283,668
Diluted	1,362,544	1,294,846	1,350,763	1,283,668

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	312	450	621	493
Foreign currency translation	1,858	(13,206)	(1,666)	(6,443)
Total other comprehensive income (loss), net of tax	2,170	(12,756)	(1,045)	(5,950)
Total comprehensive income (loss)	$(253,004)	$(366,066)	$(566,626)	$(745,045)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$335,744	$387,149
Marketable securities	849,050	891,914
Accounts receivable, net of allowance	313,504	354,965
Prepaid expenses and other current assets	41,457	41,900
Total current assets	1,539,755	1,675,928
Property and equipment, net	185,440	212,560
Operating lease right-of-use assets	271,745	—
Intangible assets, net	79,811	126,054
Goodwill	628,474	632,370
Other assets	70,800	67,194
Total assets	$2,776,025	$2,714,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$51,902	$30,876
Operating lease liabilities	47,100	—
Accrued expenses and other current liabilities	240,935	261,815
Total current liabilities	339,937	292,691
Operating lease liabilities, noncurrent	311,663	—
Other liabilities	7,727	110,416
Total liabilities	659,327	403,107
Commitments and contingencies (Note 7)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 999,304 shares issued and outstanding at December 31, 2018, and 3,000,000 shares authorized, 1,096,653 shares issued and outstanding at June 30, 2019.	11	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 93,846 shares issued and outstanding at December 31, 2018, and 700,000 shares authorized, 47,582 shares issued and outstanding at June 30, 2019.	—	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 224,611 shares issued and outstanding at December 31, 2018, and 260,888 shares authorized, 227,914 shares issued and outstanding at June 30, 2019.	2	2
Additional paid-in capital	8,592,434	8,220,417
Accumulated other comprehensive income	2,102	3,147
Accumulated deficit	(6,477,851)	(5,912,578)
Total stockholders’ equity	2,116,698	2,310,999
Total liabilities and stockholders’ equity	$2,776,025	$2,714,106

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,057,135	11	939,247	$9	999,304	$10	883,022	$9
Shares issued in connection with exercise of stock options under stock-based compensation plans	464	—	802	—	1,724	—	15,249	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	34,899	—	15,176	1	48,281	—	27,286	1
Conversion of Class B voting common stock to Class A non-voting common stock	4,155	—	3,576	—	47,344	1	33,244	—
Balance, end of period	1,096,653	$11	958,801	$10	1,096,653	$11	958,801	$10
Class B voting common stock
Balance, beginning of period	51,510	1	96,957	1	93,846	1	122,564	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	139	—	95	—	789	—	2,977	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	88	—	995	—	291	—	2,174	—
Conversion of Class B voting common stock to Class A non-voting common stock	(4,155)	(1)	(3,576)	—	(47,344)	(1)	(33,244)	—
Balance, end of period	47,582	—	94,471	1	47,582	—	94,471	1
Class C voting common stock
Balance, beginning of period	226,287	2	218,235	2	224,611	2	216,616	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,627	—	1,656	—	3,303	—	3,275	—
Balance, end of period	227,914	2	219,891	2	227,914	2	219,891	2
Additional paid-in capital
Balance, beginning of period	—	8,388,608	—	7,813,325	—	8,220,417	—	7,634,825
Stock-based compensation expense	—	195,574	—	156,372	—	358,130	—	289,630
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	1,339	—	1,913	—	6,974	—	47,706
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	6,913	—	—	—	6,913	—	—
Stock repurchases from employees for tax withholdings	—	—	—	—	—	—	—	(551)
Balance, end of period	—	8,592,434	—	7,971,610	—	8,592,434	—	7,971,610
Accumulated deficit
Balance, beginning of period	—	(6,222,677)	—	(5,042,452)	—	(5,912,578)	—	(4,656,667)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	308	—	—
Net loss	—	(255,174)		(353,310)	—	(565,581)	—	(739,095)
Balance, end of period	—	(6,477,851)	—	(5,395,762)	—	(6,477,851)	—	(5,395,762)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(68)	—	20,963	—	3,147	—	14,157
Other comprehensive income (loss), net of tax	—	2,170	—	(12,756)	—	(1,045)	—	(5,950)
Balance, end of period	—	2,102	—	8,207	—	2,102	—	8,207
Total stockholders’ equity	1,372,149	$2,116,698	1,273,163	$2,584,068	1,372,149	$2,116,698	1,273,163	$2,584,068

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We do not expect this new standard will have a material impact on our consolidated financial statements.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
North America (1) (2)	$237,792	$171,619	$433,750	$338,558
Europe (3)	67,449	40,506	124,030	71,331
Rest of world	82,780	50,138	150,667	83,040
Total revenue	$388,021	$262,263	$708,447	$492,929

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $227.2 million and $165.9 million for the three months ended June 30, 2019 and 2018, respectively, and $416.0 million and $326.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the three and six months ended June 30, 2019 and 2018, our potentially dilutive shares relating to stock options, RSUs, RSAs, and common stock subject to repurchase were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common(3)	Class B Common(1)	Class C Common(2)
Numerator:
Net loss	$(200,295)	$(9,089)	$(45,790)	$(259,320)	$(26,064)	$(67,926)	$(440,465)	$(22,440)	$(102,676)	$(536,579)	$(58,763)	$(143,753)
Net loss attributable to common stockholders	$(200,295)	$(9,089)	$(45,790)	$(259,320)	$(26,064)	$(67,926)	$(440,465)	$(22,440)	$(102,676)	$(536,579)	$(58,763)	$(143,753)
Denominator:
Basic shares:
Weighted-average common shares – Basic	1,069,507	48,535	244,502	950,383	95,520	248,943	1,051,952	53,593	245,218	931,936	102,060	249,672
Diluted shares:
Weighted-average common shares – Diluted	1,069,507	48,535	244,502	950,383	95,520	248,943	1,051,952	53,593	245,218	931,936	102,060	249,672
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.19)	$(0.19)	$(0.27)	$(0.27)	$(0.27)	$(0.42)	$(0.42)	$(0.42)	$(0.58)	$(0.58)	$(0.58)
Diluted	$(0.19)	$(0.19)	$(0.19)	$(0.27)	$(0.27)	$(0.27)	$(0.42)	$(0.42)	$(0.42)	$(0.58)	$(0.58)	$(0.58)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2019	2018
	(in thousands)
Stock options	12,491	16,963
Unvested RSUs and RSAs	158,253	158,259

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

Restricted Stock Units

The following table summarizes the RSU activity during the six months ended June 30, 2019:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2018	149,638	492	$13.34
Granted	61,848	—	$9.00
Vested	(44,768)	(481)	$11.30
Forfeited	(16,392)	(2)	$13.28
Unvested at June 30, 2019	150,326	9	$12.18

RSUs granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 RSUs was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $94.6 million as of June 30, 2019 and is expected to be recognized over a weighted-average period of 1.2 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $1.3 billion as of June 30, 2019 and is expected to be recognized over a weighted-average period of 3.0 years. The service condition for Post-2017 RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 RSUs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

Additionally, we had 17.8 million and 22.4 million RSUs that were vested but have not yet settled as of June 30, 2019 and December 31, 2018, respectively. These RSUs are primarily related to the CEO award.

Restricted Stock Awards

The following table summarizes the RSA activity during the six months ended June 30, 2019:

	Class A Outstanding RSAs	Weighted- Average Grant Date Fair Value per RSA
	(in thousands, except per share data)
Unvested at December 31, 2018	8,134	$7.51
Granted	2,500	$11.42
Vested	(1,567)	$10.68
Forfeited	(1,149)	$5.85
Unvested at June 30, 2019	7,918	$8.36

The total fair value of RSAs vested during the six months ended June 30, 2019 and 2018 was $16.7 million and $6.3 million, respectively.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2019:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2018	13,322	2,969	$7.83	6.41	$34,567
Granted	—	—	$—	—	$—
Exercised	(1,724)	(790)	$2.76	—	$—
Forfeited	(1,257)	(29)	$13.89	—	$—
Outstanding at June 30, 2019	10,341	2,150	$8.22	5.77	$78,348

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2018 and June 30, 2019, respectively.

Total unrecognized compensation cost related to unvested stock options was $27.7 million as of June 30, 2019 and is expected to be recognized over a weighted-average period of 2.1 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,786	$1,467	$3,635	$1,743
Research and development	132,610	92,303	244,852	170,118
Sales and marketing	26,474	21,996	44,234	38,182
General and administrative	34,704	40,605	65,409	79,587
Total	$195,574	$156,371	$358,130	$289,630

5. Business Acquisitions and Divestitures

Placed, LLC

In June 2019, we divested our membership interest in Placed, LLC (“Placed”) to Foursquare Labs, Inc. (“Foursquare”). The total cash consideration received was $77.8 million, which includes amounts paid for severance and equity compensation. The remaining $66.9 million represents purchase consideration and we recognized a net gain on divestiture of $39.9 million, which is included in Other income (expense), net, on our consolidated statements of operations. The operating results of Placed were not material to our consolidated revenue or consolidated operating loss for all periods presented. We determined that Placed did not meet the criteria to be classified as discontinued operations.

Placed assets and liabilities on completion of the divestiture were as follows:

Total
(in thousands)
Trademarks, net	$1,052
Technology, net	14,193
Customer relationships, net	5,246
Goodwill	2,682
Other assets and liabilities, net	3,827
Total	$27,000

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2018	$632,370
Foreign currency translation	(1,214)
Divestitures	(2,682)
Balance as of June 30, 2019	$628,474

Intangible assets consisted of the following:

	June 30, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.5	$5,414	$4,825	$589
Trademarks	0.2	3,072	3,007	65
Acquired developed technology	3.5	149,223	83,563	65,660
Customer relationships	0.0	2,172	2,172	—
Patents	6.4	19,710	6,213	13,497
		$179,591	$99,780	$79,811

	December 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	5,414	$4,283	$1,131
Trademarks	1.4	5,772	4,076	1,696
Acquired developed technology	3.8	179,791	78,729	101,062
Customer relationships	2.1	15,572	8,012	7,560
Patents	6.9	19,710	5,105	14,605
		$226,259	$100,205	$126,054

Amortization of intangible assets was $9.0 million and $10.8 million for the three months ended June 30, 2019 and 2018, respectively, and $19.4 million and $21.6 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2019	$13,539
2020	23,213
2021	17,589
2022	10,887
2023	8,378
Thereafter	6,205
Total	$79,811

7. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, November 2018, and April 2019. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

The future minimum contractual commitment including commitments less than one year, as of June 30, 2019, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2019	$305,718
2020	632,022
2021	681,413
2022	382,401
2023	-
Thereafter	-
Total minimum commitments	$2,001,554

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2019. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2019.

8. Leases

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in thousands)
Operating lease expense	$13,206	$26,887
Sublease income	(1,268)	(2,193)
Total net lease costs	$11,938	$24,694

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

June 30, 2019
Weighted-average remaining lease term	7.1
Weighted-average discount rate	6.2%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of June 30, 2019 were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$34,024
2020	67,621
2021	66,490
2022	58,591
2023	55,765
Thereafter	164,835
Total lease payments	$447,326
Less: Imputed interest	(88,563)
Present value of lease liabilities	$358,763

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

Prior to January 1, 2019, we had several lease agreements where we were deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations was included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Net assets capitalized under build-to-suit leases were $48.4 million as of December 31, 2018. As part of the adoption of Topic 842, we derecognized those assets and liabilities and recorded the difference as an adjustment to accumulated deficit at January 1, 2019. These leases are included within the right-of-use asset and lease liability balances on our consolidated balance sheet as of June 30, 2019.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $16.7 million and $33.2 million for the three and six months ended June 30, 2019, respectively.

9. Fair Value Measurements

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

The following tables set forth our financial assets as of June 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis during the period:

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$275,644	$—	$—	$275,644
Level 1 securities:
U.S. government securities	630,566	541	(12)	631,095
U.S. government agency securities	154,109	39	(19)	154,129
Level 2 securities:
Corporate debt securities	30,713	56	—	30,769
Commercial paper	55,706	—	—	55,706
Certificates of deposit	37,451	—	—	37,451
Total	$1,184,189	$636	$(31)	$1,184,794

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$279,950	$—	$—	$279,950
Level 1 securities:
U.S. government securities	735,988	12	(175)	735,825
U.S. government agency securities	181,032	4	(36)	181,000
Level 2 securities:
Corporate debt securities	35,819	1	(18)	35,802
Commercial paper	33,193	—	—	33,193
Certificates of deposit	13,293	—	—	13,293
Total	$1,279,275	$17	$(229)	$1,279,063

Gross unrealized losses in a continuous loss position for 12 months or longer are not material as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we considered the decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. All of our marketable securities have contractual maturities of less than one year.

10. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Our income tax expense was $1.1 million and $1.4 million for the three and six months ended June 30, 2019, respectively, compared to a tax expense of $1.1 million and $2.7 million for the three and six months ended June 30, 2018, respectively.

11. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2018	$(368)	$3,515	$3,147
OCI before reclassifications (1)	590	(1,666)	(1,076)
Amounts reclassified from AOCI (2)	31	—	31
Net current period OCI	621	(1,666)	(1,045)
Balance at June 30, 2019	$253	$1,849	$2,102

(1)	Net of tax expense of $0.2 million for gains / losses on marketable securities.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

12. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Property and equipment, net:
United States	$166,835	$190,412
Rest of world (1)	18,605	22,148
Total property and equipment, net	$185,440	$212,560

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Second Quarter 2019 Results

Our key user metrics and financial results for the second quarter of 2019 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 203 million in Q2 2019, compared to 188 million in Q2 2018.
•	Average revenue per user, or ARPU, increased 37% to $1.91 in Q2 2019, compared to $1.40 in Q2 2018.

Financial Results

•	Cash used in operating activities was $(95.8) million in Q2 2019, compared to $(199.3) million in Q2 2018.
•	Free Cash Flow was $(103.4) million in Q2 2019, compared to $(234.2) million in Q2 2018.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,553 million at June 30, 2019, compared with 1,479 million one year ago.

•	Capital expenditures were $7.6 million in Q2 2019, compared to $34.9 million in Q2 2018.
•	Cash, cash equivalents, and marketable securities were $1.2 billion as of June 30, 2019.
•	Revenue increased 48% to $388.0 million in Q2 2019, compared to $262.3 million in Q2 2018.
•	Total costs and expenses, excluding stock-based compensation and related payroll tax expense, increased 7% to $489.4 million in Q2 2019, compared to $457.7 million in Q2 2018.
•	Operating loss decreased 15% to $(304.8) million in Q2 2019, compared to $(357.8) million in Q2 2018.
•	Net loss decreased 28% to $(255.2) million in Q2 2019, compared to $(353.3) million in Q2 2018.
•	Diluted net loss per share decreased 31% to $(0.19) in Q2 2019, compared to $(0.27) in Q2 2018.
•	Adjusted EBITDA decreased 53% to $(78.7) million in Q2 2019, compared to $(169.0) million in Q2 2018.

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

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We also break out Daily Active Users by geography because certain markets have a greater revenue opportunity and lower bandwidth costs. We had 203 million DAUs on average in the second quarter of 2019, an increase of 13 million from the prior quarter and 15 million from the second quarter of 2018. We believe DAUs declined in 2018 primarily due to changes in the design of our application and performance issues with the Android version of our application. In the second quarter of 2019, we experienced an increase in DAUs primarily as a result of the popularity of the new augmented reality lenses that we released in the quarter and the improvements that we have made to our application over the past year including the rebuild of our Android application. The impact of new features and product changes on user engagement is difficult to predict, and these results may not be indicative of future trends.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $388.0 million for the three months ended June 30, 2019, compared to revenue of $262.3 million for the same period in 2018, an increase of 48% year-over-year. In the six months ended June 30, 2019, we recorded revenue of $708.4 million compared to revenue of $492.9 million for the same period in 2018, an increase of 44% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools like Sponsored Lenses and Sponsored Geofilters, and measurement services. While our advertising business is still developing, it has grown rapidly.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

ARPU was $1.91 in the second quarter of 2019, up from $1.40 a year ago and $1.68 in the first quarter of 2019. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$388,021	$262,263	$708,447	$492,929
Operating loss	(304,818)	(357,842)	(620,879)	(750,372)
Net loss	(255,174)	(353,310)	(565,581)	(739,095)
Adjusted EBITDA(1)	(78,713)	(169,032)	(202,162)	(386,897)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our finance, legal, information technology, human resources, and other administrative teams. General and administrative expenses also include facilities and supporting overhead costs, including depreciation and amortization, and external professional services.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Interest Expense

Interest expense consists primarily of commitment fees and amortization of financing costs related to our revolving credit facility. In the prior period, interest expense also included interest on build-to-suit lease financing obligations.

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of non-marketable investment income and losses, and foreign currency transaction gains and losses. Other income (expense), net also includes any gains or losses on disposals of businesses.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$388,021	$262,263	$708,447	$492,929
Costs and expenses(1) (2):
Cost of revenue	215,492	191,565	419,259	388,363
Research and development	236,199	203,246	452,384	404,232
Sales and marketing	111,504	101,685	209,386	203,798
General and administrative	129,644	123,609	248,297	246,908
Total costs and expenses	692,839	620,105	1,329,326	1,243,301
Operating loss	(304,818)	(357,842)	(620,879)	(750,372)
Interest income	7,446	6,600	15,262	12,704
Interest expense	(809)	(930)	(1,565)	(1,864)
Other income (expense), net	44,085	(61)	42,958	3,092
Loss before income taxes	(254,096)	(352,233)	(564,224)	(736,440)
Income tax benefit (expense)	(1,078)	(1,077)	(1,357)	(2,655)
Net loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Adjusted EBITDA(3)	$(78,713)	$(169,032)	$(202,162)	$(386,897)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$1,786	$1,467	$3,635	$1,743
Research and development	132,610	92,303	244,852	170,118
Sales and marketing	26,474	21,996	44,234	38,182
General and administrative	34,704	40,605	65,409	79,587
Total	$195,574	$156,371	$358,130	$289,630

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,642	$5,610	$11,788	$10,812
Research and development	7,188	9,489	15,838	18,280
Sales and marketing	3,045	3,991	7,060	7,560
General and administrative	6,785	3,424	11,293	7,416
Total	$22,660	$22,514	$45,979	$44,068

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	56	73	59	79
Research and development	61	77	64	82
Sales and marketing	29	39	30	41
General and administrative	33	47	35	50
Total costs and expenses	179	236	188	252
Operating loss	79	136	88	152
Interest income	2	3	2	3
Interest expense	—	—	—	—
Other income (expense), net	11	—	6	1
Loss before income taxes	65	134	80	149
Income tax benefit (expense)	—	—	—	1
Net loss	66%	135%	80%	150%

Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$388,021	$262,263	$708,447	$492,929
Revenue as a dollar change		$125,758		$215,518
Revenue as a percentage change		48%		44%

Revenue for the three months ended June 30, 2019 increased $125.8 million, or 48%, compared to the same period in 2018. Revenue was $708.4 million for the six months ended June 30, 2019, compared to $492.9 million for the same period in 2018. Revenue increased primarily due to an increase in the number of impressions delivered, which reflected growing advertiser demand. We continue to optimize our self-serve platform, enabling advertisers to more easily access our inventory and reach more users at a lower price compared to the prior period.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of Revenue	$215,492	$191,565	$419,259	$388,363
Cost of Revenue as a dollar change		$23,927		$30,896
Cost of Revenue as a percentage change		12%		8%

Cost of revenue for the three and six months ended June 30, 2019 increased $23.9 million and $30.9 million, respectively, compared to the same periods in 2018. The increase in cost of revenue primarily consisted of increased revenue share costs of $13.3 million and $16.4 million for the three and six months ended June 30, 2019, respectively, consistent with our overall increase in revenue. Additionally, the increase was driven by increased infrastructure costs attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Research and Development Expenses	$236,199	$203,246	$452,384	$404,232
Research and Development Expenses as a dollar change		$32,953		$48,152
Research and Development Expenses as a percentage change		16%		12%

Research and development expenses for the three months ended June 30, 2019 increased $33.0 million, or 16%, compared to the same period in 2018. The increase was primarily driven by an increase in stock-based compensation expense of $40.3 million, partially offset by a decrease in other personnel-related costs.

Research and development expenses for the six months ended June 30, 2019 increased $48.2 million, or 12%, compared to the same period in 2018. The increase was driven by an increase in stock-based compensation expense of $74.7 million, partially offset by a decrease in other personnel-related costs. The prior period included a $24.6 million stock-based compensation forfeiture benefit related to the reduction in force.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing Expenses	$111,504	$101,685	$209,386	$203,798
Sales and Marketing Expenses as a dollar change		$9,819		$5,588
Sales and Marketing Expenses as a percentage change		10%		3%

Sales and marketing expenses for the three and six months ended June 30, 2019 increased $9.8 million and $5.6 million, respectively, compared to the same periods in 2018. The increase primarily consisted of increased commissions, consistent with the increase in revenue and an increase in stock-based compensation expense.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
General and Administrative Expenses	$129,644	$123,609	$248,297	$246,908
General and Administrative Expenses as a dollar change		$6,035		$1,389
General and Administrative Expenses as a percentage change		5%		1%

General and administrative expenses for the three months ended June 30, 2019 increased $6.0 million, or 5%, compared to the same period in 2018. The increase was driven by an increase in professional service fees and losses on the disposal of assets in the current period.

General and administrative expenses for the six months ended June 30, 2019 increased $1.4 million, or 1%, compared to the same period in 2018. The increase was primarily driven by an increase in professional service fees and losses on the disposal of assets in the current period, partially offset by a decrease in personnel expenses, largely due to a decrease in stock-based compensation expense.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Income	$7,446	$6,600	$15,262	$12,704
Interest Income as a dollar change		$846		$2,558
Interest Income as a percentage change		13%		20%

Interest income for the three and six months ended June 30, 2019 increased $0.8 million and $2.6 million, respectively, compared to the same periods in 2018. The increase was primarily a result of higher interest rates on U.S. government-backed securities, partially offset by a lower overall invested cash balance.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Expense	$(809)	$(930)	$(1,565)	$(1,864)
Interest Expense as a dollar change		$121		$299
Interest Expense as a percentage change		(13)%		(16)%

Interest expense for the three and six months ended June 30, 2019 decreased $0.1 million and $0.3 million, respectively, compared to the same periods in 2018. Interest expense in the 2019 periods was composed primarily of interest on commitment fees and amortization of costs related to our revolving credit facility. In the 2018 periods, interest expense also included interest on build-to-suit lease financing obligations.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$44,085	$(61)	$42,958	$3,092
Other Income (Expense), Net as a dollar change		$44,146		$39,866
Other Income (Expense), Net as a percentage change		NM		NM

Other income, net for the three months ended June 30, 2019 was $44.1 million compared to other expense, net of $(0.1) million in the same period in 2018. Other income, net for the six months ended June 30, 2019 was $43.0 million, compared to $3.1 million for the same period in 2018. Other income, net in the current period was primarily a result of a gain of $39.9 million on the divestiture of Placed, as well as gains on non-marketable investments and foreign currency transaction gains. Other income, net in the comparable periods in 2018 consisted of gains on non-marketable investments offset by foreign currency transaction losses.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
	(NM = Not Meaningful)
Income Tax Benefit (Expense)	$(1,078)	$(1,077)	$(1,357)	$(2,655)
Income Tax Benefit (Expense) as a dollar change		$(1)		$1,298
Income Tax Benefit (Expense) as a percentage change		NM		(49)%
Effective Tax Rate	(0.4)%	(0.3)%	(0.2)%	(0.4)%

Income tax expense for the three and six months ended June 30, 2019 was $(1.1) million and $(1.4) million, respectively, compared to a tax expense of $(1.1) million and $(2.7) million, respectively, for the same periods in 2018.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Net Loss as a dollar change		$98,136		$173,514
Net Loss as a percentage change		(28)%		(23)%

Adjusted EBITDA	$(78,713)	$(169,032)	$(202,162)	$(386,897)
Adjusted EBITDA as a dollar change		$90,319		$184,735
Adjusted EBITDA as a percentage change		(53)%		(48)%

Net loss for the three and six months ended June 30, 2019 was $(255.2) million and $(565.6) million, respectively, compared to $(353.3) million and $(739.1) million for the same period in 2018, respectively. Adjusted EBITDA for the three and six months ended June 30, 2019 was $(78.7) million and $(202.2) million, respectively, compared to $(169.0) million and $(386.9) million for the same periods in 2018, respectively.

The decrease in net loss was driven by increased revenue, primarily due to an increase in the number of impressions delivered, partially offset by an increase in stock-based compensation expense of $39.2 million and $68.5 million for the three and six months ended June 30, 2019, respectively. The decrease in Adjusted EBITDA was driven by increased revenues and partially offset by increased cost of revenue expenses. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(95,789)	$(199,346)	$(161,967)	$(431,327)
Less:
Purchases of property and equipment	(7,633)	(34,901)	(19,447)	(71,216)
Free Cash Flow	$(103,422)	$(234,247)	$(181,414)	$(502,543)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(255,174)	$(353,310)	$(565,581)	$(739,095)
Add (deduct):
Interest income	(7,446)	(6,600)	(15,262)	(12,704)
Interest expense	809	930	1,565	1,864
Other (income) expense, net	(44,085)	61	(42,958)	(3,092)
Income tax (benefit) expense	1,078	1,077	1,357	2,655
Depreciation and amortization	22,660	22,514	45,979	44,068
Stock-based compensation expense	195,574	156,371	358,130	289,630
Payroll tax expense related to stock-based compensation	7,871	5,997	14,608	15,965
Reduction in force charges	—	—	—	9,884
Lease exit charges	—	3,928	—	3,928
Adjusted EBITDA	$(78,713)	$(169,032)	$(202,162)	$(386,897)

Reduction in force charges for the three months ended March 31, 2018 were related to a reduction in force plan impacting approximately 7% of our then global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. For the three months ended June 30, 2018, we recorded a lease exit charge of $3.9 million. The charge reflects the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of sublease income. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, for the three months ended March 31, 2018, we recognized a stock-based compensation forfeiture benefit of $31.5 million, which is included in stock-based compensation expense above for the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $1.2 billion as of June 30, 2019, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. As of June 30, 2019, no amounts were outstanding under the Credit Facility.

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

As of June 30, 2019, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(95,789)	$(199,346)	$(161,967)	$(431,327)
Net cash provided by investing activities	184,715	123,208	103,787	442,455
Net cash provided by financing activities	1,342	1,914	6,938	47,172
Change in cash, cash equivalents, and restricted cash	$90,268	$(74,224)	$(51,242)	$58,300
Free Cash Flow (1)	$(103,422)	$(234,247)	$(181,414)	$(502,543)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Six Months Ended June 30, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $103.6 million in the three months ended June 30, 2019 compared to the same period in 2018. Net cash used in operating activities was $95.8 million for the three months ended June 30, 2019, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $195.6 million and depreciation and amortization expense of $22.7 million, partially offset by a $39.9 million gain on the divestiture of Placed. Net cash used in operating activities for the three months ended June 30, 2019 was also driven by a $39.8 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accounts payable of $21.0 million primarily due to the timing of payments.

Net cash used in operating activities decreased $269.4 million in the six months ended June 30, 2019 compared to the same period in 2018. Net cash used in operating activities was $162.0 million for the six months ended June 30, 2019, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $358.1 million, and depreciation and amortization expense of $46.0 million, partially offset by a $39.9 million gain on the divestiture of Placed. Net cash used in operating activities for the six months ended June 30, 2019 was also partially offset by a $32.1 million decrease in the accounts receivable balance due to the seasonality in our advertising business and an increase in accounts payable of $24.1 million primarily due to timing of payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $184.7 million for the three months ended June 30, 2019, compared to net cash provided by investing activities of $123.2 million for the same period in 2018. Our investing activities in the three months ended June 30, 2019 consisted of $73.8 million of net proceeds from the divestiture of Placed and sales and maturities of marketable securities of $401.5 million, partially offset by the purchase of marketable securities of $283.5 million. Net cash provided by investing activities in the prior period consisted of sales and maturities of marketable securities of $578.5 million, partially offset by the purchase of marketable securities of $396.9 million.

Net cash provided by investing activities was $103.8 million for the six months ended June 30, 2019, compared to net cash provided by investing activities of $442.5 million for the same period in 2018. Our investing activities in the six months ended June 30, 2019 consisted of $73.8 million of net proceeds from the divestiture of Placed and sales and maturities of marketable securities of $860.1 million, partially offset by the purchase of marketable securities of $809.0 million. Net cash provided by investing activities in the prior period consisted of sales and maturities of marketable securities of $1.4 billion, partially offset by the purchase of marketable securities of $874.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended June 30, 2019, compared to net cash provided by financing activities of $1.9 million for the same period in 2018. Our financing activities consisted of proceeds from the exercise of stock options in both periods.

Net cash provided by financing activities was $6.9 million and $47.2 million for the six months ended June 30, 2019 and 2018, respectively. Our financing activities consisted primarily of proceeds from the exercise of stock options in both periods.

Free Cash Flow

Free Cash Flow was $(103.4) million and $(234.2) million in the three months ended June 30, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $7.6 million and $34.9 million for the three months ended June 30, 2019 and 2018, respectively.

Free Cash Flow was $(181.4) million and $(502.5) million in the six months ended June 30, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $19.4 million and $71.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2019:

	Total	Less than 1 Year (Remainder of 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,959,349	$281,669	$1,295,347	$382,333	$—
Lease commitments	447,326	34,024	134,111	114,356	164,835
Other commitments	42,205	24,049	18,088	68	—
Total contractual commitments	$2,448,880	$339,742	$1,447,546	$496,757	$164,835

For additional discussion on our data hosting and other purchase commitments, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, November 2018, and April 2019. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $335.7 million and $387.1 million at June 30, 2019 and December 31, 2018, respectively. We had marketable securities totaling $849.1 million and $891.9 million at June 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consist of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

Foreign Currency Risk

For the three and six months ended June 30, 2019, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and six months ended June 30, 2019, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and six months ended June 30, 2019, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 203 million Daily Active Users on average in the quarter ended June 30, 2019. We view Daily Active Users as a critical measure of our user engagement, and adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate may decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our Daily Active Users increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our Daily Active Users growth rate slows or remains stagnant, or we have a decline in Daily Active Users, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, our Daily Active Users may not continue to grow. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users engage more with competing products instead of ours;
•	our competitors continue to mimic our products and therefore harm our user engagement and growth;

•	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
•

there are changes in our products that are mandated or prompted by legislation, regulatory authorities, or litigation, including settlements or consent decrees, that adversely affect the user experience;

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

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we historically prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To maintain and continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. In 2018, we believe our Daily Active Users declined partially due to continued performance issues with the Android version of our application. If we are unable to continue to improve the operability of our products on smartphones with Android operating systems, including through our recent rewrite of the Snapchat application for the Android operating system, or if improvements to our products do not retain existing users or attract new users, our business could be seriously harmed.

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application stores may impact the accessibility, speed, functionality, and other performance aspects of our products and features, which issues are likely to occur in the future from time to time. In addition, the proposal or adoption of any laws or regulations that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business.

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

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2.0 billion with Google Cloud over five years (beginning January 2017) and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud or similar providers.

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

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data. The California Consumer Privacy Act also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies are considering similar legislation on how to handle personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

•	a diminished or stagnant growth in the number of Daily Active Users on Snapchat;
•	a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	our inability to create new products that sustain or increase the value of our advertisements;
•	changes in our user demographics that make us less attractive to advertisers;
•	lack of ad creative availability by our advertising partners;
•	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;

•	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
•	changes in our analytics and measurement solutions that demonstrate the value of our advertisements and other commercial content;
•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 98% of the voting power of our outstanding capital stock as of June 30, 2019. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock that vested on the closing of our IPO with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior, or by introducing performance and quality issues. For example, in 2017, we transitioned most of our Snap Ads sales to a self-serve platform, which decreased average advertising prices. In 2018, we started moving our advertisements in our Creative Tools to a self-serve platform. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the re-development of our application for Android users, is particularly difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our Daily Active Users or user activity. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, advertising networks, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our Daily Active Users;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;

•	changes as a result of actual or proposed legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of June 30, 2019, we had an accumulated deficit of $(6.5) billion, and for the three months ended June 30, 2019, we experienced a net loss of $(255.2) million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, like when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. And at the same time, advertisers and partners may be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

•	we fail to increase or maintain Daily Active Users;
•	we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	partners do not create engaging content for users or renew their agreements with us;
•	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
•	advertisers do not continue to introduce engaging advertisements;
•	advertisers reduce their advertising on Snapchat;
•	we fail to maintain good relationships with advertisers or attract new advertisers; or
•	the content on Snapchat does not maintain or gain popularity.

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

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to monetary fines or other penalties or sanctions, divert management’s attention, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, we have responded to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators have been investigating issues related to allegations asserted in our federal securities class action about our IPO disclosures. While we do not have complete visibility into these investigations, our understanding is that these regulators have likely been focused on IPO disclosures relating to competition from Instagram. In May 2019, the government decided not to seek an extension of a judicial stay that it had previously requested in our federal securities class action. We continue to believe the class action’s claims are meritless and our IPO disclosures were accurate and complete. We intend to continue to cooperate with these regulators on any further subpoenas and requests for information.

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

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, or DMCA, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation, and members of Congress have proposed further amendments in 2019. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In June 2018, the U.S. District Court for the Central District of California denied our motion to dismiss the consolidated federal matter.

We may face lawsuits or incur liability based on information posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018 and proposed amendments in 2019, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business could be seriously harmed.

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business.

For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on us and on holders of our common stock is uncertain and could seriously harm our business.

In addition, many jurisdictions and intergovernmental organizations have been discussing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Some jurisdictions have enacted taxes based on gross receipts applicable to digital services, which will likely apply to our business. The Organisation for Economic Co-operation and Development has been working on a proposal that may change how taxable presence for digital services is defined and result in the imposition of taxes based on net income in countries where we have no physical presence. One or more of these or similar measures could seriously harm our business.

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

Additionally, the Tax Act, which was enacted in December 2017, significantly reformed the Code, including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2019, we had recorded a total of $708.3 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on one contract manufacturer to build Spectacles. Our contract manufacturer is vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturer’s quality systems and controls, and therefore must rely on our manufacturer to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. Furthermore, any adverse change in our contract manufacturer’s financial or business condition or our relationship with the contract manufacturer could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2019, Mr. Spiegel and Mr. Murphy control approximately 98% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through June 30, 2019. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017, but as of June 28, the last trading day in June, the trading price of our Class A common stock had increased over 150% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2019, we had outstanding a total of 1.1 billion shares of Class A common stock, 47.6 million shares of Class B common stock, and 227.9 million shares of Class C common stock. In addition, as of June 30, 2019, 160.7 million shares of Class A common stock, 2.2 million shares of Class B common stock, and 15.6 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 418.5 million shares (including options exercisable and RSAs subject to forfeiture as of June 30, 2019) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations have caused and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm

On July 18, 2019, we held our 2019 annual meeting of stockholders. That same day, the holders of an aggregate of 227,914,380 shares of our Class C common stock, representing an aggregate of 98% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Joanna Coles, A.G. Lafley, Stanley Meresman, Scott D. Miller, Poppy Thorpe, and Christopher Young. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.

Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2019.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

10.1+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019.	8-K	001-38017	10.1	May 20, 2019

10.2#	Amendment No. 8 to Google Platform License Agreement, by and between Google LLC and Snap Inc., dated April 3, 2019.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601(b)(10) of Regulation S-K.
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

SNAP INC.

Date: July 23, 2019	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2019	/s/ Lara Sweet
Lara Sweet
Chief Accounting Officer
(Principal Accounting Officer)