Form 10-Q
period 2019-09-30
Snap Inc
filed 2019-10-23
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,138,349,322 shares outstanding as of October 17, 2019
Class B common stock, $0.00001 par value	32,056,088 shares outstanding as of October 17, 2019
Class C common stock, $0.00001 par value	229,564,537 shares outstanding as of October 17, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,646	24,898	66,625	68,966
Stock-based compensation	161,228	126,809	519,358	416,439
Deferred income taxes	170	(124)	195	129
Lease exit charges	—	29,340	—	33,268
Gain on divestiture	—	—	(39,883)	—
Amortization of debt discount and issuance costs	6,412	—	6,412	—
Other	(1,245)	8,608	(4,561)	(679)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(62,855)	(18,834)	(30,736)	15,937
Prepaid expenses and other current assets	(490)	(435)	(4,980)	(3,059)
Operating lease right-of-use asset	35,633	—	57,254	—
Other assets	2,139	7,089	4,540	20,314
Accounts payable	4,220	2,084	28,319	(44,638)
Accrued expenses and other current liabilities	23,243	14,841	16,655	(14,664)
Operating lease liabilities	(36,008)	—	(63,259)	—
Other liabilities	(1,867)	(1,671)	(1,099)	8,360
Net cash used in operating activities	(76,149)	(132,543)	(238,116)	(563,870)
Cash flows from investing activities
Purchases of property and equipment	(7,938)	(26,285)	(27,385)	(97,501)
Sales of property and equipment	—	—	29	—
Proceeds from divestiture, net	—	—	73,796	—
Non-marketable investments	(1,050)	(250)	(3,750)	(21,260)
Purchases of marketable securities	(1,115,358)	(444,369)	(1,924,398)	(1,318,467)
Sales of marketable securities	24,948	—	102,437	45,007
Maturities of marketable securities	411,079	560,465	1,193,739	1,926,802
Other	—	—	1,000	(2,565)
Net cash provided by (used in) investing activities	(688,319)	89,561	(584,532)	532,016
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,251,848	—	1,251,848	—
Purchase of capped calls	(102,086)	—	(102,086)	—
Proceeds from the exercise of stock options	7,788	142	14,726	47,865
Stock repurchases from employees for tax withholdings	—	—	—	(551)
Net cash provided by financing activities	1,157,550	142	1,164,488	47,314
Change in cash, cash equivalents, and restricted cash	393,082	(42,840)	341,840	15,460
Cash, cash equivalents, and restricted cash, beginning of period	337,732	395,307	388,974	337,007
Cash, cash equivalents, and restricted cash, end of period	$730,814	$352,467	$730,814	$352,467
Supplemental disclosures
Cash paid for income taxes, net	$643	$758	$564	$3,155

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$446,199	$297,695	$1,154,646	$790,624
Costs and expenses:
Cost of revenue	223,140	197,554	642,399	585,917
Research and development	211,599	203,510	663,983	607,742
Sales and marketing	123,240	97,552	332,626	301,350
General and administrative	117,073	122,450	365,370	369,358
Total costs and expenses	675,052	621,066	2,004,378	1,864,367
Operating loss	(228,853)	(323,371)	(849,732)	(1,073,743)
Interest income	10,317	7,011	25,579	19,715
Interest expense	(8,654)	(919)	(10,219)	(2,783)
Other income (expense), net	(1,481)	(7,625)	41,477	(4,533)
Loss before income taxes	(228,671)	(324,904)	(792,895)	(1,061,344)
Income tax benefit (expense)	1,296	(244)	(61)	(2,899)
Net loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.16)	$(0.25)	$(0.58)	$(0.83)
Diluted	$(0.16)	$(0.25)	$(0.58)	$(0.83)
Weighted average shares used in computation of net loss per share:
Basic	1,393,358	1,309,918	1,364,327	1,277,293
Diluted	1,393,358	1,309,918	1,364,327	1,277,293

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(12)	71	609	564
Foreign currency translation	(9,263)	(1,808)	(10,929)	(8,251)
Total other comprehensive income (loss), net of tax	(9,275)	(1,737)	(10,320)	(7,687)
Total comprehensive income (loss)	$(236,650)	$(326,885)	$(803,276)	$(1,071,930)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$728,828	$387,149
Marketable securities	1,531,902	891,914
Accounts receivable, net of allowance	374,090	354,965
Prepaid expenses and other current assets	42,243	41,900
Total current assets	2,677,063	1,675,928
Property and equipment, net	177,073	212,560
Operating lease right-of-use assets	250,225	—
Intangible assets, net	72,371	126,054
Goodwill	621,758	632,370
Other assets	65,882	67,194
Total assets	$3,864,372	$2,714,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,572	$30,876
Operating lease liabilities	49,725	—
Accrued expenses and other current liabilities	262,766	261,815
Total current liabilities	369,063	292,691
Convertible senior notes, net	880,391	—
Operating lease liabilities, noncurrent	284,798	—
Other liabilities	5,705	110,416
Total liabilities	1,539,957	403,107
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 999,304 shares issued and outstanding at December 31, 2018, and 3,000,000 shares authorized, 1,132,915 shares issued and outstanding at September 30, 2019.	11	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 93,846 shares issued and outstanding at December 31, 2018, and 700,000 shares authorized, 32,057 shares issued and outstanding at September 30, 2019.	—	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 224,611 shares issued and outstanding at December 31, 2018, and 260,888 shares authorized, 229,564 shares issued and outstanding at September 30, 2019.	2	2
Additional paid-in capital	9,036,801	8,220,417
Accumulated other comprehensive income (loss)	(7,173)	3,147
Accumulated deficit	(6,705,226)	(5,912,578)
Total stockholders’ equity	2,324,415	2,310,999
Total liabilities and stockholders’ equity	$3,864,372	$2,714,106

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,096,653	11	958,801	10	999,304	$10	883,022	$9
Shares issued in connection with exercise of stock options under stock-based compensation plans	1,300	—	262	—	3,024	—	15,511	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	19,055	(1)	15,252	(1)	67,336	—	42,538	—
Conversion of Class B voting common stock to Class A non-voting common stock	15,907	1	1,751	—	63,251	1	34,995	—
Balance, end of period	1,132,915	$11	976,066	$9	1,132,915	$11	976,066	$9
Class B voting common stock
Balance, beginning of period	47,582	—	94,471	1	93,846	1	122,564	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	373	—	224	—	1,162	—	3,201	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	9	—	717	—	300	—	2,891	—
Conversion of Class B voting common stock to Class A non-voting common stock	(15,907)	—	(1,751)	—	(63,251)	(1)	(34,995)	—
Balance, end of period	32,057	—	93,661	1	32,057	—	93,661	1
Class C voting common stock
Balance, beginning of period	227,914	2	219,891	2	224,611	2	216,616	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,650	—	1,600	—	4,953	—	4,875	—
Balance, end of period	229,564	2	221,491	2	229,564	2	221,491	2
Additional paid-in capital
Balance, beginning of period	—	8,592,434	—	7,971,610	—	8,220,417	—	7,634,825
Stock-based compensation expense	—	161,228	—	126,809	—	519,358	—	416,439
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	7,794	—	100	—	14,768	—	47,806
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	—	—	6,913	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	(1)	—	—	—	(1)	—	—
Stock repurchases from employees for tax withholdings	—	—	—	—	—	—	—	(551)
Equity component of convertible senior notes, net	—	377,432	—	—	—	377,432	—	—
Purchase of capped calls	—	(102,086)	—	—	—	(102,086)	—	—
Balance, end of period	—	9,036,801	—	8,098,519	—	9,036,801	—	8,098,519
Accumulated deficit
Balance, beginning of period	—	(6,477,851)	—	(5,395,762)	—	(5,912,578)	—	(4,656,667)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	308	—	—
Net loss	—	(227,375)	—	(325,148)	—	(792,956)	—	(1,064,243)
Balance, end of period	—	(6,705,226)	—	(5,720,910)	—	(6,705,226)	—	(5,720,910)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	2,102	—	8,207	—	3,147	—	14,157
Other comprehensive income (loss), net of tax	—	(9,275)	—	(1,737)	—	(10,320)	—	(7,687)
Balance, end of period	—	(7,173)	—	6,470	—	(7,173)	—	6,470
Total stockholders’ equity	1,394,536	$2,324,415	1,291,218	$2,384,092	1,394,536	$2,324,415	1,291,218	$2,384,092

See Notes to Consolidated Financial Statements.

Snap Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, excess inventory reserves, lease exit charges, forfeiture rate, the fair value of convertible senior notes, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Convertible Notes

We account for the convertible senior notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, is calculated by deducting the fair value of the liability component from the total principal of the Convertible Notes. This amount represents a debt discount which is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method, which maintains a constant rate of interest expense based on the increasing carrying value of the debt.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective approach. We elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. We also elected the short-term lease practical expedient, which allowed us to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, we elected the lease and non-lease components practical expedient, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $284.5 million and $375.4 million, respectively, on our consolidated balance sheets as of March 31, 2019. The impact of the adoption was recorded as an adjustment to accumulated deficit as of January 1, 2019 and was not material. The standard did not have a material impact on our consolidated statements of operations or cash flows.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
North America (1) (2)	$280,072	$196,320	$713,822	$534,878
Europe (3)	78,967	49,033	202,997	120,364
Rest of world (4)	87,160	52,342	237,827	135,382
Total revenue	$446,199	$297,695	$1,154,646	$790,624

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $269.2 million and $188.5 million for the three months ended September 30, 2019 and 2018, respectively, and $685.3 million and $515.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Europe includes Russia and Turkey.
(4)	Greater China revenue was $44.8 million for the three months ended September 30, 2019.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the Convertible Notes on diluted net loss per share, subject to meeting the criteria for using the treasury stock method in future periods. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, Convertible Notes, and common stock subject to repurchase were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common(3)	Class B Common(1)	Class C Common(2)
Numerator:
Net loss	$(181,409)	$(6,308)	$(39,658)	$(240,299)	$(23,423)	$(61,426)	$(622,641)	$(28,223)	$(142,092)	$(777,184)	$(79,652)	$(207,407)
Net loss attributable to common stockholders	$(181,409)	$(6,308)	$(39,658)	$(240,299)	$(23,423)	$(61,426)	$(622,641)	$(28,223)	$(142,092)	$(777,184)	$(79,652)	$(207,407)
Denominator:
Basic shares:
Weighted-average common shares – Basic	1,111,678	38,658	243,022	968,090	94,364	247,464	1,071,290	48,559	244,478	932,767	95,598	248,928
Diluted shares:
Weighted-average common shares – Diluted	1,111,678	38,658	243,022	968,090	94,364	247,464	1,071,290	48,559	244,478	932,767	95,598	248,928
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.16)	$(0.16)	$(0.25)	$(0.25)	$(0.25)	$(0.58)	$(0.58)	$(0.58)	$(0.83)	$(0.83)	$(0.83)
Diluted	$(0.16)	$(0.16)	$(0.16)	$(0.25)	$(0.25)	$(0.25)	$(0.58)	$(0.58)	$(0.58)	$(0.83)	$(0.83)	$(0.83)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2019	2018
	(in thousands)
Stock options	10,892	16,999
Unvested RSUs and RSAs	159,990	141,179
Convertible Notes (if-converted)	55,468	—

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

Restricted Stock Units

The following table summarizes the RSU activity during the nine months ended September 30, 2019:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2018	149,638	492	$13.34
Granted	81,560	—	$10.66
Vested	(60,577)	(490)	$11.76
Forfeited	(19,431)	(2)	$13.22
Unvested at September 30, 2019	151,190	—	$12.55

RSUs granted to employees before January 1, 2017 (“Pre-2017 RSUs”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 RSUs was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 RSUs was $60.4 million as of September 30, 2019 and is expected to be recognized over a weighted-average period of 1.0 years.

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). Total unrecognized compensation cost related to Post-2017 RSUs was $1.4 billion as of September 30, 2019 and is expected to be recognized over a weighted-average period of 3.0 years. The service condition for Post-2017 RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 RSUs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

Additionally, we had 13.7 million and 22.4 million RSUs that were vested but have not yet settled as of September 30, 2019 and December 31, 2018, respectively. These RSUs are primarily related to the CEO award.

Restricted Stock Awards

The following table summarizes the RSA activity during the nine months ended September 30, 2019:

	Class A Outstanding RSAs	Weighted- Average Grant Date Fair Value per RSA
	(in thousands, except per share data)
Unvested at December 31, 2018	8,134	$7.51
Granted	3,975	$12.61
Vested	(2,160)	$10.16
Forfeited	(1,149)	$5.85
Unvested at September 30, 2019	8,800	$9.39

Total unrecognized compensation cost related to RSAs was $80.0 million as of September 30, 2019 and is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2019:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2018	13,322	2,969	$7.83	6.41	$34,567
Granted	118	—	$14.69	—	$—
Exercised	(3,024)	(1,162)	$3.52	—	$—
Forfeited	(1,302)	(29)	$13.88	—	$—
Outstanding at September 30, 2019	9,114	1,778	$8.82	5.80	$76,421

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2018 and September 30, 2019, respectively.

Total unrecognized compensation cost related to unvested stock options was $23.0 million as of September 30, 2019 and is expected to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,332	$1,368	$4,967	$3,111
Research and development	108,176	95,329	353,028	265,447
Sales and marketing	23,333	25,082	67,567	63,264
General and administrative	28,387	5,030	93,796	84,617
Total	$161,228	$126,809	$519,358	$416,439

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2018	$632,370
Foreign currency translation	(7,930)
Divestitures	(2,682)
Balance as of September 30, 2019	$621,758

Intangible assets consisted of the following:

	September 30, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.1	$5,414	$5,096	$318
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.3	148,298	89,189	59,109
Customer relationships	—	2,172	2,172	—
Patents	6.2	19,710	6,766	12,944
		$178,666	$106,295	$72,371

	December 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	5,414	$4,283	$1,131
Trademarks	1.4	5,772	4,076	1,696
Acquired developed technology	3.8	179,791	78,729	101,062
Customer relationships	2.1	15,572	8,012	7,560
Patents	6.9	19,710	5,105	14,605
		$226,259	$100,205	$126,054

Amortization of intangible assets was $6.9 million and $10.6 million for the three months ended September 30, 2019 and 2018, respectively, and $26.3 million and $32.2 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2019	$6,546
2020	23,028
2021	17,404
2022	10,810
2023	8,378
Thereafter	6,205
Total	$72,371

7. Convertible Notes

In August 2019, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $1.265 billion principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes consisted of a $1.1 billion initial placement and an over-allotment option that provided the initial purchasers of the Convertible Notes with the option to purchase an additional $165.0 million aggregate principal amount of the Convertible Notes, which was fully exercised. The Convertible Notes were issued pursuant to an Indenture, dated August 9, 2019 (the “Indenture”). The net proceeds from the issuance of the Convertible Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“Capped Call Transactions”), discussed below.

The Convertible Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on February 1, 2020 at a rate of 0.75% per year. The Convertible Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The Convertible Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $22.81 (the “Conversion Price”) per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture.

We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 6, 2023 if the last reported sale price of our Class A common stock has been at least 130% of the Conversion Price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.

Holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option prior to May 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•

during any calendar quarter commencing after December 31, 2019, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each such trading day;

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that ten day consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the applicable conversion rate of the Convertible Notes on such trading day;

•	on a notice of redemption, in which case we may be required to increase the conversion rate for the Convertible Notes so surrendered for conversion in connection with such redemption notice; or

•	on the occurrence of specified corporate events.

On or after May 1, 2026, the Convertible Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the Convertible Notes who convert in connection with a make-whole fundamental change, as defined in the Indenture, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount of Convertible Notes, plus any accrued and unpaid interest, including any additional interest.

In accounting for the issuance of the Convertible Notes, we separated the Convertible Notes into liability and equity components.  The carrying amount of the equity component was $381.5 million and was recorded as a debt discount, which is amortized to interest expense at an effective interest rate of 6.22%. We allocated $4.1 million of debt issuance costs to the equity component and the remaining debt issuance costs of $9.5 million were allocated to the liability component, which are amortized to interest expense under the effective interest rate method. The equity component of the Convertible Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

The Convertible Notes consisted of the following as of September 30, 2019:

Amount
(in thousands)
Liability:
Principal	$1,265,000
Unamortized debt discount and issuance costs	(384,609)
Net carrying amount	$880,391
Carrying amount of the equity component	$377,432

As of September 30, 2019, the debt discount and debt issuance costs on the Convertible Notes will be amortized over the remaining period of approximately 6.8 years.

The following table details interest expense recognized related to the Convertible Notes for the three months ended September 30, 2019:

Amount
(in thousands)
Contractual interest expense	$1,352
Amortization of debt issuance costs	156
Amortization of debt discount	6,256
Total	$7,764

As of September 30, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount.

Capped Call Transactions

In connection with the pricing of the Convertible Notes, we entered into separate Capped Call Transactions with certain counterparties at a net cost of $102.1 million. The cap price of the Capped Call Transactions is initially $32.58 per share of our Class A common stock, representing a premium of 100% above the last reported sale price of $16.29 per share of our Class A common stock on August 6, 2019, and is subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion price of $22.81, up to $32.58 on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, November 2018, April 2019, and September 2019. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

The future minimum contractual commitment including commitments less than one year, as of September 30, 2019, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2019	$158,192
2020	633,017
2021	683,245
2022	383,713
2023	-
Thereafter	-
Total minimum commitments	$1,858,167

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. On June 13, 2018, the court stayed the lawsuit pending the outcome of several challenges to the validity of the patents, filed by us at the U.S. Patent and Trademark Office (“USPTO”). On September 13, 2019, the court removed the stay with respect to several of Vaporstream's patents that the USPTO determined were not shown to be unpatentable. A trial date has been set for early 2020. While management believes we have meritorious defenses to Vaporstream’s claims, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2019. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2019.

9. Leases

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(in thousands)
Operating lease expense	$14,442	$46,313
Sublease income	(1,287)	(3,480)
Total net lease costs	$13,155	$42,833

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

September 30, 2019
Weighted-average remaining lease term	6.8
Weighted-average discount rate	6.1%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of September 30, 2019 were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$16,260
2020	69,071
2021	64,922
2022	56,315
2023	52,166
Thereafter	152,266
Total lease payments	$411,000
Less: Imputed interest	(76,477)
Present value of lease liabilities	$334,523

As of September 30, 2019, we have additional operating leases for facilities that have not yet commenced with lease obligations of $14.2 million. These operating leases will commence between 2019 and 2021 with lease terms of greater than one years to five years. This table does not include lease payments that were not fixed at commencement or modification.

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

Prior to January 1, 2019, we had several lease agreements where we were deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations was included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Net assets capitalized under build-to-suit leases were $48.4 million as of December 31, 2018. As part of the adoption of Topic 842, we derecognized those assets and liabilities and recorded the difference as an adjustment to accumulated deficit at January 1, 2019. These leases are included within the right-of-use asset and lease liability balances on our consolidated balance sheet as of September 30, 2019.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $16.2 million and $49.4 million for the three and nine months ended September 30, 2019, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets was $13.3 million for the nine months ended September 30, 2019, respectively.

10. Fair Value Measurements

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

The following tables set forth our financial assets as of September 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis during the period:

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$468,196	$—	$—	$468,196
Level 1 securities:
U.S. government securities	1,314,132	522	(91)	1,314,563
U.S. government agency securities	351,511	27	(29)	351,509
Level 2 securities:
Corporate debt securities	31,457	41	—	31,498
Commercial paper	72,726	2	—	72,728
Certificates of deposit	22,236	—	—	22,236
Total	$2,260,258	$592	$(120)	$2,260,730

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$279,950	$—	$—	$279,950
Level 1 securities:
U.S. government securities	735,988	12	(175)	735,825
U.S. government agency securities	181,032	4	(36)	181,000
Level 2 securities:
Corporate debt securities	35,819	1	(18)	35,802
Commercial paper	33,193	—	—	33,193
Certificates of deposit	13,293	—	—	13,293
Total	$1,279,275	$17	$(229)	$1,279,063

Gross unrealized losses in a continuous loss position for 12 months or longer are not material as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we considered any decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. All of our marketable securities have contractual maturities of less than one year.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of September 30, 2019, the fair value of the Convertible Notes was $1.3 billion. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income taxes were a benefit of $1.3 million and an expense of $0.1 million for the three and nine months ended September 30, 2019, respectively, compared to a tax expense of $0.2 million and $2.9 million for the three and nine months ended September 30, 2018, respectively.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2018	$(368)	$3,515	$3,147
OCI before reclassifications (1)	564	(10,929)	(10,365)
Amounts reclassified from AOCI (2)	45	—	45
Net current period OCI	609	(10,929)	(10,320)
Balance at September 30, 2019	$241	$(7,414)	$(7,173)

(1)	Net of tax expense of $0.2 million for gains / losses on marketable securities.
(2)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Property and equipment, net:
United States	$158,719	$190,412
Rest of world (1)	18,354	22,148
Total property and equipment, net	$177,073	$212,560

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Third Quarter 2019 Results

Our key user metrics and financial results for the third quarter of 2019 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 210 million in Q3 2019, compared to 186 million in Q3 2018.
•	Average revenue per user, or ARPU, increased 33% to $2.12 in Q3 2019, compared to $1.60 in Q3 2018.

Financial Results

•	Cash used in operating activities was $(76.1) million in Q3 2019, compared to $(132.5) million in Q3 2018.
•	Free Cash Flow was $(84.1) million in Q3 2019, compared to $(158.8) million in Q3 2018.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,565 million at September 30, 2019, compared with 1,476 million one year ago.

•	Capital expenditures were $7.9 million in Q3 2019, compared to $26.3 million in Q3 2018.
•	Cash, cash equivalents, and marketable securities were $2.3 billion as of September 30, 2019.
•	Revenue increased 50% to $446.2 million in Q3 2019, compared to $297.7 million in Q3 2018.
•	Total costs and expenses, excluding stock-based compensation and related payroll tax expense, increased 4% to $509.2 million in Q3 2019, compared to $490.3 million in Q3 2018.
•	Net loss decreased 30% to $(227.4) million in Q3 2019, compared to $(325.1) million in Q3 2018.
•	Diluted net loss per share decreased 34% to $(0.16) in Q3 2019, compared to $(0.25) in Q3 2018.
•	Adjusted EBITDA decreased 69% to $(42.4) million in Q3 2019, compared to $(138.4) million in Q3 2018.

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

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. We had 210 million DAUs on average in the third quarter of 2019, an increase of 7 million from the prior quarter and 24 million from the third quarter of 2018.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $446.2 million for the three months ended September 30, 2019, compared to revenue of $297.7 million for the same period in 2018, an increase of 50% year-over-year. In the nine months ended September 30, 2019, we recorded revenue of $1.2 billion compared to revenue of $790.6 million for the same period in 2018, an increase of 46% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

ARPU was $2.12 in the third quarter of 2019, up from $1.60 a year ago and $1.91 in the second quarter of 2019. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$446,199	$297,695	$1,154,646	$790,624
Operating loss	(228,853)	(323,371)	(849,732)	(1,073,743)
Net loss	(227,375)	(325,148)	(792,956)	(1,064,243)
Adjusted EBITDA(1)	(42,375)	(138,377)	(244,537)	(525,274)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content and third party selling costs, referred to as revenue share. In addition, cost of revenue includes advertising measurement services and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. In addition, cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

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

Interest Expense

Interest expense consists primarily of interest expense associated with the Convertible Notes and commitment fees and amortization of financing costs related to our revolving credit facility. In the prior period, interest expense also included interest on build-to-suit lease financing obligations.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$446,199	$297,695	$1,154,646	$790,624
Costs and expenses(1) (2):
Cost of revenue	223,140	197,554	642,399	585,917
Research and development	211,599	203,510	663,983	607,742
Sales and marketing	123,240	97,552	332,626	301,350
General and administrative	117,073	122,450	365,370	369,358
Total costs and expenses	675,052	621,066	2,004,378	1,864,367
Operating loss	(228,853)	(323,371)	(849,732)	(1,073,743)
Interest income	10,317	7,011	25,579	19,715
Interest expense	(8,654)	(919)	(10,219)	(2,783)
Other income (expense), net	(1,481)	(7,625)	41,477	(4,533)
Loss before income taxes	(228,671)	(324,904)	(792,895)	(1,061,344)
Income tax benefit (expense)	1,296	(244)	(61)	(2,899)
Net loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Adjusted EBITDA(3)	$(42,375)	$(138,377)	$(244,537)	$(525,274)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$1,332	$1,368	$4,967	$3,111
Research and development	108,176	95,329	353,028	265,447
Sales and marketing	23,333	25,082	67,567	63,264
General and administrative	28,387	5,030	93,796	84,617
Total	$161,228	$126,809	$519,358	$416,439

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$4,580	$5,582	$16,368	$16,394
Research and development	8,632	10,174	24,470	28,454
Sales and marketing	3,109	4,054	10,169	11,614
General and administrative	4,325	5,088	15,618	12,504
Total	$20,646	$24,898	$66,625	$68,966

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	50	66	56	74
Research and development	47	68	58	77
Sales and marketing	28	33	29	38
General and administrative	26	41	32	47
Total costs and expenses	151	209	174	236
Operating loss	51	109	74	136
Interest income	2	2	2	2
Interest expense	2	—	1	—
Other income (expense), net	—	3	4	1
Loss before income taxes	51	109	69	134
Income tax benefit (expense)	—	—	—	—
Net loss	51%	109%	69%	135%

Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Revenue	$446,199	$297,695	$1,154,646	$790,624
Revenue as a dollar change		$148,504		$364,022
Revenue as a percentage change		50%		46%

Revenue for the three months ended September 30, 2019 increased $148.5 million, or 50%, compared to the same period in 2018. Revenue was $1.2 billion for the nine months ended September 30, 2019, compared to $790.6 million for the same period in 2018. Revenue increased due to growth in advertising demand, which resulted in an increase in the number of impressions. We continue to optimize our self-serve platform, enabling advertisers to more easily access our inventory and reach more users at a lower price compared to the prior period.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of Revenue	$223,140	$197,554	$642,399	$585,917
Cost of Revenue as a dollar change		$25,586		$56,482
Cost of Revenue as a percentage change		13%		10%

Cost of revenue for the three and nine months ended September 30, 2019 increased $25.6 million and $56.5 million, respectively, compared to the same periods in 2018. The increase in cost of revenue primarily consisted of increased revenue share costs of $19.6 million and $35.9 million for the three and nine months ended September 30, 2019, respectively, consistent with our overall increase in revenue. Additionally, the increase was driven by increased infrastructure costs attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies, and increased advertising measurement expenses.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Research and Development Expenses	$211,599	$203,510	$663,983	$607,742
Research and Development Expenses as a dollar change		$8,089		$56,241
Research and Development Expenses as a percentage change		4%		9%

Research and development expenses for the three months ended September 30, 2019 increased $8.1 million, or 4%, compared to the same period in 2018. The increase was primarily driven by an increase in stock-based compensation expense of $12.8 million.

Research and development expenses for the nine months ended September 30, 2019 increased $56.2 million, or 9%, compared to the same period in 2018. The increase was driven by an increase in stock-based compensation expense of $87.6 million. The prior period included a $24.6 million stock-based compensation forfeiture benefit related to the reduction in force as described below.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sales and Marketing Expenses	$123,240	$97,552	$332,626	$301,350
Sales and Marketing Expenses as a dollar change		$25,688		$31,276
Sales and Marketing Expenses as a percentage change		26%		10%

Sales and marketing expenses for the three and nine months ended September 30, 2019 increased $25.7 million and $31.3 million, respectively, compared to the same periods in 2018. The increase was primarily driven by increased marketing investments of $26.1 million and $29.5 million for the three and nine months ended September 30, 2019, respectively.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
General and Administrative Expenses	$117,073	$122,450	$365,370	$369,358
General and Administrative Expenses as a dollar change		$(5,377)		$(3,988)
General and Administrative Expenses as a percentage change		(4)%		(1)%

General and administrative expenses for the three months ended September 30, 2019 decreased $5.4 million, or 4%, compared to the same periods in 2018. The decrease was driven by a decrease in facilities costs, as the prior period included $29.3 million of lease exit charges. The decrease was partially offset by an increase in stock based compensation expense of $23.4 million.

General and administrative expenses for the nine months ended September 30, 2019 decreased $4.0 million, or 1%, compared to the same period in 2018. The decrease was primarily driven by a decrease in facilities costs, as the prior period included $33.3 million of lease exit charges. The decrease was partially offset by an increase in professional services fees and an increase in personnel expenses, primarily due to an increase in stock-based compensation expense.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Income	$10,317	$7,011	$25,579	$19,715
Interest Income as a dollar change		$3,306		$5,864
Interest Income as a percentage change		47%		30%

Interest income for the three and nine months ended September 30, 2019 increased $3.3 million and $5.9 million, respectively, compared to the same periods in 2018. The increase was primarily a result of a higher overall invested cash balance and higher interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest Expense	$(8,654)	$(919)	$(10,219)	$(2,783)
Interest Expense as a dollar change		$(7,735)		$(7,436)
Interest Expense as a percentage change		NM		NM

Interest expense for the three and nine months ended September 30, 2019 increased $7.7 million and $7.4 million, respectively, compared to the same periods in 2018. The increase in interest expense in the current periods relates to the Convertible Notes.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$(1,481)	$(7,625)	$41,477	$(4,533)
Other Income (Expense), Net as a dollar change		$6,144		$46,010
Other Income (Expense), Net as a percentage change		NM		NM

Other expense, net for the three months ended September 30, 2019 was $1.5 million compared to other expense, net of $7.6 million in the same period in 2018. Other income, net for the nine months ended September 30, 2019 was $41.5 million, compared to other expense, net of $4.5 million for the same period in 2018. Other income, net for the nine months ended September 30, 2019 was primarily a result of a gain of $39.9 million on the divestiture of Placed. Other income, net in the comparable periods in 2018 was primarily a result of a $7.0 million impairment of an investment during the third quarter, partially offset by an increase in gains on non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
	(NM = Not Meaningful)
Income Tax Benefit (Expense)	$1,296	$(244)	$(61)	$(2,899)
Income Tax Benefit (Expense) as a dollar change		$1,540		$2,838
Income Tax Benefit (Expense) as a percentage change		NM		(98)%
Effective Tax Rate	0.6%	(0.1)%	(0.0)%	(0.3)%

Income tax expense for the three and nine months ended September 30, 2019 was a tax benefit of $1.3 million and a tax expense of $(0.1) million, respectively, compared to a tax expense of $(0.2) million and $(2.9) million, respectively, for the same periods in 2018.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net Loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Net Loss as a dollar change		$97,773		$271,287
Net Loss as a percentage change		(30)%		(25)%

Adjusted EBITDA	$(42,375)	$(138,377)	$(244,537)	$(525,274)
Adjusted EBITDA as a dollar change		$96,002		$280,737
Adjusted EBITDA as a percentage change		(69)%		(53)%

Net loss for the three and nine months ended September 30, 2019 was $(227.4) million and $(793.0) million, respectively, compared to $(325.1) million and $(1.1) billion for the same period in 2018, respectively. Adjusted EBITDA for the three and nine months ended September 30, 2019 was $(42.4) million and $(244.5) million, respectively, compared to $(138.4) million and $(525.3) million for the same periods in 2018, respectively.

The decrease in Adjusted EBITDA was driven by increased revenues, partially offset by increased cost of revenue and marketing expenses. Additionally, the decrease in net loss was primarily due to decreased facilities costs, as the prior period included lease exit charges of $29.3 million and $33.3 million for the three and nine months ended September 30, 2019, respectively. The decrease was partially offset by an increase in stock-based compensation expense of $34.4 million and $102.9 million for the three and nine months ended September 30, 2019, respectively. For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

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

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(76,149)	$(132,543)	$(238,116)	$(563,870)
Less:
Purchases of property and equipment	(7,938)	(26,285)	(27,385)	(97,501)
Free Cash Flow	$(84,087)	$(158,828)	$(265,501)	$(661,371)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(227,375)	$(325,148)	$(792,956)	$(1,064,243)
Add (deduct):
Interest income	(10,317)	(7,011)	(25,579)	(19,715)
Interest expense	8,654	919	10,219	2,783
Other (income) expense, net	1,481	7,625	(41,477)	4,533
Income tax (benefit) expense	(1,296)	244	61	2,899
Depreciation and amortization	20,646	24,898	66,625	68,966
Stock-based compensation expense	161,228	126,809	519,358	416,439
Payroll tax expense related to stock-based compensation	4,604	3,947	19,212	19,912
Reduction in force charges	—	—	—	9,884
Lease exit charges	—	29,340	—	33,268
Adjusted EBITDA	$(42,375)	$(138,377)	$(244,537)	$(525,274)

Reduction in force charges for the nine months ended September 30, 2018 were related to a reduction in force plan impacting approximately 7% of our then global headcount, primarily in engineering and sales. The charges are composed primarily of severance expense and related payroll tax expense. For the three and nine months ended September 30, 2019, we recorded a lease exit charge of $29.3 million and $33.3 million, respectively. The charge reflects the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of sublease income. These charges are non-recurring and not reflective of underlying trends in our business. Additionally, for the nine months ended September 30, 2018, we recognized a stock-based compensation forfeiture benefit of $31.5 million.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.3 billion as of September 30, 2019, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In August 2019, we issued Convertible Notes with an aggregate principal amount of $1.265 billion. The net proceeds from the issuance of the Convertible Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the Capped Call Transactions. The Convertible Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The Convertible Notes were not convertible as of September 30, 2019.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBOR plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Convertible Notes. As of September 30, 2019, no amounts were outstanding under the Credit Facility.

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

As of September 30, 2019, approximately 2% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(76,149)	$(132,543)	$(238,116)	$(563,870)
Net cash provided by (used in) investing activities	(688,319)	89,561	(584,532)	532,016
Net cash provided by financing activities	1,157,550	142	1,164,488	47,314
Change in cash, cash equivalents, and restricted cash	$393,082	$(42,840)	$341,840	$15,460
Free Cash Flow (1)	$(84,087)	$(158,828)	$(265,501)	$(661,371)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Nine Months Ended September 30, 2019 and 2018

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $56.4 million in the three months ended September 30, 2019 compared to the same period in 2018. Net cash used in operating activities was $(76.1) million for the three months ended September 30, 2019, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $161.2 million and depreciation and amortization expense of $20.6 million. Net cash used in operating activities for the three months ended September 30, 2019 was also driven by a $62.9 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accrued expenses and other current liabilities of $23.2 million primarily due to the timing of payments.

Net cash used in operating activities decreased $325.8 million in the nine months ended September 30, 2019 compared to the same period in 2018. Net cash used in operating activities was $(238.1) million for the nine months ended September 30, 2019, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $519.4 million, and depreciation and amortization expense of $66.6 million, partially offset by a $39.9 million gain on the divestiture of Placed. Net cash used in operating activities for the nine months ended September 30, 2019 was also driven by a $30.7 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accounts payable of $28.3 million primarily due to timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $(688.3) million for the three months ended September 30, 2019, compared to net cash provided by investing activities of $89.6 million for the same period in 2018. Our investing activities in the three months ended September 30, 2019 consisted of the purchase of marketable securities of $1.1 billion, partially offset by the sales and maturities of marketable securities of $436.0 million. Net cash provided by investing activities in the prior period consisted of sales and maturities of marketable securities of $560.5 million, partially offset by the purchase of marketable securities of $444.4 million.

Net cash used in investing activities was $(584.5) million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of $532.0 million for the same period in 2018. Our investing activities in the nine months ended September 30, 2019 consisted of the purchase of marketable securities of $1.9 billion, partially offset by the sales and maturities of marketable securities of $1.3 billion and the net proceeds of $73.8 million from the divestiture of Placed. Net cash provided by investing activities in the prior period consisted of sales and maturities of marketable securities of $2.0 billion, partially offset by the purchase of marketable securities of $1.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 billion for the three and nine months ended September 30, 2019, respectively, compared to net cash provided by financing activities of $0.1 million and $47.3 million for the same periods in 2018. Our financing activities for the three and nine months ended September 30, 2019 consisted primarily of net proceeds of $1.15 billion from the issuance of the Convertible Notes and the purchase of the Capped Calls. Net cash provided by financing activities in the prior periods consisted of proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $(84.1) million and $(158.8) million in the three months ended September 30, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $7.9 million and $26.3 million for the three months ended September 30, 2019 and 2018, respectively.

Free Cash Flow was $(265.5) million and $(661.4) million in the nine months ended September 30, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $27.4 million and $97.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Total	Less than 1 Year (Remainder of 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,818,309	$140,326	$1,295,650	$382,333	$—
Lease commitments	425,173	16,303	136,233	114,346	158,291
Other commitments	39,858	17,866	20,612	1,380	—
Total contractual commitments	$2,283,340	$174,495	$1,452,495	$498,059	$158,291

For additional discussion on our data hosting and other purchase commitments, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, we entered into the Google Cloud Platform License Agreement, which was amended in September 2017, December 2017, January 2018, November 2018, April 2019, and September 2019. Under the agreement, we were granted a license to access and use certain cloud services. The agreement has an initial term of five years and we are required to purchase at least $400.0 million of cloud services in each year of the agreement. For each of the first four years, up to 15% of this amount may be moved to a subsequent year. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, lease exit charges, Convertible Notes, and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report, other than described below.

Convertible Notes

We account for the Convertible Notes as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is calculated by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. We estimated the fair value of the liability and equity components using a convertible bond model, which includes subjective assumptions such as the expected term, expected volatility, and the interest rate of a similar non-convertible debt instrument. These assumptions involve inherent uncertainties and the application of management’s judgement.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $728.8 million and $387.1 million at September 30, 2019 and December 31, 2018, respectively. We had marketable securities totaling $1.5 billion and $891.9 million at September 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In August 2019, we issued Convertible Notes with an aggregate principal amount of $1.265 billion. We carry the Convertible Notes at face value less amortized discount and issuance costs on our consolidated balance sheets. The Convertible Notes have a fixed interest, therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk

For the three and nine months ended September 30, 2019, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar. For the three and nine months ended September 30, 2019, our operations outside of the United States are not considered material and incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. For the three and nine months ended September 30, 2019, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 210 million Daily Active Users on average in the quarter ended September 30, 2019. We view Daily Active Users as a critical measure of our user engagement, and adding, maintaining, and engaging Daily Active Users have been and will continue to be necessary. We anticipate that our Daily Active Users growth rate may decline over time if the size of our active user base increases or we achieve higher market penetration rates. For example, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in Daily Active Users will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our Daily Active Users increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our Daily Active Users growth rate slows or remains stagnant, or we have a decline in Daily Active Users, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

Any transition of the cloud services currently provided by Google Cloud to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend 2 billion with Google Cloud over five years (beginning January 2017) and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google, some of which do not have an alternative in the market. Given this, any significant disruption of or interference with our use of Google Cloud would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat through Google Cloud or encounter difficulties in doing so, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud or similar providers.

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

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop globally, there may be new or existing advertisers from different geographic regions that contribute to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended September 30, 2019. Any economic or political instability in a specific country or region may impact our customers and their budgets with us, and our business would be seriously harmed.

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

•	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, or litigation;
•	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
•	advertiser or user perception that content published by us, our users, or our partners is objectionable;
•	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•	changes in the way advertising is priced or its effectiveness is measured;
•	our inability to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•	our inability to collect and disclose data that new and existing advertisers may find useful;
•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
•	the macroeconomic climate and the status of the advertising industry in general.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of September 30, 2019. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted an RSU for 37,447,817 shares of Class C common stock that vested on the closing of our IPO with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

We face significant competition in almost every aspect of our business both domestically and internationally. This includes larger, more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and smaller companies that offer products and services that may compete with specific Snapchat features. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of September 30, 2019, we had an accumulated deficit of $(6.7) billion, and for the three months ended September 30, 2019, we experienced a net loss of $(227.4) million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including without limitation the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;
•	stock-based compensation expense;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in domestic and global business or macroeconomic conditions.

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

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Convertible Notes and any other debt when due, which may seriously harm our business.

Our ability to make principal or interest payments, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. Our ability to refinance the Convertible Notes or our other indebtedness will depend on various factors, including the available capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Convertible Note and Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.

In addition, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change (as defined in the Indenture for the Convertible Notes) occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

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

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to monetary fines or other penalties or sanctions, divert management’s attention, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in the past, we responded to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators were investigating issues related to allegations asserted in our federal securities class action about our IPO disclosures. In September 2019, both the DOJ and SEC provided us with written confirmations that they are no longer pursuing their investigations of these matters. We continue to believe the underlying securities class action’s claims are meritless and our IPO disclosures were accurate and complete.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. A trial date relating to these claims has been scheduled for early 2020. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. While we believe these claims are meritless, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

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

New legislation that would change U.S. or foreign taxation of international business activities or other tax reform policies, including the imposition of tax based on gross revenue, could seriously harm our business.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in October 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our European operations or presence become a significant part of our business.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, we had recorded a total of $694.1 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2019, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through September 30, 2019. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017, but as of September 30, 2019, the trading price of our Class A common stock had increased over 185% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our Class A common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. On conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable on such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our Class A common stock, any of which could depress the market price of our Class A common stock.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Convertible Notes when due.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments. We are not restricted under the terms of the Indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, repurchasing our stock, making investments, paying dividends, recapitalizing our debt, or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Furthermore, the Indenture prohibits us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indenture. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Notes or our stockholders.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered prior to the close of business on the business day immediately preceding May 1, 2026, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

We entered into certain hedging positions that may affect the value of the Convertible Notes and the volatility and value of our Class A common stock.

In connection with the issuance of the Convertible Notes, we entered into certain hedging positions with certain financial institutions. These hedging positions are expected generally to reduce potential dilution of our Class A common stock on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap.

The counterparties to these hedging positions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock or the Convertible Notes. In addition, if any such hedging positions fail to become effective, the counterparties to these hedging positions or their respective affiliates may unwind their hedge positions, which could adversely affect the value of our Class A common stock.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2019, we had outstanding a total of 1.1 billion shares of Class A common stock, 32.1 million shares of Class B common stock, and 229.6 million shares of Class C common stock. In addition, as of September 30, 2019, 160.3 million shares of Class A common stock, 1.8 million shares of Class B common stock, and 12.5 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 413.4 million shares (including options exercisable and RSAs subject to forfeiture as of September 30, 2019) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, we issued an aggregate of $1.265 billion principal amount of our Convertible Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes are convertible into shares of our Class A common stock on the terms set forth in the Indenture. Information relating to the issuance of the Convertible Notes was provided in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019 and is incorporated by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38017	4.1	August 9, 2019

4.2	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.2	August 9, 2019

10.1+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019.

10.2	Second Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated August 6, 2019.	8-K	001-38017	10.1	August 9, 2019

10.3#	Snap Pricing Addendum No. 9 for Google Cloud Platform by and between Snap Inc. and Google LLC, dated September 24, 2019.

10.4#	Snap Pricing Addendum No. 10 for Google Cloud Platform by and between Snap Inc. and Google LLC, dated September 26, 2019.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Capped Call Confirmation.	8-K	001-38017	99.1	August 9, 2019

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
#	Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601(b)(10) of Regulation S-K.
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

SNAP INC.

Date: October 22, 2019	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 22, 2019	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)