Form 10-K
period 2019-12-31
Snap Inc
filed 2020-02-05
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $13.6 billion.

As of January 31, 2020, the Registrant had 1,164,739,858 shares of Class A common stock, 24,303,857 shares of Class B common stock, and 231,147,476 shares of Class C common stock outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and publishers;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to effectively manage our growth and future expenses;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to repay outstanding debt; and
•	future acquisitions of or investments in complementary companies, products, services, or technologies.

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

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructuring, legal settlements, or investments.

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

NOTE REGARDING USER METRICS AND OTHER DATA

We define a Daily Active User, or DAU, as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We define average revenue per user, or ARPU, as quarterly revenue divided by the average Daily Active Users. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise stated, statistical information regarding our users and their activities is determined by calculating the daily average of the selected activity for the most recently completed quarter included in this report.

While these metrics are determined based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have unauthorized or multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. We have not determined the number of such multiple accounts.

Changes in our products, infrastructure, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine active users or other metrics and we may not determine such inaccuracies promptly. We also believe that we don’t capture all data regarding each of our active users. Technical issues may result in data not being recorded from every user’s application. For example, because some Snapchat features can be used without internet connectivity, we may not count a DAU because we don’t receive timely notice that a user has opened the Snapchat application. This undercounting may grow as we grow in Rest of World markets where users may have poor connectivity. We do not adjust our reported metrics to reflect this underreporting. We believe that we have adequate controls to collect user metrics, however, there is no uniform industry standard. We continually seek to identify these technical issues and improve both our accuracy and precision, including ensuring that our investors and others can understand the factors impacting our business, but these and new issues may continue in the future, including if there continues to be no uniform industry standard.

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

Chat: The first version of our application was a chat service that made it easy to send Snaps back and forth with friends—hence the name “Snapchat.” Interacting with friends on Snapchat now includes creating and watching Stories, chatting with Groups, making voice and video calls, and communicating through a wide range of contextual stickers and Bitmojis. The content and ordering of the Chat page reflects the user’s relationships with their friends and family.

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

Visual communication and augmented reality require intensive processing and generate high bandwidth consumption by our users. As a result, our existing users tend to come from developed countries with high-end mobile devices and high-speed cellular internet. These markets also tend to have cheaper bandwidth costs, meaning that it is less expensive to serve our community in these countries. As we continue to grow in more markets around the world, we are investing heavily in making our service and technology more performant on lower end devices and working with carriers and other infrastructure partners to provide our service at a lower cost to our community.

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

Competition

We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), and Twitter, have significantly greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, communication, content, and advertising industries that offer, or will offer, products and services that may compete with Snapchat features or offerings. Our competitors span from internet technology companies and digital platforms, including advertising-supported video on demand platforms (such as Quibi), to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent in Asia.

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

Finally, we compete to attract and retain highly talented individuals, including software engineers, designers, and product managers. Our headquarters in Santa Monica, California offers certain advantages, such as lower local recruiting competition from other companies and providing an enticing location to live, as well as certain disadvantages such as the need to recruit remotely and the need for employees to relocate to the Los Angeles area. In addition to providing competitive compensation packages, we compete for talent by fostering a culture of working hard to create great products and experiences and allowing our employees to have a direct meaningful contribution to new and exciting projects. We had 3,195 employees as of December 31, 2019.

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

Our research and development expenses were $883.5 million, $772.2 million, and $1.5 billion in 2019, 2018, and 2017, respectively. For information about our research and development expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development Expenses” of this Annual Report on Form 10-K.

Seasonality in Our Business

We have historically seen seasonality in our business. Overall advertising spend tends to be strongest in the fourth quarter of the calendar year, and we have observed a similar pattern in our historical revenue. We have also experienced seasonality in our user engagement, generally seeing lower engagement during summer months and higher engagement in December.

Key Customers

No individual customer represented more than 10% of our revenues in 2019, 2018, or 2017.

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

As of December 31, 2019, we had approximately 600 issued patents and approximately 1,100 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2020 and 2038. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our patent applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls and contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

In December 2014, the Federal Trade Commission resolved an investigation into some of our early practices by handing down a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year lifespan of the order, we must complete biennial independent privacy audits. In June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 2 of the notes to our consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We have seen the growth rate of our user base decline in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 218 million Daily Active Users on average in the quarter ended December 31, 2019. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in DAUs will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users engage more with competing products instead of ours;
•	our competitors continue to mimic our products or improve on them, which could harm our user engagement and growth;
•	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our existing products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such operating systems and application stores, primarily Google and Apple, each have approval authority over our products and provide consumers with products that compete with ours. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices or mobile-device cameras with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

The majority of our user engagement is on smartphones with iOS operating systems. As a result, although our products work with Android mobile devices, we historically prioritized development of our products to operate with iOS operating systems rather than smartphones with Android operating systems. To maintain and continue growth in user engagement, we have and will continue to prioritize improving our products’ operability on smartphones with Android operating systems. In 2018, we believe our DAUs declined partially due to performance issues with the Android version of our application. If we are unable to continue to improve the operability of our products on smartphones with Android operating systems or if improvements to our products do not retain existing users or attract new users, our business could be seriously harmed.

Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application stores may impact the accessibility, speed, functionality, and other performance aspects of our products and features, and result in issues in the future from time to time. In addition, the proposal or adoption of any laws, regulations, or initiatives that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business.

For example, in January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. We cannot predict whether the FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which this repeal would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services if we are considered to be such a service, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

We rely on Google Cloud and Amazon Web Services, or AWS, for the vast majority of our computing, storage, bandwidth, and other services. Any disruption of or interference with our use of either platform would negatively affect our operations and seriously harm our business.

Google and Amazon provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS, and our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and will cause us to incur significant time and expense. We have committed to spend $2.0 billion with Google Cloud over five years and $1.1 billion with AWS over six years, in each case beginning January 2017, and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google and AWS. Given this, any significant disruption of or interference with our use of Google Cloud or AWS would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud, AWS, or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.

In addition, each of Google and Amazon may take actions beyond our control that could seriously harm our business, including:

•	discontinuing or limiting our access to its cloud platform;
•	increasing pricing terms;
•	terminating or seeking to terminate our contractual relationship altogether;
•	establishing more favorable relationships or pricing terms with one or more of our competitors; and
•	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Google and Amazon each has broad discretion to change and interpret its terms of service and other policies with respect to us, and those actions may be unfavorable to us. They may also alter how we are able to process data on their cloud platforms. If Google or Amazon makes changes or interpretations that are unfavorable to us, our business could be seriously harmed.

We generate substantially all of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or a reduction in how much they spend could seriously harm our business.

Substantially all of our revenue is generated from third parties advertising on Snapchat, a trend that we expect to continue. For the years ended December 31, 2019, 2018, and 2017, advertising revenue accounted for 98%, 99%, and 97% of total revenue, respectively. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended September 30, 2019. Any economic or political instability in a specific country or region may negatively impact our customers and their budgets with us, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies are considering similar legislation on how to handle personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

•	a diminished or stagnant growth in the number of DAUs on Snapchat;
•	a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	our inability to create new products that sustain or increase the value of our advertisements;
•	changes in our user demographics that make us less attractive to advertisers;
•	lack of ad creative availability by our advertising partners;
•	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
•	changes in our analytics and measurement solutions that demonstrate the value of our advertisements and other commercial content;
•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of December 31, 2019. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted RSUs for 37,447,817 shares of Class C common stock that vested on the closing of our initial public offering, or IPO, with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share, so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders will be able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. In the future, our board of directors may, from time to time, decide to issue special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

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

If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the rewrite of our application for Android users in 2019, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, on Snapchat. There is no guarantee that such new lines of business, new products, and other initiatives will succeed or provide positive returns on our investment. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This ranges from smaller or newer companies to larger more established companies such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), Twitter, Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent, which provide their users with a variety of products, services, content, and online advertising offerings, and advertising-supported video on demand platforms (such as Quibi) that offer, or will offer, products and services that may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, Bytedance, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

•	integrating competing social media platforms or features into products they control such as search engines, web browsers, advertising networks, or mobile device operating systems;
•	making acquisitions for similar or complementary products or services; or
•	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our DAUs;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of actual or proposed legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2019, we had an accumulated deficit of $6.9 billion and for the year ended December 31, 2019, we experienced a net loss of $1.0 billion. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

We depend on the continued services and performance of our key personnel, including Evan Spiegel and Robert Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. Mr. Spiegel, as Chief Executive Officer, has been responsible for our company’s strategic vision and Mr. Murphy, as Chief Technology Officer, developed the Snapchat application’s technical foundation. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill all of the responsibilities of the departing co-founder nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, because we are headquartered in Los Angeles, we face significant competition in hiring and attracting qualified engineers, designers, and sales personnel to move to the Los Angeles area.

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

We are also subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.

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

We regularly review metrics, including our DAUs and ARPU metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we exclude those users and estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, and thus is a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, like when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

In addition, spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our products less user friendly. We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Our actions to combat spam may also require diversion of significant time and focus from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us.

Similarly, terror and other criminal groups may use our products to promote their goals and encourage users to engage in terror and other illegal activities. We expect that as more people use our products, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these groups will continue to seek ways to act inappropriately and illegally on Snapchat. Combating these groups requires our teams to divert significant time and focus from improving our products. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these groups, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

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

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect other state and federal legislative and regulatory bodies may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;
•	stock-based compensation expense;
•	our ability to effectively incentivize our workforce;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	our ability to meet minimum spending commitments in agreements with our infrastructure providers;

•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in domestic and global business or macroeconomic conditions.

If we are unable to successfully grow our user base and further monetize our products, our business will suffer.

We have made, and are continuing to make, investments to enable users, partners, and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products nor do we focus our efforts on users with higher ARPU, and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. If we are not successful in our efforts to grow or effectively monetize our user base, or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

•	we fail to increase or maintain DAUs;
•	our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
•	we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	partners do not create engaging content for users or renew their agreements with us;
•	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
•	advertisers do not continue to introduce engaging advertisements;
•	advertisers reduce their advertising on Snapchat;
•	we fail to maintain good relationships with advertisers or attract new advertisers; or
•	the content on Snapchat does not maintain or gain popularity.

We cannot assure you that we will effectively manage our growth.

The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base. As part of that effort, we recently reorganized the structure and operations of our ad sales team. Although we believe the reorganization will improve the efficiency of our sales team and result in better service for our advertisers over the long term, the reorganization may not have the intended effect and we may experience disruptions, employee turnover, and declines in revenue while our sales team and advertisers become accustomed to the new operations.

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

Providing our products to our users is costly, and we expect our expenses, including those related to people and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure, and as we grow our business. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth in our revenue. We will continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses to grow and expand our operations and to remain competitive. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

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

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we cannot assure you that users will purchase or use such new products and services in the future. We will also continue to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, and our business could be seriously harmed.

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

In addition, we have contributed software source code under open-source licenses, have made other technology we developed available under other open licenses, and include open-source software in our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software unless and until we can re-engineer them to avoid infringement, which may be very costly.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Any restriction on access to Snapchat due to foreign government actions or initiatives, or any withdrawal by us from certain countries because of such actions or initiatives, would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

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

We and our founders also receive a high degree of media coverage globally. In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy practices, product changes, product quality, litigation, or regulatory activity, or regarding the actions of our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or declining user growth rates, any of which could seriously harm our business.

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

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our Convertible Notes, and any other debt when due, which may seriously harm our business.

Our ability to make principal or interest payments, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. Our ability to refinance the Convertible Notes or our other indebtedness will depend on various factors, including the available capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Convertible Notes and Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.

In addition, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the Indenture governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

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

If we sell shares on behalf of our employees, although those newly issued shares should not be dilutive, such sales to the market could result in a decline to our stock price. If we use our existing cash, or if our cash reserves are not sufficient, we may choose to issue equity securities or borrow funds under our revolving credit facility. In such an event, we cannot assure you that we will be able to successfully match the proceeds of any such equity financing to the then applicable tax liability, and any such equity financing could result in a decline in our stock price and be dilutive to existing stockholders. If we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our revolving credit facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

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

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to monetary fines or other penalties or sanctions, divert management’s attention, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in the past, we responded to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators were investigating issues related to allegations asserted in our federal securities class actions about our IPO disclosures. In September 2019, both the DOJ and SEC provided us with written confirmations that they are no longer pursuing their investigations of these matters.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. A trial date relating to these claims has been scheduled for early 2020. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was recently dismissed after four of the patents were ruled to be invalid; however, Blackberry Limited has since appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. Likewise, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation, and members of Congress proposed further amendments in 2019. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions.

We may face lawsuits or incur liability based on information posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018 and more recent proposed amendments, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business could be seriously harmed.

We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 30 languages, and we have offices in more than 15 countries. We plan to enter new international markets where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could seriously harm our business.

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities.

In addition, many jurisdictions and intergovernmental organizations have been discussing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Some jurisdictions have enacted, and others have proposed, taxes based on gross receipts applicable to digital services regardless of profitability. The Organisation for Economic Co-operation and Development has been working on a proposal that may change how taxable presence for digital services is defined and result in the imposition of taxes based on net income in countries where we have no physical presence.

We continue to examine the impact these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures could seriously harm our business.

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could seriously harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make with the European Union and others. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment.

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

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $4.0 billion and state net operating loss carryforwards of approximately $2.3 billion, as well as U.K. net operating loss carryforwards of approximately $1.3 billion. We also accumulated U.S. federal and state research tax credits of $225.2 million and $135.8 million, respectively, as of December 31, 2019. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.

Additionally, for net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business. In the U.K., net operating loss carryforwards can be carried forward indefinitely, however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.

Any limitations on the ability to use our net operating loss carryforwards and other tax assets could seriously harm our business.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019, we had recorded a total of $853.3 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We do not have manufacturing capabilities and depend on contract manufacturers. If we encounter problems with our contract manufacturers or if the manufacturing process stops or is delayed for any reason, we may not deliver our hardware products, such as Spectacles, to our customers on time, which may seriously harm our business.

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on contract manufacturers to build Spectacles. Our contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturers’ quality systems and controls, and therefore must rely on our manufacturers to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition or expected imposition of significant tariffs, which may adversely affect our products and seriously harm our business. Furthermore, any adverse change in our contract manufacturers’ financial or business condition or our relationship with our contract manufacturers could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

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

We have faced inventory risk with respect to our Spectacles products.

We have been and may in the future be exposed to inventory risks related to Spectacles as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Failure to manage our inventory, supplier commitments, or customer expectations could seriously harm our business.

Risks Related to Ownership of Our Class A Common Stock

Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2019, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, now requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, S&P Dow Jones, another provider of widely followed stock indexes, has stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock is likely not eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2019 that are customarily included in a proxy statement are instead included in this Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through December 31, 2019. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017 but as of December 31, 2019, the trading price of our Class A common stock had increased 196% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

In the event the conditions for optional conversion of the Convertible Notes by holders are met before the close of business on the business day immediately preceding May 1, 2026, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

Delaware law and provisions in our certificate of incorporation and bylaws, as well as our Indenture, could make a merger, tender offer, or proxy contest difficult or more expensive, thereby depressing the trading price of our Class A common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•

our certificate of incorporation provides for a tri-class capital structure. As a result of this structure, Mr. Spiegel and Mr. Murphy control all stockholder decisions. Mr. Spiegel alone may exercise voting control over our outstanding capital stock. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class A common stock dividend, and any future issuances of Class A common stock dividends, could have the effect of prolonging the influence of Mr. Spiegel and Mr. Murphy on the company;

•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect directors; and
•

our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Any provision of our certificate of incorporation, bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Furthermore, certain provisions in the Indenture governing our Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the Indenture requires us, at the holders’ election, to repurchase the Convertible Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes or increase the conversion rate, which could make it more costly for a third party to acquire us. The Indenture also prohibits us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indenture. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Notes or our stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2019, we had outstanding a total of 1.2 billion shares of Class A common stock, 24.5 million shares of Class B common stock, and 231.1 million shares of Class C common stock. In addition, as of December 31, 2019, 149.3 million shares of Class A common stock, 1.6 million shares of Class B common stock, and 9.4 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 415.5 million shares (including options exercisable and RSAs subject to forfeiture as of December 31, 2019) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be seriously harmed.

We are required to maintain internal control over financial reporting, perform system and process evaluation and testing of those internal controls to allow management to report on their effectiveness, report any material weaknesses in such internal controls, and obtain an opinion from our independent registered public accounting firm regarding the effectiveness of such internal controls as required by Section 404 of the Sarbanes-Oxley Act, all of which is time-consuming, costly, and complicated. If we are unable to comply with these requirements in a timely manner, if we assert that our internal control over financial reporting is ineffective, if we identify material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the NYSE, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This exclusive-forum provision, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. In light of that recent decision, we will not attempt to enforce this provision of our certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise by restricted by that provision in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 544,000 square feet, including some remaining Venice locations and excluding leases we have ceased use primarily as a result of moving to a centralized corporate office. As of December 31, 2019, our global facilities totaled an aggregate of approximately 1.1 million square feet of leased office space. We also maintain offices in multiple locations in the United States and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock has been listed on the NYSE under the symbol “SNAP” since March 2, 2017. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.

Holders of Record

As of December 31, 2019, there were 571 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock on December 31, 2019 was $16.33 per share as reported on the NYSE. As of December 31, 2019, there were 100 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.

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

The following graph shows a comparison from March 2, 2017 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the NYSE Composite. The graph assumes that $100 was invested at the market close on March 2, 2017 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The consolidated statements of operations data for each of the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017, 2016, and 2015 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period. You should read the following selected consolidated financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$1,715,534	$1,180,446	$824,949	$404,482	$58,663
Costs and expenses:
Cost of revenue	895,838	798,865	717,462	451,660	182,341
Research and development	883,509	772,185	1,534,863	183,676	82,235
Sales and marketing	458,598	400,824	522,605	124,371	27,216
General and administrative	580,917	477,022	1,535,595	165,160	148,600
Total costs and expenses	2,818,862	2,448,896	4,310,525	924,867	440,392
Operating loss	(1,103,328)	(1,268,450)	(3,485,576)	(520,385)	(381,729)
Interest income	36,042	27,228	21,096	4,654	1,399
Interest expense	(24,994)	(3,894)	(3,456)	(1,424)	—
Other income (expense), net	59,013	(8,248)	4,528	(4,568)	(152)
Loss before income taxes	(1,033,267)	(1,253,364)	(3,463,408)	(521,723)	(380,482)
Income tax benefit (expense)	(393)	(2,547)	18,342	7,080	7,589
Net loss	$(1,033,660)	$(1,255,911)	$(3,445,066)	$(514,643)	$(372,893)
Net loss per share attributable to Class A, Class B, and Class C common stockholders(1):
Basic	$(0.75)	$(0.97)	$(2.95)	$(0.64)	$(0.51)
Diluted	$(0.75)	$(0.97)	$(2.95)	$(0.64)	$(0.51)

(1)

See Note 3 of the notes to our consolidated financial statements included in “Financial Statements and Supplementary Data” for a description of how we compute basic and diluted net loss per share attributable to Class A, Class B, and Class C common stockholders.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$2,112,805	$1,279,063	$2,043,039	$987,368	$640,810
Working capital	2,144,311	1,383,237	2,020,538	1,023,241	536,306
Total assets	4,011,924	2,714,106	3,421,566	1,722,792	938,936
Total liabilities	1,752,011	403,107	429,239	203,878	174,791
Additional paid-in capital	9,205,256	8,220,417	7,634,825	2,728,823	1,467,355
Accumulated deficit	(6,945,930)	(5,912,578)	(4,656,667)	(1,207,862)	(693,219)
Total stockholders’ equity	2,259,913	2,310,999	2,992,327	1,518,914	764,145

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

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(304,958)	$(689,924)	$(734,667)
Less:
Purchases of property and equipment	(36,478)	(120,242)	(84,518)
Free Cash Flow	$(341,436)	$(810,166)	$(819,185)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	(1,033,660)	(1,255,911)	(3,445,066)
Add (deduct):
Interest income	(36,042)	(27,228)	(21,096)
Interest expense	24,994	3,894	3,456
Other (income) expense, net	(59,013)	8,248	(4,528)
Income tax (benefit) expense	393	2,547	(18,342)
Depreciation and amortization	87,245	91,648	61,288
Stock-based compensation expense	686,013	538,211	2,639,895
Payroll tax expense related to stock-based compensation	27,840	21,927	24,470
Securities class actions legal charges	100,000	—	—
Lease exit charges	—	31,143	—
Reduction in force charges	—	9,884	—
Spectacles inventory-related charges	—	—	39,867
Adjusted EBITDA	$(202,230)	$(575,637)	$(720,056)

Securities class actions legal charges in the fourth quarter of 2019 were related to a preliminary agreement to settle the securities class actions that arose following our IPO. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the stockholder class actions for $187.5 million. We recorded legal settlement expense, net of amounts directly covered by insurance, of $100.0 million. These charges are non-recurring and not reflective of underlying trends in our business.

We exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. In the year ended December 31, 2018, we recorded lease exit charges of $33.0 million. The charges primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the quarter, net of estimated sublease income. As of December 31, 2018, we had exited all properties associated with this event. Changes to our estimated sublease income, including actual contracted sublease income, may result in incremental lease exit charge activity in the period determined. Additionally, we recognized a gain on the sale of buildings sold as a result of moving to our centralized corporate office, which is included in lease exit charges above for the year ended December 31, 2018. These charges are non-recurring and not reflective of underlying trends in our business.

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

The following generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussion of historical items and year-to-year comparisons between 2018 and 2017 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 6, 2019.

Overview of Full Year 2019 Results

Our key user metrics and financial results for fiscal year 2019 are as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 218 million in Q4 2019, compared to 186 million in Q4 2018.
•	Average revenue per user, or ARPU, increased 23% to $2.58 in Q4 2019, compared to $2.09 in Q4 2018.

Financial Results

•	Cash used in operating activities was $(305.0) million in 2019, compared to $(689.9) million in 2018.
•	Free Cash Flow was $(341.4) million in 2019, compared to $(810.1) million in 2018.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,576 million at December 31, 2019, compared with 1,507 million one year ago.

•	Capital expenditures were $36.5 million in 2019, compared to $120.2 million in 2018.
•	Cash, cash equivalents, and marketable securities were $2.1 billion as of December 31, 2019.
•	Revenue increased 45% to $1.7 billion in 2019, compared to $1.2 billion in 2018.
•	Total costs and expenses excluding stock-based compensation and related payroll tax expense increased 11% to $2.1 billion in 2019, compared to $1.9 billion in 2018.
•	Net loss decreased 18% to $(1.0) billion in 2019, compared to $(1.3) billion in 2018.
•	Diluted net loss per share decreased 23% to $(0.75) in 2019, compared to $(0.97) in 2018.
•	Adjusted EBITDA increased 65% to $(202.2) million in 2019, compared to $(575.6) million in 2018.

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

Trends in User Metrics

User Engagement

We define a Daily Active User as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average Daily Active Users for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 218 million DAUs on average in the fourth quarter of 2019, compared to 210 million in the prior quarter and 186 million in the fourth quarter of 2018.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

In the year ended December 31, 2019, we recorded revenue of $1.7 billion compared to revenue of $1.2 billion for the year ended December 31, 2018, an increase of 45% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools.

We measure progress in our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. We define ARPU as quarterly revenue divided by the average Daily Active Users.

ARPU was $2.58 in the fourth quarter of 2019, up from $2.09 a year ago and $2.12 in the third quarter of 2019. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

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

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content and third party selling costs, referred to as revenue share. In addition, cost of revenue includes advertising measurement services, and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. In addition, cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our senior convertible notes, or the Convertible Notes, and commitment fees and amortization of financing costs related to our revolving credit facility. In the prior period, interest expense also included interest on build-to-suit lease financing obligations.

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of non-marketable investment income and losses, and foreign currency transaction gains and losses. Other income (expense), net also includes any gains or losses on divestitures of businesses.

Income Tax Benefit (Expense)

We are subject to income taxes in the United States and numerous foreign jurisdictions. These foreign jurisdictions have different statutory tax rates than the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,715,534	$1,180,446	$824,949
Costs and expenses(1) (2):
Cost of revenue	895,838	798,865	717,462
Research and development	883,509	772,185	1,534,863
Sales and marketing	458,598	400,824	522,605
General and administrative	580,917	477,022	1,535,595
Total costs and expenses	2,818,862	2,448,896	4,310,525
Operating loss	(1,103,328)	(1,268,450)	(3,485,576)
Interest income	36,042	27,228	21,096
Interest expense	(24,994)	(3,894)	(3,456)
Other income (expense), net	59,013	(8,248)	4,528
Loss before income taxes	(1,033,267)	(1,253,364)	(3,463,408)
Income tax benefit (expense)	(393)	(2,547)	18,342
Net loss	$(1,033,660)	$(1,255,911)	$(3,445,066)
Adjusted EBITDA(3)	$(202,230)	$(575,637)	$(720,056)

(1)	Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$6,365	$4,393	$26,071
Research and development	464,639	340,533	1,154,430
Sales and marketing	93,355	84,059	236,474
General and administrative	121,654	109,226	1,222,920
Total	$686,013	$538,211	$2,639,895

(2)	Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$21,271	$26,282	$15,222
Research and development	33,208	33,001	25,076
Sales and marketing	13,256	15,089	10,450
General and administrative	19,510	17,276	10,540
Total	$87,245	$91,648	$61,288

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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	52	68	87
Research and development	52	65	186
Sales and marketing	27	34	63
General and administrative	34	40	186
Total costs and expenses	164	207	523
Operating loss	64	107	423
Interest income	2	2	3
Interest expense	1	—	—
Other income (expense), net	3	—	1
Loss before income taxes	60	106	420
Income tax benefit (expense)	—	—	2
Net loss	60%	106%	418%

Revenue

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Revenue	$1,715,534	$1,180,446	$824,949	$535,088	45%	$355,497	43%

2019 compared to 2018

Revenue for the year ended December 31, 2019 increased $535.1 million compared to the same period in 2018. Revenue increased due to growth in advertising demand, which resulted in an increase in the number of impressions. We continue to optimize our self-serve platform, enabling advertisers to more easily access our inventory and reach more users at a lower price compared to the prior period.

Cost of Revenue

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Cost of Revenue	$895,838	$798,865	$717,462	$96,973	12%	$81,403	11%

2019 compared to 2018

Cost of revenue for the year ended December 31, 2019 increased $97.0 million, or 12%, compared to the same period in 2018. The increase in cost of revenue primarily consisted of increased revenue share costs of $54.4 million, consistent with our overall increase in revenue. Additionally, the increase was driven by increased infrastructure costs of $37.9 million, attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies, and increased advertising measurement expenses.

Research and Development Expenses

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Research and Development Expenses	$883,509	$772,185	$1,534,863	$111,324	14%	$(762,678)	(50)%

2019 compared to 2018

Research and development expenses for the year ended December 31, 2019 increased $111.3 million compared to the same period in 2018. The increase was primarily driven by an increase in stock-based compensation expense of $124.1 million. The prior period included a $24.6 million stock-based compensation forfeiture benefit related to the 2018 reduction in force.

Sales and Marketing Expenses

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Sales and Marketing Expenses	$458,598	$400,824	$522,605	$57,774	14%	$(121,781)	(23)%

2019 compared to 2018

Sales and marketing expenses for the year ended December 31, 2019 increased $57.8 million compared to the same period in 2018. The increase was primarily driven by increased marketing investments of $52.6 million.

General and Administrative Expenses

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
General and Administrative Expenses	$580,917	$477,022	$1,535,595	$103,895	22%	$(1,058,573)	(69)%

2019 compared to 2018

General and administrative expenses for the year ended December 31, 2019 increased $103.9 million compared to the same period in 2018. The increase was driven by an increase in legal expenses primarily due to the legal charges of $100.0 million for the preliminary settlement agreement of the securities class actions that arose following our IPO. Additionally, the increase was driven by an increase in personnel expenses of $21.3 million, primarily due to an increase in stock-based compensation expense, and an increase in professional service and other corporate expenses. The increase was partially offset by a decrease in facilities costs, as the prior period included $33.0 million of lease exit charges.

Interest Income

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Interest Income	$36,042	$27,228	$21,096	$8,814	32%	$6,132	29%

2019 compared to 2018

Interest income for the year ended December 31, 2019 increased $8.8 million compared to the same period in 2018. The increase was primarily a result of higher interest rates on U.S. government-backed securities and a higher overall invested cash balance as a result of the Convertible Notes offering.

Interest Expense

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(24,994)	$(3,894)	$(3,456)	$(21,100)	NM	$(438)	NM

2019 compared to 2018

Interest expense for the year ended December 31, 2019 increased $21.1 million, compared to the same period in 2018. The increase in interest expense in the current period relates to the Convertible Notes.

Other Income (Expense), Net

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$59,013	$(8,248)	$4,528	$67,261	NM	$(12,776)	NM

2019 compared to 2018

Other income, net for the year ended December 31, 2019 increased $67.3 million, compared to other expense, net of $8.2 million for the same period in 2018. Other income, net for the current year was primarily a result of a gain of $39.9 million on the divestiture of Placed, LLC, or Placed, a location-based measurement services company that was divested in 2019, as well as gains on non-marketable investments. Other expense, net in the prior year was primarily a result of $7.2 million of non-marketable investment impairment expense.

Income Tax Benefit (Expense)

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Income Tax Benefit (Expense)	$(393)	$(2,547)	$18,342	$2,154	(85)%	$(20,889)	(114)%
Effective Tax Rate	(0.0)%	(0.2)%	0.5%

2019 compared to 2018

Income tax expense was $0.4 million for the year ended December 31, 2019, compared to $2.5 million for the same period in 2018.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

For additional discussion, see Note 11 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Loss and Adjusted EBITDA

	Year Ended December 31,			2019 vs 2018 Change		2018 vs 2017 Change
	2019	2018	2017	$	%	$	%
	(dollars in thousands)
Net Loss	$(1,033,660)	$(1,255,911)	$(3,445,066)	$222,251	(18)%	$2,189,155	(64)%
Adjusted EBITDA	$(202,230)	$(575,637)	$(720,056)	$373,407	(65)%	$144,419	(20)%

2019 compared to 2018

Net loss for the year ended December 31, 2019 was $1.0 billion, compared to $1.3 billion for the same period in 2018. Adjusted EBITDA loss for the year ended December 31, 2019 was $202.2 million, compared to $575.6 million for the same period in 2018. The decrease in Adjusted EBITDA loss was driven by increased revenues, partially offset by increased cost of revenue and marketing expenses. Additionally, the decrease in net loss was primarily a result of a gain of $39.9 million on the divestiture of Placed, as well as decreased facilities costs, as the prior period included lease exit charges of $33.0 million. The decrease was partially offset by an increase in legal expense of $100.0 million for the preliminary settlement agreement of securities class actions that arose following our IPO and an increase in stock-based compensation expense of $147.8 million.

For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Selected Financial Data—Non-GAAP Financial Measures.”

Unaudited Quarterly Results of Operations Data

The following table sets forth the primary components of our unaudited quarterly consolidated statements of cash flows for each of the four quarters in the periods ended December 31, 2019 and December 31, 2018. These unaudited quarterly statements of cash flows have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(231,981)	$(199,346)	$(132,543)	$(126,054)	$(66,178)	$(95,789)	$(76,149)	$(66,842)
Net cash provided by (used in) investing activities	319,247	123,208	89,561	162,438	(80,928)	184,715	(688,319)	(144,076)
Net cash provided by (used in) financing activities	45,258	1,914	142	123	5,596	1,342	1,157,550	1,364
Change in cash, cash equivalents, and restricted cash	$132,524	$(74,224)	$(42,840)	$36,507	$(141,510)	$90,268	$393,082	$(209,554)

The following table sets forth the major components of our unaudited quarterly consolidated statements of operations for each of the four quarters in the periods ended December 31, 2019 and December 31, 2018. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$230,666	$262,263	$297,695	$389,822	$320,426	$388,021	$446,199	$560,888
Costs and expenses(1) (2):
Cost of revenue	196,798	191,565	197,554	212,948	203,767	215,492	223,140	253,439
Research and development	200,986	203,246	203,510	164,443	216,185	236,199	211,599	219,526
Sales and marketing	102,113	101,685	97,552	99,474	97,882	111,504	123,240	125,972
General and administrative	123,299	123,609	122,450	107,664	118,653	129,644	117,073	215,547
Total costs and expenses	623,196	620,105	621,066	584,529	636,487	692,839	675,052	814,484
Operating loss	(392,530)	(357,842)	(323,371)	(194,707)	(316,061)	(304,818)	(228,853)	(253,596)
Interest income	6,104	6,600	7,011	7,513	7,816	7,446	10,317	10,463
Interest expense	(934)	(930)	(919)	(1,111)	(756)	(809)	(8,654)	(14,775)
Other income (expense), net	3,153	(61)	(7,625)	(3,715)	(1,127)	44,085	(1,481)	17,536
Loss before income taxes	(384,207)	(352,233)	(324,904)	(192,020)	(310,128)	(254,096)	(228,671)	(240,372)
Income tax benefit (expense)	(1,578)	(1,077)	(244)	352	(279)	(1,078)	1,296	(332)
Net loss	$(385,785)	$(353,310)	$(325,148)	$(191,668)	$(310,407)	$(255,174)	$(227,375)	$(240,704)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$276	$1,467	$1,368	$1,283	$1,849	$1,786	$1,332	$1,398
Research and development	77,815	92,303	95,329	75,086	112,242	132,610	108,176	111,611
Sales and marketing	16,185	21,996	25,082	20,795	17,760	26,474	23,333	25,788
General and administrative	38,982	40,605	5,030	24,608	30,705	34,704	28,387	27,858
Total	$133,258	$156,371	$126,809	$121,772	$162,556	$195,574	$161,228	$166,655

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,202	$5,610	$5,582	$9,888	$6,146	$5,642	$4,580	$4,903
Research and development	8,791	9,489	10,174	4,547	8,650	7,188	8,632	8,738
Sales and marketing	3,569	3,991	4,054	3,475	4,015	3,045	3,109	3,087
General and administrative	3,991	3,424	5,088	4,772	4,508	6,785	4,325	3,892
Total	$21,553	$22,514	$24,898	$22,682	$23,319	$22,660	$20,646	$20,620

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash used in operating activities	$(231,981)	$(199,346)	$(132,543)	$(126,054)	$(66,178)	$(95,789)	$(76,149)	$(66,842)
Less:
Purchases of property and equipment	(36,315)	(34,901)	(26,285)	(22,741)	(11,814)	(7,633)	(7,938)	(9,093)
Free Cash Flow	$(268,296)	$(234,247)	$(158,828)	$(148,795)	$(77,992)	$(103,422)	$(84,087)	$(75,935)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(385,785)	$(353,310)	$(325,148)	$(191,668)	$(310,407)	$(255,174)	$(227,375)	$(240,704)
Add (deduct):
Interest income	(6,104)	(6,600)	(7,011)	(7,513)	(7,816)	(7,446)	(10,317)	(10,463)
Interest expense	934	930	919	1,111	756	809	8,654	14,775
Other (income) expense, net	(3,153)	61	7,625	3,715	1,127	(44,085)	1,481	(17,536)
Income tax (benefit) expense	1,578	1,077	244	(352)	279	1,078	(1,296)	332
Depreciation and amortization	21,553	22,514	24,898	22,682	23,319	22,660	20,646	20,620
Stock-based compensation expense	133,258	156,371	126,809	121,772	162,556	195,574	161,228	166,655
Payroll tax expense related to stock-based compensation	9,968	5,997	3,947	2,015	6,737	7,871	4,604	8,628
Reduction in force charges	9,884	—	—	—	—	—	—	—
Lease exit charges	—	3,928	29,340	(2,125)	—	—	—	—
Securities class actions legal charges	—	—	—	—	—	—	—	100,000
Adjusted EBITDA	$(217,867)	$(169,032)	$(138,377)	$(50,363)	$(123,449)	$(78,713)	$(42,375)	$42,307

The following table sets forth the components of our unaudited quarterly consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	85	73	66	55	64	56	50	45
Research and development	87	77	68	42	67	61	47	39
Sales and marketing	44	39	33	26	31	29	28	22
General and administrative	53	47	41	28	37	33	26	38
Total costs and expenses	270	236	209	150	199	179	151	145
Operating loss	170	136	109	50	99	79	51	45
Interest income	3	3	2	2	2	2	2	2
Interest expense	—	—	—	—	—	—	2	3
Other income (expense), net	1	—	3	1	—	11	—	3
Loss before income taxes	167	134	109	49	97	65	51	43
Income tax benefit (expense)	1	—	—	—	—	—	—	—
Net loss	167%	135%	109%	49%	97%	66%	51%	43%

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.1 billion as of December 31, 2019, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In August 2019, we issued the Convertible Notes with an aggregate principal amount of $1.265 billion. The net proceeds from the issuance of the Convertible Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the capped call transactions, or the Capped Call Transactions. The Convertible Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The Convertible Notes were not convertible as of December 31, 2019.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Convertible Notes. As of December 31, 2019, no amounts were outstanding under the Credit Facility. As of December 31, 2019, we had $25.5 million in the form of outstanding standby letters of credit.

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

As of December 31, 2019, approximately 3% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net cash used in operating activities	$(304,958)	$(689,924)	$(734,667)
Net cash provided by (used in) investing activities	(728,608)	694,454	(1,357,010)
Net cash provided by financing activities	1,165,852	47,437	2,265,348
Change in cash, cash equivalents, and restricted cash	$132,286	$51,967	$173,671
Free Cash Flow (1)	$(341,436)	$(810,166)	$(819,185)

(1)

For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Selected Financial Data—Non-GAAP Financial Measures.”

Net Cash Used in Operating Activities

2019 compared to 2018

Net cash used in operating activities decreased $385.0 in the year ended December 31, 2019 compared to the same period in 2018. Net cash used in operating activities was $305.0 million for the year ended December 31, 2019, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $686.0 million, and depreciation and amortization expense of $87.2 million, partially offset by a $39.9 million gain on the divestiture of Placed. Net cash used in operating activities was also driven by a $147.9 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accrued expenses and other current liabilities of $146.1 million primarily due to the securities class actions legal charges and the timing of payments.

Net Cash Provided by (Used in) Investing Activities

2019 compared to 2018

Net cash used in investing activities was $728.6 million for the year ended December 31, 2019, compared to net cash provided by investing activities of $694.5 million for the same period in 2018. Our investing activities in the current period consisted primarily of the purchase of marketable securities of $2.5 billion, partially offset by the sales and maturities of marketable securities of $1.8 billion. Net cash provided by investing activities in the prior period consisted of sales and maturities of marketable securities of $2.5 billion, partially offset by the purchase of marketable securities of $1.7 billion.

Net Cash Provided by Financing Activities

2019 compared to 2018

Net cash provided by financing activities was $1.2 billion and $47.4 million for the years ended December 31, 2019 and 2018, respectively. Our financing activities in the current period consisted primarily of net proceeds of $1.15 billion from the issuance of the Convertible Notes and the purchase of the Capped Calls. Net cash provided by financing activities in the prior periods consisted of proceeds from the exercise of stock options.

Free Cash Flow

2019 compared to 2018

Free Cash Flow was $(341.4) million and $(810.2) million for the years ended December 31, 2019 and 2018, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $36.5 million and $120.2 million for the years ended December 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements for any of the periods presented.

Contingencies

We are involved in claims, lawsuits, tax matters, government investigations, and proceedings arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We also disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. Such claims, suits, and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Many of these legal and tax contingencies can take years to resolve. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Total	1 Year (2020)	2-3 Years (2021 and 2022)	4-5 Years (2023 and 2024)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,672,420	$610,087	$1,062,333	$—	$—
Lease commitments	13,788	689	4,065	6,129	2,905
Other commitments	39,487	30,870	6,637	1,766	214
Total contractual commitments	$1,725,695	$641,646	$1,073,035	$7,895	$3,119

For additional discussion on our operating and financing leases and hosting and other purchase commitments, see Note 8 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. We are committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the term, although it will not count towards meeting the future minimum purchase commitments.

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

Stock-Based Compensation

In the year ended December 31, 2019, total stock-based compensation expense recognized was $686.0 million. We have granted stock-based awards consisting primarily of restricted stock units, or RSUs, restricted stock awards, or RSAs, and to a lesser extent, stock options to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs granted before January 1, 2017, or Pre-2017 RSUs, included both service-based and performance conditions to vest in the underlying common stock. The service-based condition for the majority of these awards is satisfied over four years. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. On the effectiveness of the registration statement for our IPO, we recognized $1.3 billion in stock-based compensation expense. All RSUs granted after December 31, 2016, or Post-2017 RSUs, vest on the satisfaction of only service-based conditions. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

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

Restricted Stock Units

As of December 31, 2019, we have approximately $34.5 million of unrecognized stock-based compensation expense related to Pre-2017 RSUs to be recognized over a weighted-average period of approximately 0.8 years. Total unrecognized compensation cost related to Post-2017 RSUs was $1.4 billion as of December 31, 2019 and is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

As of December 31, 2019, we have approximately $74.2 million of unrecognized stock-based compensation expense related to RSAs to be recognized over a weighted-average period of approximately 3.3 years.

CEO Award

On the closing of the IPO, our CEO received the CEO award for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs on the closing of the IPO, net of shares withheld to satisfy tax withholding obligations. The CEO award vested immediately on the closing of the IPO, and such shares are being delivered to the CEO in equal quarterly installments over three years which began in November 2017. As of December 31, 2019, 28.1 million shares subject to the CEO award have been delivered to the CEO. In the three months ended March 31, 2017, the stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock, at the initial public offering price of $17.00 per share.

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

Convertible Notes

We account for the Convertible Notes as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is calculated by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. We estimated the fair value of the liability and equity components using a convertible bond model, which includes subjective assumptions such as the expected term, expected volatility, and the interest rate of a similar non-convertible debt instrument. These assumptions involve inherent uncertainties and management judgement.

Loss Contingencies

We are involved in claims, lawsuits, tax matters, government investigations, and proceedings arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. When there appears to be a range of possible costs with equal likelihood, a liability is recorded based on the low-end of such range. However, the likelihood of a loss is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available, the potential effect of future events, and decisions by third parties impacting the ultimate resolution of the contingency. It is also not uncommon for such matters to be resolved over multiple reporting periods. During this time, relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of potential loss. We also disclose material contingencies when we believe that a loss is reasonably possible.

Significant judgment is required to determine both probability and the estimated amounts of loss contingencies. Such claims, suits, and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change, it could have a material impact on our results of operations, financial position, and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $520.3 million and $387.1 million at December 31, 2019 and December 31, 2018, respectively. We had marketable securities totaling $1.6 billion and $891.9 million at December 31, 2019 and December 31, 2018, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In August 2019, we issued Convertible Notes with an aggregate principal amount of $1.265 billion. We carry the Convertible Notes at face value less the unamortized debt discount and issuance costs on our consolidated balance sheets. The Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk

For all periods presented, the majority of our sales and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar.

For the periods presented, our operations outside of the United States incur a majority of their operating expenses in foreign currencies. Therefore, our results of operations and cash flows are minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant.

For the periods presented, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues by offering various advertising products on Snapchat. The substantial majority of advertising revenues is generated based upon contractual agreements with customers on a fixed fee for advertisements delivered over a period of time, or fees based on the number of advertising impressions delivered. Revenue related to fixed fee agreements is recognized ratably over the service period while revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is displayed.

The Company’s revenue recognition process utilizes multiple, complex, proprietary systems and tools for the initiation, processing and recording of transactions which includes a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which required significant audit effort. Also, the identification and evaluation of certain non-standard terms and conditions required incremental audit effort to determine the distinct performance obligations and the timing of revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the identification and evaluation of revenue recognition for standard and non-standard terms and conditions.  With the support of our information technology professionals, we identified and tested the relevant systems and tools used for the determination of initiation, delivery, recording and billing of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems.

Among other procedures, to test the Company’s recognition of revenue, we tested the completeness and accuracy of the underlying data within the Company’s billing systems, by agreeing amounts recognized to contractual terms and conditions, and tested revenue recognized to accounts receivables and cash receipts.  Additionally, we examined standard customer online terms and conditions to understand the distinct performance obligations and tested the timing of revenue recognition.  Further, we selected a sample of non-standard contractual arrangements to understand the performance obligations and the timing of revenue recognition. To assess completeness of non-standard terms and conditions, we obtained confirmations of terms and conditions for a sample of customers.

Convertible Notes
Description of the Matter

As described in Note 7 to the consolidated financial statements, in August 2019 the Company issued $1.265 billion of convertible senior notes due in 2026 (Convertible Notes), which permits the Company to settle in cash or stock at its option.  The Company entered into separate capped call transactions to reduce potential dilution upon conversion of the Convertible Notes.  These transactions are collectively referred to as the Convertible Notes Transactions.

Auditing the Company’s accounting for the Convertible Notes Transactions was complex due to the significant judgment required in determining the liability component of the Convertible Notes as well as the balance sheet classification of the elements of the Convertible Notes.  The Company estimated the fair value of the liability component of the Convertible Notes, absent any embedded conversion features, using a discounted cash flow model with a risk adjusted yield.  In estimating the risk adjusted yield, the Company utilized both an income and market approach.  For the income approach, the Company used a convertible bond pricing model, which included several assumptions including estimates of the Company’s equity volatility, dividend yield and a market risk free rate.  For the market approach, the Company performed an evaluation of comparable issuances of debt securities issued by companies with a similar credit risk rating to determine the fair value of the liability component.  Additionally, the Company performed a detailed analysis of the terms of the Convertible Notes Transactions to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction and identification of any derivatives included in the arrangements.

Our testing of the fair value of the liability component, included, among other procedures, evaluating the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield and the market risk free rate as well as its analysis of comparable issuances of debt securities by companies with a similar credit risk rating. In addition, we involved a valuation specialist to assist in our evaluation of the methodology used by the Company and the appropriateness of significant assumptions.

Accounting for Loss Contingencies
Description of the Matter

As described in Note 8 to the financial statements, the Company is involved in various claims and legal proceedings. The Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. The Company also performs an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements.

Auditing management’s determination of whether a loss is probable and reasonably estimable, reasonably possible or remote, and the related disclosures, is highly subjective and requires significant judgment.  In particular, these determinations are sensitive to the uncertainties related to the ultimate outcome of the legal contingency, the status and uncertainty of the litigation and/or the appeals process, the jurisdiction where the lawsuit has been filed, the extent of recovery of losses from insurers, and the status of any settlement discussions associated with the legal contingency.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s process for recognition, measurement and disclosure of legal contingencies.

To test the Company’s legal contingencies, we assessed the completeness of the legal contingencies subject to evaluation by the Company, and assessed the Company’s determination of the probability of outcomes for legal contingencies through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal and external legal counsel to confirm our understanding of the allegations, and obtained written representations from executives of the Company.

For those legal contingencies for which the Company has determined that a loss is probable and reasonably estimable and is therefore required to be recognized, we evaluated the measurement of the recorded loss. For those legal contingencies for which the Company has determined that a loss is either probable or reasonably possible, but the Company is unable to estimate the range of loss, and is therefore required to be disclosed, we assessed the sufficiency of the disclosures of legal contingencies.   We assessed the Company’s estimate of the amount of the loss, for both contingencies that are probable and reasonably possible, through inspection of correspondence received from internal and external legal counsel, direct discussions with internal and external legal counsel, inspection of court rulings, inspection of settlement agreements, and evaluated the extent of recovery of losses from insurers. We also obtained written representations from executives of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

February 4, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on Internal Control over Financial Reporting

We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 4, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 4, 2020

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(1,033,660)	$(1,255,911)	$(3,445,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,245	91,648	61,288
Stock-based compensation	686,013	538,211	2,639,895
Deferred income taxes	(491)	(383)	(17,490)
Gain on divestiture	(39,883)	—	—
Amortization of debt discount and issuance costs	17,797	—	—
Lease exit charges	—	33,033	—
Excess inventory reserve and related asset impairment	—	—	21,997
Other	(28,575)	(903)	(6,356)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(147,862)	(77,506)	(104,357)
Prepaid expenses and other current assets	(9,849)	1,594	(39,783)
Operating lease right-of-use assets	58,199	—	—
Other assets	1,169	21,785	(4,771)
Accounts payable	20,674	(33,532)	49,696
Accrued expenses and other current liabilities	146,063	(14,325)	100,988
Operating lease liabilities	(60,844)	—	—
Other liabilities	(954)	6,365	9,292
Net cash used in operating activities	(304,958)	(689,924)	(734,667)
Cash flows from investing activities
Purchases of property and equipment	(36,478)	(120,242)	(84,518)
Sales of property and equipment	—	11,276	—
Proceeds from divestiture, net	73,796	—	—
Cash paid for acquisitions, net of cash acquired	(77,119)	(815)	(386,011)
Non-marketable investments	(5,481)	(22,495)	(10,030)
Purchases of marketable securities	(2,477,388)	(1,653,918)	(3,862,637)
Sales of marketable securities	184,179	45,007	511,068
Maturities of marketable securities	1,608,854	2,438,206	2,483,225
Other	1,029	(2,565)	(8,107)
Net cash provided by (used in) investing activities	(728,608)	694,454	(1,357,010)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,251,411	—	—
Purchase of capped calls	(102,086)	—	—
Proceeds from the exercise of stock options	16,527	47,988	11,379
Stock repurchases from employees for tax withholdings	—	(551)	(394,156)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting commissions	—	—	2,657,797
Payments of deferred offering costs	—	—	(9,672)
Net cash provided by financing activities	1,165,852	47,437	2,265,348
Change in cash, cash equivalents, and restricted cash	132,286	51,967	173,671
Cash, cash equivalents, and restricted cash, beginning of period	388,974	337,007	163,336
Cash, cash equivalents, and restricted cash, end of period	$521,260	$388,974	$337,007
Supplemental disclosures
Cash paid for income taxes, net	$156	$3,598	$6,226
Supplemental disclosures of non-cash activities
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$(6,027)	$(7,764)	$13,139

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,715,534	$1,180,446	$824,949
Costs and expenses:
Cost of revenue	895,838	798,865	717,462
Research and development	883,509	772,185	1,534,863
Sales and marketing	458,598	400,824	522,605
General and administrative	580,917	477,022	1,535,595
Total costs and expenses	2,818,862	2,448,896	4,310,525
Operating loss	(1,103,328)	(1,268,450)	(3,485,576)
Interest income	36,042	27,228	21,096
Interest expense	(24,994)	(3,894)	(3,456)
Other income (expense), net	59,013	(8,248)	4,528
Loss before income taxes	(1,033,267)	(1,253,364)	(3,463,408)
Income tax benefit (expense)	(393)	(2,547)	18,342
Net loss	$(1,033,660)	$(1,255,911)	$(3,445,066)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.75)	$(0.97)	$(2.95)
Diluted	$(0.75)	$(0.97)	$(2.95)
Weighted average shares used in computation of net loss per share:
Basic	1,375,462	1,300,568	1,166,085
Diluted	1,375,462	1,300,568	1,166,085

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(1,033,660)	$(1,255,911)	$(3,445,066)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	797	710	(1,122)
Foreign currency translation	(3,371)	(11,720)	17,336
Total other comprehensive income (loss), net of tax	(2,574)	(11,010)	16,214
Total comprehensive income (loss)	$(1,036,234)	$(1,266,921)	$(3,428,852)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$520,317	$387,149
Marketable securities	1,592,488	891,914
Accounts receivable, net of allowance	492,194	354,965
Prepaid expenses and other current assets	38,987	41,900
Total current assets	2,643,986	1,675,928
Property and equipment, net	173,667	212,560
Operating lease right-of-use assets	275,447	—
Intangible assets, net	92,121	126,054
Goodwill	761,153	632,370
Other assets	65,550	67,194
Total assets	$4,011,924	$2,714,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46,886	$30,876
Operating lease liabilities	42,179	—
Accrued expenses and other current liabilities	410,610	261,815
Total current liabilities	499,675	292,691
Convertible senior notes, net	891,776	—
Operating lease liabilities, noncurrent	303,178	—
Other liabilities	57,382	110,416
Total liabilities	1,752,011	403,107
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,160,127 shares issued and outstanding at December 31, 2019 and 3,000,000 shares authorized, 999,304 shares issued and outstanding at December 31, 2018.	12	10
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 24,522 shares issued and outstanding at December 31, 2019 and 700,000 shares authorized, 93,845 shares issued and outstanding at December 31, 2018.	—	1
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,147 shares issued and outstanding at December 31, 2019 and 260,888 shares authorized, 224,611 shares issued and outstanding at December 31, 2018.	2	2
Additional paid-in capital	9,205,256	8,220,417
Accumulated other comprehensive income	573	3,147
Accumulated deficit	(6,945,930)	(5,912,578)
Total stockholders’ equity	2,259,913	2,310,999
Total liabilities and stockholders’ equity	$4,011,924	$2,714,106

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible voting preferred stock—Series A, A-1, and B
Balance, beginning of period	—	$—	—	$—	146,962	$1
Conversion of Series A, A-1, and B to Class B voting common stock	—	—	—	—	(146,962)	(1)
Balance, end of period	—	—	—	—	—	—
Convertible non-voting preferred stock—Series C
Balance, beginning of period	—	—	—	—	16,000	—
Conversion of Series C to Class B voting common stock	—	—	—	—	(16,000)	—
Balance, end of period	—	—	—	—	—	—
Convertible non-voting preferred stock—Series D, E, and F
Balance, beginning of period	—	—	—	—	83,851	2
Conversion of Series D, E, and F to Class B voting common stock	—	—	—	—	(83,851)	(2)
Balance, end of period	—	—	—	—	—	—
Convertible voting preferred stock—Series FP
Balance, beginning of period	—	—	—	—	215,887	2
Conversion of Series FP to Class C voting common stock	—	—	—	—	(215,887)	(2)
Balance, end of period	—	—	—	—	—	—
Class A non-voting common stock
Balance, beginning of period	999,304	10	883,022	9	504,902	5
Shares issued in connection with exercise of stock options under stock-based compensation plans	3,291	—	15,856	—	9,928	—
Shares issued in connection with exercise of stock options, converted from Class B voting common stock and subsequently sold	—	—	—	—	4,923	—
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	—	1,854	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	86,519	1	64,831	1	40,922	—
Issuance of Class A non-voting common stock upon initial public offering, net of issuance costs	—	—	—	—	160,350	2
Conversion of Class B voting common stock to Class A non-voting common stock	71,013	1	35,634	—	169,800	2
Stock repurchases from employees for tax withholdings	—	—	(39)	—	(16,867)	—
Class A non-voting common stock sold on behalf of employees to cover taxes	—	—	—	—	7,210	—
Balance, end of period	1,160,127	12	999,304	10	883,022	9
Class B voting common stock
Balance, beginning of period	93,846	1	122,564	1	31,469	—
Conversion of Series A-F preferred to Class B voting common stock	—	—	—	—	246,813	2
Shares issued in connection with exercise of stock options under stock-based compensation plans	1,389	—	3,414	—	9,396	—
Shares issued in connection with exercise of stock options, converted to Class A non-voting common stock and subsequently sold	—	—	—	—	(4,923)	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	300	—	3,502	—	18,906	1
Conversion of Class B voting common stock to Class A non-voting common stock	(71,013)	(1)	(35,634)	—	(169,800)	(2)
Stock repurchases from employees for tax withholdings	—	—	—	—	(8,390)	—
Shares converted to Class A non-voting common stock and subsequently sold on behalf of employees to cover taxes	—	—	—	—	(907)	—
Balance, end of period	24,522	—	93,846	1	122,564	1

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands)

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Class C voting common stock
Balance, beginning of period	224,611	2	216,616	2	—	—
Conversion of Series FP preferred stock to Class C voting common stock	—	—	—	—	215,887	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	6,536	—	7,995	—	3,122	—
Shares converted to Class A non-voting common stock and subsequently sold on behalf of employees to cover taxes	—	—	—	—	(2,393)	—
Balance, end of period	231,147	2	224,611	2	216,616	2
Additional paid-in capital
Balance, beginning of period	—	8,220,417	—	7,634,825	—	2,728,823
Stock-based compensation expense	—	686,013	—	538,211	—	2,639,895
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	16,567	—	47,988	—	11,379
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	6,913	—	—	—	6,406
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	2,642,729
Stock repurchases from employees for tax withholdings	—	—	—	(607)	—	(394,407)
Equity component of convertible senior notes, net	—	377,432	—	—	—	—
Purchase of capped calls	—	(102,086)	—	—	—	—
Balance, end of period	—	9,205,256	—	8,220,417	—	7,634,825
Accumulated deficit
Balance, beginning of period	—	(5,912,578)	—	(4,656,667)	—	(1,207,862)
Cumulative-effect adjustment from accounting changes	—	308	—	—	—	(3,739)
Net loss	—	(1,033,660)	—	(1,255,911)	—	(3,445,066)
Balance, end of period	—	(6,945,930)	—	(5,912,578)	—	(4,656,667)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	3,147	—	14,157	—	(2,057)
Other comprehensive income (loss), net of tax	—	(2,574)	—	(11,010)	—	16,214
Balance, end of period	—	573	—	3,147	—	14,157
Total stockholders’ equity	1,415,796	$2,259,913	1,317,761	$2,310,999	1,222,202	$2,992,327

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

In addition, on the closing of the IPO, our Chief Executive Officer (“CEO”) received an RSU award (“CEO award”) for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs, net of shares withheld to satisfy tax withholding obligations, on the closing of the IPO. The CEO award vested immediately on the closing of the IPO, and such shares are being delivered to the CEO in quarterly installments over three years which began in November 2017. There is no continuing service requirement for our CEO. The stock-based compensation expense recognized related to the CEO award was $636.6 million, which is based on the vesting of 37.4 million shares of Class C common stock on the closing of the IPO, at the initial public offering price of $17.00 per share. As of December 31, 2019 and 2018, in accordance with terms of the CEO award, 28.0 million and 15.6 million shares of Class C common stock were issued, respectively. At December 31, 2019 and 2018, 9.4 million and 21.8 million shares of Class C common stock were to be issued in future periods in equal quarterly installments through 2020, respectively.

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

Cost of Revenue

Cost of revenue includes payments for content and third party selling costs, referred to as revenue share. Under some of these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Revenue-share costs were $174.7 million, $120.3 million, and $96.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

In addition, cost of revenue consists of expenses associated with infrastructure costs of the Snapchat mobile application, advertising measurement services, and personnel-related costs. Cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

Advertising

Advertising costs are expensed as incurred and were $31.4 million, $11.3 million, and $10.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period.

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

Restricted Cash

We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2019 and 2018, restricted cash balances were immaterial.

Marketable Securities

We hold investments in marketable securities consisting of U.S. government securities, U.S. government agency securities, corporate debt securities, certificates of deposit, and commercial paper. We classify our marketable securities as available-for-sale investments in our current assets because they represent investments available for current operations. Our available-for-sale investments are carried at fair value with any unrealized gains and losses, included in accumulated other comprehensive (loss) income in stockholders’ equity. We determine gains or losses on the sale or maturities of marketable securities using the specific identification method and these gains or losses are recorded in other income (expense), net in our consolidated statements of operations. Unrealized losses are recorded in other income (expense), net when a decline in fair value is determined to be other than temporary.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2019 and 2018, the allowance for doubtful accounts was immaterial.

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

Leases

We have various non-cancelable lease agreements for certain of our offices. Leases are recorded as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

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

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Intangible Asset	Estimated Useful Life
Domain names	5 Years
Trademarks	1 to 5 Years
Acquired developed technology	4 to 7 Years
Customer relationships	2 to 5 Years
Patents	3 to 11 Years

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

Legal Contingencies

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred. Note 8 provides additional information regarding our legal contingencies.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 in the fourth quarter of 2019. The adoption did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our consolidated financial statements, including accounting policies, processes, and systems, is not material.

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

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine collectability by performing ongoing credit evaluations and monitoring customer accounts receivable balances. Sales taxes, including value added taxes, are excluded from reported revenue.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
North America (1) (2)	$1,068,108	$780,992	$675,402
Europe (3)	299,913	183,077	98,047
Rest of world	347,513	216,377	51,500
Total revenue	$1,715,534	$1,180,446	$824,949

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $1.0 billion, $752.9 million, and $643.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(3)	Europe includes Russia and Turkey.

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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019			2018			2017
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common(3)	Class B Common(1)	Class C Common(2)
Numerator:
Net loss	$(817,156)	$(33,341)	$(183,164)	$(921,235)	$(94,897)	$(239,779)	$(2,169,120)	$(548,098)	$(727,848)
Net loss attributable to common stockholders	$(817,156)	$(33,341)	$(183,164)	$(921,235)	$(94,897)	$(239,779)	$(2,169,120)	$(548,098)	$(727,848)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,087,366	44,366	243,730	953,992	98,271	248,305	734,203	185,520	246,362
Diluted shares:
Weighted-average common shares - Diluted	1,087,366	44,366	243,730	953,992	98,271	248,305	734,203	185,520	246,362
Net loss per share attributable to common stockholders:
Basic	$(0.75)	$(0.75)	$(0.75)	$(0.97)	$(0.97)	$(0.97)	$(2.95)	$(2.95)	$(2.95)
Diluted	$(0.75)	$(0.75)	$(0.75)	$(0.97)	$(0.97)	$(0.97)	$(2.95)	$(2.95)	$(2.95)

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	10,262	16,291	32,596
Unvested RSUs and RSAs	148,797	158,264	163,796
Convertible Notes (if-converted)	55,468	—	—

4. Stockholders’ Equity

Common Stock

As of December 31, 2019, we are authorized to issue 3,000,000,000 shares of Class A nonvoting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stock has no voting rights, Class B common stock is entitled to one vote per share, and Class C common stock is entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2019, we did not declare any dividends. On a liquidation event, as defined in our amended and restated certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.

As of December 31, 2019, there were 1,160,127,014 shares, 24,521,607 shares, and 231,147,476 shares of Class A common stock, Class B common stock, and Class C common stock, respectively, issued and outstanding.

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

We initially reserved 87,270,108 shares of our Class A common stock for future issuance under the 2017 Plan. An additional number of shares of Class A common stock will be added to the 2017 Plan equal to (i) 96,993,064 shares of Class A common stock reserved for future issuance pursuant to outstanding stock options and unvested RSUs under the 2014 Plan, (ii) 37,228,865 shares of Class A common stock issuable on conversion of Class B common stock underlying stock options and unvested RSUs outstanding under the 2012 Plan, (iii) 17,858,235 shares of Class A common stock that were reserved for issuance under the 2014 Plan as of the date the 2017 Plan became effective, (iv) 11,004,580 shares of Class A common stock issuable on conversion of Class B common stock that were reserved for issuance under the 2012 Plan as of the date the 2017 Plan became effective, and (v) a maximum of 86,737,997 shares of Class A common stock that will be added pursuant to the following sentence. With respect to each share that returns to the 2017 Plan pursuant to (i) and (ii) of the prior sentence that was associated with an award that was outstanding under the 2014 Plan and 2012 Plan as of October 31, 2016, an additional share of Class A common stock will be added to the share reserve of the 2017 Plan, up to a maximum of 86,737,997 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 5% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, and (ii) a number determined by our board of directors. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.

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

Restricted Stock Units

The following table summarizes the RSU award activity during the year ended December 31, 2019:

	Class A Outstanding RSUs	Class B Outstanding RSUs	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2018	149,638	492	$13.34
Granted	89,582	—	$11.00
Vested	(76,983)	(490)	$12.10
Forfeited	(21,622)	(2)	$13.15
Unvested at December 31, 2019	140,615	—	$12.57

The total fair value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 was $937.2 million, $884.1 million, and $966.0 million, respectively.

Total unrecognized compensation cost related to Pre-2017 RSUs was $34.5 million as of December 31, 2019 and is expected to be recognized over a weighted-average period of 0.8 years. Total unrecognized compensation cost related to Post-2017 RSUs was $1.4 billion as of December 31, 2019 and is expected to be recognized over a weighted-average period of 2.9 years.

Additionally, we have 9.4 million and 22.4 million RSUs that are vested but have not yet settled as of December 31, 2019 and December 31, 2018, respectively. These RSUs are primarily related to the CEO award.

Restricted Stock Awards

The following table summarizes the RSA activity during the year ended December 31, 2019:

	Class A Outstanding RSAs	Weighted- Average Grant Date Fair Value per RSA
	(in thousands, except per share data)
Unvested at December 31, 2018	8,134	$7.51
Granted	3,975	$12.61
Vested	(2,778)	$9.90
Forfeited	(1,149)	$5.85
Unvested at December 31, 2019	8,182	$9.42

The total fair value of RSAs vested during the years ended December 31, 2019, 2018 and 2017 was $27.5 million, $6.3 million, and $1.6 million, respectively.

Total unrecognized compensation cost related to RSAs was $74.2 million as of December 31, 2019 and is expected to be recognized over a weighted-average period of 3.3 years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2019:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2018	13,322	2,969	$7.83	6.41	$34,567
Granted	118	—	$14.69	—	$—
Exercised	(3,291)	(1,389)	$3.53	—	$—
Forfeited	(1,437)	(30)	$13.87	—	$—
Outstanding at December 31, 2019	8,712	1,550	$9.00	5.59	$75,460
Exercisable at December 31, 2019	6,053	1,550	$8.00	4.65	$63,445
Vested and expected to vest at December 31, 2019	8,508	1,550	$8.91	5.54	$74,825

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2018 and December 31, 2019, respectively.

The weighted-average fair value of stock options granted during the years ended December 31, 2019 and 2018 was $14.69 and $6.99 per share, respectively. The expense is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material in the years ended December 31, 2019, 2018, and 2017.

Total unrecognized compensation cost related to unvested stock options was $17.7 million as of December 31, 2019 and is expected to be recognized over a weighted-average period of 2.0 years.

The total grant date fair value of stock options that vested in the years ended December 31, 2019, 2018, and 2017 was $23.3 million, $24.8 million, and $58.6 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2019, 2018, and 2017 was $44.0 million, $289.1 million, and $276.5 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$6,365	$4,393	$26,071
Research and development	464,639	340,533	1,154,430
Sales and marketing	93,355	84,059	236,474
General and administrative	121,654	109,226	1,222,920
Total	$686,013	$538,211	$2,639,895

5. Business Acquisitions and Divestitures

2019 Acquisitions and Divestiture

AI Factory, Inc.

In December 2019, we acquired the remaining ownership interest in AI Factory, Inc. (“AI Factory”), a content and technology company. Prior to the acquisition, we owned a minority interest in the company. The purpose of the acquisition was to enhance the functionality of our platform.

The acquisition date fair value of AI Factory was $128.1 million, which primarily represents current and future cash consideration payments to sellers, as well as the $13.5 million estimated fair value of our original minority interest. We recognized the change in pre-acquisition fair value of our original minority interest as a gain in Other income (expense), net on the consolidated statement of operations. The allocation of acquisition date fair value is preliminary and is subject to additional information related to the assets and liabilities that existed as of the acquisition date.

The preliminary allocation of acquisition date fair value is estimated as follows:

Total
(in thousands)
Technology	$16,000
Goodwill	110,734
Other assets acquired and liabilities assumed, net	1,353
Total	$128,087

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Placed, LLC

In June 2019, we divested our membership interest in Placed, LLC (“Placed”), a location-based measurement services company, to Foursquare Labs, Inc. (“Foursquare”). The total cash consideration received was $77.8 million, which includes amounts paid for severance and equity compensation. $66.9 million represents purchase consideration and we recognized a net gain on divestiture of $39.9 million, which is included in other income (expense), net, on our consolidated statements of operations. The operating results of Placed were not material to our consolidated revenue or consolidated operating loss for all periods presented. We determined that Placed did not meet the criteria to be classified as discontinued operations.

Placed assets and liabilities on completion of the divestiture were as follows:

Total
(in thousands)
Trademarks, net	$1,052
Technology, net	14,193
Customer relationships, net	5,246
Goodwill	2,682
Other assets and liabilities, net	3,827
Total	$27,000

Other Acquisitions

In the fourth quarter of 2019, we acquired a business to enhance our existing platform, technology, and workforce. The purchase consideration was $34.0 million of which $23.5 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are deductible for tax purposes.

Additional Information on 2019 Acquisitions

For all acquisitions in 2019, we will grant a combined $71.3 million in the form of RSUs to certain continuing employees in exchange for future service.

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

2017 Acquisitions

Placed, Inc.

In July 2017, we acquired Placed (originally Placed, Inc.). The purpose of the acquisition was to enhance our measurement capabilities. The total consideration was $185.9 million, of which $139.6 million represents purchase consideration and includes $135.2 million in cash paid to sellers, $3.9 million for the fair value of assumed options, and $0.5 million of liabilities due to the sellers. The remaining $46.3 million of total consideration transferred represents compensation for future employment services.

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

Zenly

In May 2017, we acquired Zenly, a company that develops a location-based application that allows users to see where their friends are on a map. The purpose of the acquisition was to enhance the functionality of our platform. The total consideration paid was $213.3 million in cash, of which $196.1 million represents purchase consideration and includes $186.8 million in cash paid to the sellers and $9.3 million of liabilities due to the sellers. The remaining $17.2 million of total consideration transferred represents compensation for future employment services.

The allocation of the total purchase consideration for this acquisition is estimated as follows:

Total
(in thousands)
Cash	$22,610
Technology	23,000
Goodwill	154,353
Net deferred tax liability	(2,418)
Other assets acquired and liabilities assumed, net	(1,428)
Total	$196,117

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets were not deductible for tax purposes as of the acquisition date.

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

The allocation of the total purchase consideration for the above other acquisitions in 2017 is as follows:

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2017	$639,882
Goodwill acquired	741
Foreign currency translation	$(8,253)
Balance as of December 31, 2018	$632,370
Goodwill acquired	134,255
Goodwill divested	(2,682)
Foreign currency translation	(2,790)
Balance as of December 31, 2019	$761,153

Intangible assets consisted of the following:

	December 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.6	$5,414	$5,200	$214
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.6	175,414	95,921	79,493
Customer relationships	—	2,172	2,172	—
Patents	5.9	19,710	7,296	12,414
		$205,782	$113,661	$92,121

	December 31, 2018
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	$5,414	$4,283	$1,131
Trademarks	1.4	5,772	4,076	1,696
Acquired developed technology	3.8	179,791	78,729	101,062
Customer relationships	2.1	15,572	8,012	7,560
Patents	6.9	19,710	5,105	14,605
		$226,259	$100,205	$126,054

Amortization of intangible assets for the years ended December 31, 2019, 2018, and 2017 was $33.4 million, $42.6 million, and $31.5 million, respectively.

As of December 31, 2019, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2020	$29,171
2021	23,545
2022	16,879
2023	14,396
2024	6,236
Thereafter	1,894
Total	$92,121

7. Long-Term Debt

Convertible Notes

In August 2019, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $1.265 billion principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes consisted of a $1.1 billion initial placement and an over-allotment option that provided the initial purchasers of the Convertible Notes with the option to purchase an additional $165.0 million aggregate principal amount of the Convertible Notes, which was fully exercised. The Convertible Notes were issued pursuant to an Indenture, dated August 9, 2019 (the “Indenture”). The net proceeds from the issuance of the Convertible Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“Capped Call Transactions”) discussed below.

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

Holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option prior to May 1, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:

•

during any calendar quarter commencing after December 31, 2019, if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each such trading day;

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the Convertible Notes on such trading day;

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

The Convertible Notes consisted of the following as of December 31, 2019:

Amount
(in thousands)
Liability:
Principal	$1,265,000
Unamortized debt discount and issuance costs	(373,224)
Net carrying amount	$891,776
Carrying amount of the equity component	$377,432

As of December 31, 2019, the debt discount and debt issuance costs on the Convertible Notes will be amortized over the remaining period of approximately 6.6 years.

The following table details interest expense recognized related to the Convertible Notes for the year ended December 31, 2019:

Amount
(in thousands)
Contractual interest expense	$3,723
Amortization of debt issuance costs	433
Amortization of debt discount	17,364
Total	$21,520

As of December 31, 2019, the if-converted value of the Convertible Notes did not exceed the principal amount.

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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion price of $22.81, up to $32.58, on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets.

Credit Facility

In July 2016, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with lenders, some of which are affiliated with certain members of the underwriting syndicate for our IPO and convertible note offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Convertible Notes. As of December 31, 2019, no amounts were outstanding under the Credit Facility. As of December 31, 2019, we had $25.5 million in the form of outstanding standby letters of credit.

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

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”). Under the agreement, as amended, we are committed to spend an aggregate of $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the term, although it will not count towards meeting the future minimum purchase commitments.

The future minimum contractual commitment including commitments less than one year, as of December 31, 2019 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Year ending December 31,
2020	$640,957
2021	684,374
2022	384,596
2023	883
2024	883
Thereafter	214
Total minimum commitments	$1,711,907

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

Pending Matters

Beginning in May 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock, alleging violation of securities laws, that arose following our IPO.

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. See Note 17 for additional discussion.

On April 3, 2018, BlackBerry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was recently dismissed after four of the patents were ruled to be invalid; however, Blackberry Limited has since appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. Management believes we have meritorious defenses to these claims.

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. We filed a motion to dismiss, which the court denied without prejudice to re-file after further factual development. Later in 2017, we filed a motion for summary judgment. On February 27, 2018, the court issued an order denying our motion for summary judgment. On June 13, 2018, the court stayed the lawsuit pending the outcome of several challenges to the validity of the patents, filed by us at the U.S. Patent and Trademark Office (“USPTO”). On September 13, 2019, the court removed the stay with respect to several of Vaporstream's patents that the USPTO determined were not shown to be unpatentable. A trial date has been scheduled for early 2020. While management believes we have meritorious defenses to Vaporstream’s claims, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2019. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2019.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2020 and 2032. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term. Additionally, we sublease certain operating leases to third parties primarily as a result of moving to a centralized corporate office in Santa Monica, California in 2018.

Lease Cost

The components of lease cost were as follows:

Year Ended December 31,
2019
(in thousands)
Operating lease expense	$60,921
Sublease income	(4,716)
Total net lease costs	$56,205

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

December 31, 2019
Weighted-average remaining lease term	8.1
Weighted-average discount rate	5.7%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of December 31, 2019 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2020	$60,774
2021	64,822
2022	56,655
2023	52,754
2024	52,458
Thereafter	144,184
Total lease payments	$431,647
Less: Imputed interest	(86,194)
Present value of lease liabilities	$345,453

As of December 31, 2019, we have additional operating leases for facilities that have not yet commenced with lease obligations of $13.8 million. These operating leases will commence between 2020 and 2024 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

In 2018, we exited various operating leases prior to the end of the contractual lease term, primarily as a result of moving to a centralized corporate office located in Santa Monica, California. The charges, recorded as general and administrative expenses, primarily included the present value of our remaining lease obligation on the cease use dates that occurred during the period, net of estimated sublease income. As of December 31, 2018, we had exited all properties associated with this event. On January 1, 2019, under the transition provisions of ASU 2016-02 (Topic 842), we adjusted the initial measurement of the lease asset related to the lease exit properties by $32.1 million which represents the carrying amount of the associated lease exit liability as of December 31, 2018. Changes to our estimated sublease income, including actual contracted sublease income, may result in impairment of the right-of-use asset in the period determined.

Prior to January 1, 2019, we had several lease agreements where we were deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations was included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Net assets capitalized under build-to-suit leases were $48.4 million as of December 31, 2018. As part of the adoption of Topic 842, we derecognized those assets and liabilities and recorded the difference as an adjustment to accumulated deficit at January 1, 2019. These leases are included within the right-of-use asset and lease liability balances on our consolidated balance sheet as of December 31, 2019.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $66.3 million for the year ended December 31, 2019.

Lease liabilities arising from obtaining operating lease right-of-use assets were $35.2 million for the year ended December 31, 2019.

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

The following table sets forth our financial assets as of December 31, 2019 and 2018 that are measured at fair value on a recurring basis during the period:

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$416,099	$—	$—	$416,099
Level 1 securities:
U.S. government securities	1,305,145	604	(49)	1,305,700
U.S. government agency securities	269,278	48	(32)	269,294
Level 2 securities:
Corporate debt securities	28,420	13	(4)	28,429
Commercial paper	84,498	—	—	84,498
Certificates of deposit	8,785	—	—	8,785
Total	$2,112,225	$665	$(85)	$2,112,805

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$279,950	$—	$—	$279,950
Level 1 securities:
U.S. government securities	735,988	12	(175)	735,825
U.S. government agency securities	181,032	4	(36)	181,000
Level 2 securities:
Corporate debt securities	35,819	1	(18)	35,802
Commercial paper	33,193	—	—	33,193
Certificates of deposit	13,293	—	—	13,293
Total	$1,279,275	$17	$(229)	$1,279,063

Gross unrealized losses in a continuous loss position for 12 months or longer are not material as of December 31, 2019 and 2018. As of December 31, 2019, we considered any decreases in market value on our marketable securities to be temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. All of our marketable securities have contractual maturities of less than one year.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of December 31, 2019, the fair value of the Convertible Notes was $1.3 billion. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(770,448)	$(969,922)	$(3,027,580)
Foreign	(262,819)	(283,442)	(435,828)
Loss before income taxes	$(1,033,267)	$(1,253,364)	$(3,463,408)

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$—	$—	$—
State	113	106	(1,784)
Foreign	771	2,824	932
Total current income tax (benefit) expense	884	2,930	(852)
Deferred:
Federal	(277)	(15)	(12,287)
State	(85)	(40)	303
Foreign	(129)	(328)	(5,506)
Total deferred income tax (benefit) expense	(491)	(383)	(17,490)
Income tax (benefit) expense	$393	$2,547	$(18,342)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	34.0%
State tax benefit (expense), net of federal benefit	7.6	5.1	3.0
Change in valuation allowance	(38.5)	(28.4)	(25.4)
U.S. corporate tax rate reduction	—	0.2	(11.4)
Differences between U.S. and foreign tax rates on foreign income	(1.0)	(0.9)	(2.4)
Stock-based compensation benefit (expense)	0.8	(1.2)	1.1
U.S. federal research & development credit benefit	6.3	5.2	1.4
Acquisitions and divestitures	3.4	0.2	—
Other benefits (expenses)	0.4	(1.4)	0.2
Total income tax benefit (expense)	0.0%	(0.2)%	0.5%

The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued expenses	$31,746	$21,056
Intangible assets	172,228	140,494
Stock-based compensation	134,489	254,255
Loss carryforwards	1,201,569	849,224
Tax credit carryforwards	337,497	235,300
Property and equipment	—	203
Lease liability	84,154	—
Other	2,485	1,298
Total deferred tax assets	$1,964,168	$1,501,830
Deferred tax liabilities:
Property and equipment	$(1,420)	$—
Convertible debt	(87,904)	—
Right-of-use asset	(63,595)	—
Total deferred tax liabilities	$(152,919)	$—
Total net deferred tax assets before valuation allowance	1,811,249	1,501,830
Valuation allowance	(1,811,666)	(1,502,346)
Net deferred taxes	$(417)	$(516)

Income tax expense was $0.4 million for the year ended December 31, 2019, compared to a tax expense of $2.5 million for the year ended December 31, 2018.

The Tax Act made significant changes to the Code, including a corporate income tax rate decrease to 21% effective for tax years beginning after December 31, 2017. The Tax Act also introduced the global intangible low-taxed income (“GILTI”) provisions, which generally impose a tax on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as an expense in the period the tax is incurred. We have not provided deferred taxes related to temporary differences that on their reversal will affect the amount of income subject to GILTI in the period the tax is incurred.

Upon the adoption of ASU 2016-12 on January 1, 2019, we recognized a $90.9 million deferred tax asset and a $69.0 million deferred tax liability for operating lease liabilities and operating lease right-of-use assets, respectively, with offsetting $14.4 million and $7.5 million reductions to the deferred tax assets for accrued expenses and property and equipment, respectively. Taken together on a net basis, there is no change to our total net deferred tax assets before valuation allowance as a result of these changes.

The issuance of the Convertible Notes in August 2019 resulted in a temporary difference between the carrying amount and tax basis of the Convertible Notes due to the allocation of debt proceeds and debt issuance costs between the liability and equity components. This basis difference resulted in the recognition of a $92.1 million net deferred tax liability and an offsetting change to our valuation allowance, both of which were recorded to additional paid-in-capital on our consolidated balance sheets.

As of December 31, 2019, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest our foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.

As of December 31, 2019, we had accumulated U.S. federal and state net operating loss carryforwards of $4.0 billion and $2.3 billion, respectively. Of the $4.0 billion of federal net operating loss carryforwards, $1.5 billion was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $2.5 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-Tax Act losses and state net operating loss carryforwards will begin to expire in 2031 and 2026, respectively. As of December 31, 2019, we had $1.3 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely. As of December 31, 2019, we had accumulated U.S. federal and state research tax credits of $225.2 million and $135.8 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $1.8 billion and $1.5 billion as of December 31, 2019 and 2018, respectively. In 2019, the increase in valuation allowance attributable to the net increase in our deferred tax assets resulting from the loss from operations was partially offset by the release of valuation allowance in additional paid-in-capital related to the Convertible Note issuance.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance of unrecognized tax benefits	$251,808	$203,177
Additions for current year tax positions	40,221	43,197
Additions for prior year tax positions	1,977	7,615
Reductions for prior year tax positions	(7,425)	(1,965)
Changes due to foreign currency translation adjustments	24	(216)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$286,605	$251,808
Interest and penalties associated with unrecognized tax benefits	200	260
Ending balance of unrecognized tax benefits (including interest and penalties)	$286,805	$252,068

The total amount of gross unrecognized tax benefits, including related interest and penalties, was $286.8 million and $252.1 million as of December 31, 2019 and 2018, respectively.

Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $1.5 million and $2.7 million that is included in other liabilities on our consolidated balance sheet as of December 31, 2019 and 2018, respectively. Assuming there continues to be a valuation allowance against deferred tax assets in future periods when gross unrecognized tax benefits are realized, this would result in a tax benefit of $2.7 million within our provision of income taxes at such time.

Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2019, interest expense recorded related to uncertain tax positions was not material.

In June 2019, the United States Court of Appeals for the Ninth Circuit overturned the 2015 Tax Court decision in Altera Corp. v. Commissioner, upholding the portion of the Treasury regulations issued under Section 482 of the Code requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. In July 2019, the taxpayer filed a petition for an en banc rehearing before the Ninth Circuit, which was denied in November 2019. The taxpayer has 90 days from that date to petition the U.S. Supreme Court for review of the decision. Depending on the final resolution of this matter, there is a reasonable possibility that there will be a significant impact on our gross unrecognized tax benefits. As a result of the valuation allowance held against our deferred tax assets, we do not believe the final resolution will result in a material impact on our income tax expense, net deferred taxes, net unrecognized tax benefits, or consolidated financials.

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

Tax years ending on or after December 31, 2012 are subject to examination in the U.S., and tax years ending on or after December 31, 2017 are subject to examination in the U.K.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2018	$(368)	$3,515	$3,147
OCI before reclassifications	873	(3,371)	(2,498)
Amounts reclassified from AOCI (1)	(76)	—	(76)
Net current period OCI	797	(3,371)	(2,574)
Balance at December 31, 2019	$429	$144	$573

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Computer hardware and software	$27,528	$27,920
Buildings	—	54,050
Leasehold improvements	165,150	107,265
Furniture and equipment	85,366	75,570
Construction in progress	8,183	14,751
Total	286,227	279,556
Less: accumulated depreciation and amortization	(112,560)	(66,996)
Property and equipment, net	$173,667	$212,560

Depreciation and amortization expense on property and equipment was $53.8 million, $49.0 million, and $29.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table lists property and equipment, net by geographic area:

	As of December 31,
	2019	2018
	(in thousands)
Property and equipment, net:
United States	$153,771	$190,412
Rest of world (1)	19,896	22,148
Total property and equipment, net	$173,667	$212,560

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

14. Balance Sheet Components

Accrued expenses and other current liabilities at December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued infrastructure costs	$116,184	$94,819
Securities class actions legal charges	100,000	—
Accrued compensation and related expenses	43,985	41,610
Partner revenue share liability	30,606	37,642
Deferred revenue	20,082	10,957
Other	99,753	76,787
Total accrued expenses and other current liabilities	$410,610	$261,815

Other liabilities at December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Sublease liability	$—	$32,057
Deferred rent	—	28,370
Lease incentive liability	—	25,880
Other	57,382	24,109
Total other liabilities	$57,382	$110,416

15. Non-Marketable Investments

We held investments in privately held companies with a carrying value of $55.0 million and $43.6 million as of December 31, 2019 and 2018, respectively. Our share of gains and losses in equity method investments was not material for the years ended December 31, 2019, 2018, and 2017, and is included in other income (expense), net in our consolidated statements of operations. Non-marketable investments are included within other assets on the consolidated balance sheet. Such investments are reviewed periodically for impairments. Impairment recorded for the year ended December 31, 2019 was not material. We recorded impairments of $7.2 million for the year ended December 31, 2018 million within other income (expense), net in the consolidated statements of operations. No impairments were recorded in the year ended December 31, 2017. Additionally, we recognized gains on non-marketable investments of $20.8 million within other income (expense), net on the consolidated statement of operations.

16. Employee Benefit Plans

We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s base salary, bonus, and commissions paid during the period, and we match 50% of each participant’s contribution between 3% and 5% of the participant’s base salary, bonus, and commissions paid during the period. During the years ended December 31, 2019, 2018, and 2017, we recognized expense of $15.4 million, $16.1 million, and $12.4 million, respectively, related to matching contributions.

17. Subsequent Events

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions that arose following our IPO. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. The agreement is subject to approval by the federal and state courts before which the securities class actions are pending. The terms of the settlement include a full release of all claims against all defendants including Snap, its officers and directors, and the underwriters for our IPO. We evaluated this subsequent event, concluding it provided additional evidence about a condition that existed as of December 31, 2019. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the securities class actions. The amount was recorded in general and administrative expense in our consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

2020 Discretionary Bonus Program

On February 4, 2020, the compensation committee of the board of directors approved the 2020 Bonus Program. The 2020 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses based on the level of achievement of certain corporate objectives and key results from January 1, 2020 through December 31, 2020.

The compensation committee will set the corporate objectives and key results based on the recommendations of the chief executive officer, and determine the degree to which they have been met after considering the recommendations of management. Each eligible participant in the 2020 Bonus Program may receive a bonus in an amount up to 100% of such participant’s annual base salary earned in 2020. The compensation committee may pay all or any portion of an earned bonus in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of over-achievement of the corporate objectives and key results.

There is no set formula for determining the bonus amount under the 2020 Bonus Program based on the achievement of the corporate objectives and key results. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2020 Bonus Program are expected to occur in the first quarter of 2021. A participant must remain an employee on the payment date under the 2020 Bonus Program to be eligible to earn a bonus.

The description of the 2020 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2020 Bonus Program, a copy of which is attached as Exhibit 10.22 and is incorporated by reference herein.

We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2019.

Name	Age	Position
Executive Officers
Evan Spiegel	29	Co-Founder, Chief Executive Officer and Director
Robert Murphy	31	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	41	Chief Financial Officer
Jeremi Gorman	42	Chief Business Officer
Jared Grusd	44	Chief Strategy Officer
Jerry Hunter	55	Senior Vice President, Engineering
Rebecca Morrow	46	Chief Accounting Officer and Controller
Michael O’Sullivan	54	General Counsel
Non-Employee Directors
Michael Lynton(1)(2)(3)	60	Director and Chairman of the Board
Joanna Coles(3)	57	Director
A.G. Lafley(2)(3)	72	Director
Stanley Meresman(1)	73	Director
Scott D. Miller(1)(2)	67	Director
Poppy Thorpe(1)(2)	35	Director
Christopher Young	47	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Derek Andersen. Mr. Andersen has served as Chief Financial Officer since May 2019 and previously served as our Vice President of Finance since July 2018. Mr. Andersen was previously employed at Amazon.com, Inc. from March 2011 to June 2018, serving in a variety of roles, most recently as Vice President of Finance supporting Amazon’s digital video business. Mr. Andersen also previously served in roles at Fox Interactive Media, including as Senior Vice President, Finance and Business Operations for IGN, and as Vice President, Finance. Mr. Andersen holds a B.B.A from Acadia University, an M.B.A from the Haas School of Business at the University of California, Berkeley, and is a CFA Charter Holder.

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

Rebecca Morrow. Ms. Morrow has served as our Chief Accounting Officer and Controller since September 2019. From January 2018 to August 2019, Ms. Morrow served as Chief Accounting Officer at GoDaddy Inc., and previously served as Vice President of Finance and Head of Technical Accounting and Reporting from March 2015 to January 2018. Prior to that, Ms. Morrow served in various roles at Deloitte & Touche LLP, most recently serving as Managing Director in the Advisory Services practice from August 2013 to March 2015, and as Senior Manager in the Advisory Services practice from October 2008 to August 2013. Ms. Morrow holds a B.S. degree in Business and Accounting from the University of Idaho and a Masters of Accountancy degree from the David Eccles School of Business of the University of Utah.

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

Non-Employee Directors

Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairman of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management, L.P. since 2014, Pearson since February 2018, and Warner Music Group Corp. since February 2019. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc. from August 2017 until February 2019. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairman due to his extensive leadership experience.

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

A.G. Lafley. Mr. Lafley has served on our board of directors since July 2016. Mr. Lafley held various positions within The Procter & Gamble Company since 1977 and served as its President, Chief Executive Officer, and as a member of the board of directors from June 2000 until June 2009 and again from May 2013 to October 2015. He also served as Chairman of the Board from July 2002 through February 2010 and again from May 2013 through June 2016. From April 2010 to May 2013, Mr. Lafley served as a consultant and as a Senior Adviser at Clayton, Dubilier & Rice, LLC, a private equity firm. Mr. Lafley holds a B.A. from Hamilton College and an M.B.A. from Harvard Business School. We believe that Mr. Lafley is qualified to serve as a member of our board of directors due to his extensive leadership experience.

Stanley Meresman. Mr. Meresman has served on our board of directors since July 2015. During the last ten years, Mr. Meresman has served on the boards of directors of various public and private companies, including service as chair of the audit committee for some of these companies. He currently serves on the board of directors and as chair of the audit committee of Cloudflare, Inc., Guardant Health, Inc., and Medallia, Inc. He served as a member of the board of directors and as chair of the audit committees of Palo Alto Networks, Inc. from September 2014 to December 2018, LinkedIn Corporation from October 2010 to December 2016, and Zynga Inc. from June 2011 to June 2015; and on the board of directors of Meru Networks, Inc. from September 2010 to May 2013, and Riverbed Technology, Inc. from March 2005 to May 2012. He also serves on the board of directors of several private companies and board of trustees of the Panetta Institute of Public Policy, a non-profit organization. From January 2004 to December 2004, Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years before joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to 1997, Mr. Meresman served as the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Meresman is qualified to serve as a member of our board of directors and chair of our audit committee due to his background as a member of the board and chair of the audit committee of other public companies and his financial and accounting expertise from his prior extensive experience as chief financial officer of two publicly traded companies.

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

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe has served as Head of Brand Marketing at Glossier Inc., a beauty brand, since April 2018. Prior to that, Ms. Thorpe was Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018. Prior to FNDR, from August 2014 until August 2017, Ms. Thorpe was Strategy Director at R/GA, a digital agency. Prior to R/GA, Ms. Thorpe was a freelance strategy director. Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.

Christopher Young. Mr. Young has served on our board of directors since October 2016. Since April 2017, Mr. Young has served as CEO of McAfee, LLC. He joined Intel Corporation as Senior Vice President and General Manager, Intel Security Group in October 2014, and later led the initiative to spin out McAfee, one of the largest, pure-play cybersecurity brands in the world. From November 2011 to September 2014, Mr. Young served as Senior Vice President, Security and Government Group at Cisco Systems, Inc., a technology networking company. Mr. Young serves as a member of the President’s National Security Telecommunications Advisory Committee and on the board of the non-profit Cyber Threat Alliance. Earlier in his career, he led cybersecurity efforts at RSA (a division of Dell EMC) and AOL. He also led end user computing at VMware and cofounded Cyveillance. Mr. Young has served on the board of directors of American Express since March 2018. From January 2011 to August 2016, he was a board member of Rapid7, Inc. and has also served on the Board of Trustees of Princeton University. Mr. Young holds an A.B. degree cum laude from Princeton University and an M.B.A. degree with distinction from the Harvard Business School. We believe that Mr. Young is qualified to serve as a member of our board of directors due to his extensive experience with technology companies.

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

No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2020 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

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

Our board of directors held five meetings during 2019. No member of our board of directors attended fewer than 75% of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2019, seven members of our board of directors attended our annual meeting of stockholders.

Executive Sessions of Independent Directors

In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2019, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairman of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.

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

Audit Committee

Our audit committee consists of Mr. Lynton, Mr. Meresman, Mr. Miller, and Ms. Thorpe each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Mr. Meresman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee, other than Mr. Meresman, simultaneously serves on the audit committees of more than three public companies. Mr. Meresman currently serves on the audit committees of three other public companies, in addition to our company. Our board of directors has determined that such simultaneous service would not impair the ability of Mr. Meresman to effectively serve on our audit committee. During 2019, the audit committee met six times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.

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

Compensation Committee

Our compensation committee consists of Mr. Lafley, Mr. Lynton, Mr. Miller, and Ms. Thorpe. Our board of directors has determined that each of Mr. Lafley, Mr. Lynton, Mr. Miller, and Ms. Thorpe is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2019, the compensation committee met six times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lafley, and Mr. Lynton. The chair of our nominating and corporate governance committee is Mr. Lafley. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. During 2019, the nominating and corporate governance committee met five times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.

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

Procedures by Which Stockholders May Nominate Directors

The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2020 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our by-laws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

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

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2019, such persons complied with all such filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2019 were:

•	Evan Spiegel, Co-Founder and Chief Executive Officer;
•	Derek Andersen, Chief Financial Officer;
•	Jerry Hunter, Senior Vice President, Engineering;
•	Rebecca Morrow, Chief Accounting Officer and Controller;
•	Michael O’Sullivan, General Counsel;
•	Tim Stone, former Chief Financial Officer; and
•	Lara Sweet, former interim Chief Financial Officer.

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

Today, we compensate our executive officers mostly with equity that vests over multiple years. Our focus on equity compensation encourages executives to operate like owners, linking their interests with the interests of our stockholders. We have an annual discretionary performance-based bonus that can be paid in cash or equity; however, no amounts were awarded in 2019. As our company grows, we will continue to evaluate our compensation philosophy and programs to ensure they continue to meet our objectives.

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

Compensation-Setting Process

Compensation Committee’s Role

The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of four members of our board of directors: Michael Lynton, A.G. Lafley, Scott D. Miller, and Poppy Thorpe, none of whom is an executive officer of Snap and each of whom qualifies as an “independent director” under the NYSE rules. Our Chief Executive Officer and other members of our management team provide input to the compensation committee.

Compensation Consultant’s Role

The compensation committee has the authority to engage the services of outside consultants. The compensation committee first retained FW Cook, a national compensation consulting firm, in 2017 as its independent compensation consultant. FW Cook reports directly to the compensation committee.

In January 2020, our compensation committee reviewed FW Cook’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that FW Cook is independent within the meaning of such rules and that its engagement did not present any conflict of interest.

Management’s Role

Management’s role is to make recommendations to the compensation committee regarding our compensation programs and policies, and to implement the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2019.

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

Peer Group

We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In 2019, the compensation committee requested that FW Cook perform a detailed review of our peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on those considerations and FW Cook’s review, our compensation committee approved removing Pandora, Netflix, Salesforce.com, Paypal, and Booking Holdings. Our peer group for 2019 consisted of the following companies:

Activision	Facebook	TripAdvisor
Autodesk	IAC/InterActive	Twitter
Dropbox	Intuit	VMWare
eBay	Match Group	Workday
Electronic Arts	Spotify	Zillow Group

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

The table below sets forth information regarding the year-end base salary amounts for 2019 for our named executive officers. No base salaries were changed for any of our executive officers in 2019, other than an increase for Ms. Sweet in February 2019 following her appointment as interim Chief Financial Officer and for Mr. Andersen in May 2019 in connection with his appointment as Chief Financial Officer.

Name	2019 Base Salary
Evan Spiegel	$1
Derek Andersen (1)	500,000
Jerry Hunter	500,000
Rebecca Morrow(2)	400,000
Michael O'Sullivan	500,000
Tim Stone(3)	500,000
Lara Sweet(4)	500,000

(1)	Mr. Andersen was appointed as Chief Financial Officer effective May 20, 2019.
(2)	Ms. Morrow joined us as Chief Accounting Officer and Controller effective September 3, 2019. Ms. Morrow’s base salary was approved by our compensation committee in connection with her hire.
(3)	Mr. Stone served as Chief Financial Officer until January 25, 2019.
(4)	Ms. Sweet served as interim Chief Financial Officer from January 26, 2019 until May 19, 2019.

Equity-based Awards

The majority of the total compensation for our executive officers, including our named executive officers, is provided through equity awards. By having a significant portion of our executive officers’ total compensation payable in the form of equity awards that vest over a number of years and are thus subject to higher risk, our executive officers are motivated to align their long-term financial interests with those of our stockholders.

We generally issue three forms of equity awards:

Restricted Stock Awards. RSAs represent the right to receive one share of Class A common stock for each award granted, subject to a forfeiture condition, so the value of the RSAs is tied to the performance of our Class A common stock. The forfeiture condition will typically lapse over multiple years, subject to continued service through each lapse date.

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

Stock Options. Stock options are granted with an exercise price based on the market price of Class A common stock on the date of grant (as quoted on the NYSE). The stock options will have value to our executive officers only if the fair market value of our Class A common stock increases after the date of grant, which provides a strong incentive to our executive officers to increase stockholder value. Additionally, stock options typically vest over multiple years, subject to continued service through each vesting date. We view stock options as inherently performance-based and an effective tool to motivate our executive officers to build stockholder value and reinforce our position as a growth company. Although we typically grant RSAs and RSUs to our executive officers, we have granted stock options to our executive officers in limited circumstances.

We generally grant larger, one-time new hire equity awards to our executive officers when they start employment with us. These initial awards are intended to establish a meaningful equity stake and motivate long-term value creation. While these awards generally cover multiple years, we may also consider providing additional equity grants to our executive officers to ensure appropriate incentives are in place to promote our long-term strategic and financial objectives and help us retain key executive officers. The size of these awards is not determined based on a specific formula, but rather through the exercise of judgment after considering various factors, including compensation provided to other executives with similar responsibilities in our peer group and within our company, the current unvested equity held by such executive officer, the perceived retentive value of the proposed awards, and for new-hires, amounts forfeited when joining our company. We also consider each executive officer’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership of his or her team, the cash compensation received by the executive officer, and feedback received from the executive officer’s peers and team. Based on such factors, Messrs. Andersen, Hunter, and O’Sullivan and Ms. Sweet received additional equity awards in 2019 as set forth in the section titled “—Grants of Plan-Based Awards in Fiscal 2019.” Ms. Morrow received an equity award in connection with her hire.

Discretionary Performance-based Awards

We reserve the discretion to approve performance-based awards in cash or equity in the future to our executive officers based on each executive officer’s individual performance, our overall performance, and the recommendations of our Chief Executive Officer.

Other Benefits

Like other employees, our executive officers, including our named executive officers, participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2019, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us. Messrs. Hunter and

O’Sullivan participated in such on-call medical services in 2019, and we paid applicable tax gross ups related to such service. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.

In connection with Ms. Morrow’s employment and in accordance with our relocation policies, we provided her with certain relocation benefits to assist with her relocation to the Los Angeles area. Please see the section titled “—Summary Compensation Table” for more information.

Executive Security Policy

Based on our overall risk assessment, including the findings of security studies, we have approved an executive security policy that currently provides security for our Chief Executive Officer and Chief Technology Officer (who is not a named executive officer). The executive security policy may apply to other executive officers as needed. We believe that the personal safety of our executive officers is crucial to our success, and based on our risk assessment, we believe that the cost of the personal security measures for executive officers is an appropriate and necessary business expense. Although we do not consider personal security measures to be a perquisite for the covered executive officer’s benefit, we have included the aggregate incremental costs to us, if any, in the “All Other Compensation” column of the Summary Compensation Table, as applicable. Please see the section titled “—Summary Compensation Table” for additional detail.

Change of Control Benefits

Our employee equity awards with back-weighted vesting (i.e., 10/20/30/40 vesting), including certain awards held by our named executive officers, accelerate so that the equity award is evenly-weighted if the employee’s employment is involuntary terminated other than for cause or voluntary termination for good reason following a change of control (i.e., “double-trigger”). We believe this change in control benefit makes sense because the logic of back-weighted vesting is that it incentivizes an employee to stay at a company for the entire vesting term; if there is a change in control of a company during the vesting term and the employee’s employment is subsequently terminated by a company involuntarily or by the employee for good reason, the employee cannot stay for the entire vesting term due to reasons beyond the employee’s control. We ceased issuing back-weighted equity awards in early 2018, and Messrs. Hunter and O’Sullivan and Ms. Sweet are the only named executive officers with back-weighted equity vesting that could benefit from such a provision. Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Change in Control.”

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

As a result, compensation paid to our covered employees in excess of $1 million per year generally will not be deductible unless, among other requirements, it qualifies for the transition relief provided by the Tax Act. As a newly public company, we may benefit from a transition rule under Section 162(m) so that deduction limits generally do not apply to compensation paid pursuant to equity plans and arrangements that were in effect at the time of our IPO, subject to certain exceptions. Because of uncertainties as to the application and interpretation of Section 162(m) and the proposed regulations recently issued thereunder, no assurance can be given that any compensation paid by us will be deductible. We will continue to monitor the applicability of Section 162(m) to our ongoing compensation arrangements.

While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that may not be fully deductible.

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2019, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock-based compensation in accordance with the authoritative guidance set forth in ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including RSAs, RSUs, and stock options, over the period during which the award recipient is required to perform services in exchange for the award. For executive officers, this is generally the four-year vesting period of the award.

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2019, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

Hedging and Pledging Prohibition

Our insider trading policy prohibits all employees (including our executive officers), members of our board of directors, and consultants from engaging in derivative securities transactions, including hedging, pledging company securities as collateral, holding company securities in a margin account, or other inherently speculative transactions with respect to our capital stock.

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

Snap Inc. compensation committee,

Michael Lynton (Chairman)

A.G. Lafley

Scott D. Miller

Poppy Thorpe

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended December 31, 2019, 2018, and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		All Other Compensation		Total
Evan Spiegel	2019	$1	$—	$—		$1,669,809	(2)	$1,669,810
Co-Founder and Chief Executive Officer	2018	1	—	—		800,846	(3)	800,847
	2017	98,078	—	636,612,889	(4)	1,079,925	(5)	637,790,892
Derek Andersen(6) Chief Financial Officer	2019	422,404	—	8,866,092		11,271	(7)	9,299,767
Jerry Hunter	2019	500,000	—	2,855,000		21,427	(8)	3,376,427
Senior Vice President, Engineering	2018	501,101	—	882,446		21,108	(9)	1,404,655
Rebecca Morrow(10) Chief Accounting Officer	2019	121,539	—	4,130,500		74,133	(11)	4,326,172
Michael O'Sullivan(12)	2019	500,000	—	8,565,000		15,830	(13)	9,080,830
General Counsel	2018	500,000	—	426,415		17,940	(14)	944,355
	2017	201,923	200,000	16,343,006		8,894		16,753,823
Tim Stone(15)	2019	61,538	—	314,890	(16)	3,165		379,593
Former Chief Financial Officer	2018	303,846	—	23,930,230		764,815	(17)	24,998,891
Lara Sweet(18) Former interim Chief Financial Officer	2019	479,365	—	8,565,000		8,440	(19)	9,052,805

(1)

Amounts reported represent the aggregate grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.

(2)

Amount reported includes (a) $1,276,623 for security for Mr. Spiegel, (b) $13,864 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, (c) $378,472 in incremental costs for personal flights not reimbursed by Mr. Spiegel, (d) life insurance premiums paid by us on behalf of Mr. Spiegel, (e) $420 for a financial services program provided to executives, and (f) related tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the membership in the financial services program. Amounts not quantified above total less than $10,000 in aggregate.

(3)

Amount reported includes (a) $132,235 for our payment of the fees associated with Mr. Spiegel’s filing in 2018 under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, including legal fees incurred in connection with the filing, otherwise payable by Mr. Spiegel, as approved by the compensation committee of our board of directors in October 2018, (b) $166,195 in related tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the 2018 HSR Act filing fee and legal fees, (c) $486,781 for security for Mr. Spiegel, (d) $5,000 in medical on-call services paid by us on behalf of Mr. Spiegel, (e) life insurance premiums paid by us on behalf of Mr. Spiegel, (f) tax “gross up” payments paid to Mr. Spiegel to cover the imputed income associated with the medical on-call services, and (g) $6,376 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations. Amounts not quantified above total less than $10,000 in aggregate.

(4)	Amount reported represents a one-time performance award granted to Mr. Spiegel in connection with our initial public offering in March 2017.
(5)

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

(6)	Mr. Andersen was appointed as Chief Financial Officer effective May 20, 2019.
(7)

Amount reported includes (a) $9,788 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, (c) $420 in a financial services program provided to executives, (d) tax “gross up” payments paid to Mr. Andersen to cover the imputed income associated with the financial services program. Amounts not quantified above total less than $10,000 in aggregate.

(8)

Amount reported includes (a) $11,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Hunter, (c) $5,000 in medical on-call services paid by us on behalf of Mr. Hunter, and (d) tax “gross up” payments paid to Mr. Hunter to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(9)

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

(10)	Ms. Morrow joined us as Chief Accounting Officer and Controller effective September 3, 2019.
(11)

Amount reported includes (a) $1,585 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Ms. Morrow, (c) $420 in a financial services program provided to executives, (d) tax “gross up” payments paid to Ms. Morrow to cover the imputed income associated with the financial services program, (e) $45,000 in relocation expenses paid by us on behalf of Ms. Morrow, and (f) $26,713 in tax “gross up” payments paid to Ms. Morrow to cover the imputed income associated with the relocation expenses. Amounts not quantified above total less than $10,000 in aggregate.

(12)	Mr. O’Sullivan joined us as General Counsel effective July 31, 2017.
(13)

Amount reported includes (a) $6,923 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, (d) $420 in a financial services program provided to executives, and (e) tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services and the financial services program. Amounts not quantified above total less than $10,000 in aggregate.

(14)

Amount reported includes (a) $6,923 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, (d) $420 in a financial services program provided to executives, (e) meal allowance provided by us, and (f) tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services, the financial services program, and meal allowance. Amounts not quantified above total less than $10,000 in aggregate.

(15)	Mr. Stone served as Chief Financial Officer until January 25, 2019 and terminated his employment on February 5, 2019.
(16)

Amount reported is the aggregate modification date fair value of previously granted equity awards in accordance with ASC Topic 718. This amount does not reflect a new award or the actual economic value that may be realized by Mr. Stone.

(17)

Amount reported includes (a) $663,303 in relocation expenses paid by us on behalf of Mr. Stone, (b) $79,906 in tax “gross up” payments paid to Mr. Stone to cover the imputed income associated with the relocation expenses, (c) $11,000 in 401(k) plan matching contributions by us, (d) $5,000 in medical on-call services paid by us on behalf of Mr. Stone, (e) life insurance premiums paid by us on behalf of Mr. Stone, (f) a nominal transportation gift card to Mr. Stone, and (g) tax “gross up” payments paid to Mr. Stone to cover the imputed income associated with the medical on-call services and the gift card. Amounts not quantified above total less than $10,000 in aggregate. Under the transition agreement entered into with Mr. Stone in February 2019 in connection with his resignation from the company, we waived his obligation to reimburse us for his relocation expenses, including the associated tax “gross up” payments.

(18)	Ms. Sweet served as interim Chief Financial Officer from January 26, 2019 until May 19, 2019.
(19)

Amount reported includes (a) $7,636 in 401(k) plan matching contributions by us and (b) life insurance premiums paid by us on behalf of Ms. Sweet. Amounts not quantified above total less than $10,000 in aggregate.

Grants of Plan-Based Awards in Fiscal 2019

The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2019 under our 2017 Plan. No named executive officer was granted options in 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)		Grant Date Fair Value of Stock Awards(2)
Evan Spiegel	—	—		$—
Derek Andersen	3/4/2019	30,352	(3)	301,092
	5/16/2019	750,000	(4)	8,565,000
Jerry Hunter	5/16/2019	250,000	(5)	2,855,000
Rebecca Morrow	9/10/2019	275,000	(6)	4,130,500
Michael O'Sullivan	5/16/2019	750,000	(5)	8,565,000
Tim Stone	—	—		—
Lara Sweet	5/16/2019	750,000	(5)	8,565,000

(1)

Except as indicated below, equity awards vest and the forfeiture condition lapses only on the satisfaction of a service-based vesting condition. If an employee dies while in service, the service-based vesting condition as to 100% of his or her shares subject to the award will be satisfied.

(2)

The dollar amounts reflect the grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, see Notes 1 and 4 of the notes to our consolidated financial statements.

(3)	The service-based condition will be satisfied for these RSUs in 48 equal monthly installments after each month of continuous service from February 15, 2019.
(4)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from June 15, 2019.
(5)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from May 15, 2019.
(6)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from October 15, 2019.

Outstanding Equity Awards as of December 31, 2019

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019. Other than the award granted to Mr. Spiegel, all awards are for Class A common stock and were granted under our 2014 Plan, for awards granted before March 1, 2017, or our 2017 Plan, for awards granted on or after March 1, 2017.

		Stock Awards			Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date
Evan Spiegel	3/7/2017	—	(3)	$—	—	—		$—	—
Derek Andersen	7/26/2018	498,750	(4)	8,144,588	—	—		—	—
	3/4/2019	24,029	(5)	392,394	—	—		—	—
	5/16/2019	656,250	(6)	10,716,563	—	—		—	—
Jerry Hunter	10/26/2016	781,252	(7)	12,757,845	—	—		—	—
	12/29/2017	262,412	(8)	4,285,188	—	—		—	—
	12/29/2017	—		—	210,000	490,000	(9)	14.72	12/29/2027
	5/16/2019	218,750	(10)	3,572,188	—	—		—	—
Rebecca Morrow	9/10/2019	275,000	(11)	4,490,750	—	—		—	—
Michael O'Sullivan	9/8/2017	665,866	(12)	10,873,592	—	—		—	—
	5/16/2019	656,250	(10)	10,716,563	—	—		—	—
Tim Stone(13)	—	—		—	—	—		—	—
Lara Sweet	7/15/2016	117,188	(14)	1,913,680	—	—		—	—
	2/14/2017	10,181	(15)	166,256	—	—		—	—
	6/5/2017	6,381	(16)	104,202	—	—		—	—
	12/29/2017	14,805	(17)	241,766	—	—		—	—
	12/29/2017	104,965	(18)	1,714,078	—	—		—	—
	5/16/2019	656,250	(10)	10,716,563	—	—		—	—

(1)

Each of our named executive officers, other than Mr. Spiegel, holds equity awards that only vest, or the forfeiture condition only lapses, on the satisfaction of a service-based condition. RSUs granted prior to 2017 also include a performance condition that was satisfied on the effective date of the registration statement filed in connection with our initial public offering in March 2017. The service-based condition for each of our named executive officers is further described below. If an executive officer dies while in our service, the service-based condition as to 100% of his or her shares subject to the award will be satisfied.

(2)

The market value is based on the closing price of our Class A common stock on December 31, 2019, which was $16.33. Each share of Class C common stock is convertible into one share of Class B common stock, and each share of Class B common stock is convertible into one share of Class A common stock, in each case at any time at the option of the holder or on certain transfers of such shares.

(3)

Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, as described in the section titled “—Employment, Severance, and Change in Control Agreements—Offer Letters—Evan Spiegel.” These RSUs were fully vested on the closing of our initial public offering in March 2017 and are being delivered to Mr. Spiegel in equal quarterly installments over three years that began in November 2017. As of December 31, 2019, 9,361,955 shares underlying the RSUs with a market value of $152,880,725 (based on the closing price of our Class A common stock on December 31, 2019) were remaining for delivery to Mr. Spiegel. This RSU grant was a one-time performance award granted to Mr. Spiegel in connection with our initial public offering in March 2017.

(4)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from August 15, 2018.
(5)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from February 15, 2019.
(6)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from June 15, 2019.
(7)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following October 24, 2016; 20% of the RSUs in equal quarterly installments during the 12-month period following October 24, 2017; 30% of the RSUs in equal quarterly installments during the 12-month period following October 24, 2018; and 40% of the RSUs in equal quarterly installments during the 12-month period following October 24, 2019. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(8)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2018; 20% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2019; 30% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2020; and 40% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2021. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(9)

The service-based condition for these options is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the options in equal quarterly installments during the 12-month period following December 29, 2017; 20% of the options in equal quarterly installments during the 12-month period following December 29, 2018; 30% of the options in equal quarterly installments during the 12-month period following December 29, 2019; and 40% of the options in equal quarterly installments during the 12-month period following December 29, 2020. The unvested shares subject to these options are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(10)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from May 15, 2019.
(11)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from October 15, 2019.
(12)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following August 15, 2017; 20% of the RSUs in equal quarterly installments during the 12-month period following August 15, 2018; 30% of the RSUs in equal quarterly installments during the 12-month period following August 15, 2019; and 40% of the RSUs in equal quarterly installments during the 12-month period following August 15, 2020. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(13)	Mr. Stone served as Chief Financial Officer until January 25, 2019.
(14)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following June 27, 2016; 20% of the RSUs in equal quarterly installments during the 12-month period following June 27, 2017; 30% of the RSUs in equal quarterly installments during the 12-month period following June 27, 2018; and 40% of the RSUs in equal quarterly installments during the 12-month period following June 27, 2019. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.

(15)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following February 15, 2017; 20% of the RSUs in equal quarterly installments during the 12-month period following February 15, 2018; 30% of the RSUs in equal quarterly installments during the 12-month period following February 15, 2019; and 40% of the RSUs in equal quarterly installments during the 12-month period following February 15, 2020. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.

(16)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following May 15, 2017; 20% of the RSUs in equal quarterly installments during the 12-month period following May 15, 2018; 30% of the RSUs in equal quarterly installments during the 12-month period following May 15, 2019; and 40% of the RSUs in equal quarterly installments during the 12-month period following May 15, 2020. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.

(17)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following November 15, 2017; 20% of the RSUs in equal quarterly installments during the 12-month period following November 15, 2018; 30% of the RSUs in equal quarterly installments during the 12-month period following November 15, 2019; and 40% of the RSUs in equal quarterly installments during the 12-month period following November 15, 2020. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.

(18)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2018; 20% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2019; 30% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2020; and 40% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2021. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.

Option Exercises and Stock Vested

The following table presents information regarding options exercised by our named executive officers during 2019 and the vesting or lapse of the forfeiture condition during 2019 of RSUs and RSAs previously granted to the named executive officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Evan Spiegel(3)	—	$ —	—	$ —
Derek Andersen	—	—	452,042	5,843,648
Jerry Hunter	—	—	855,247	10,636,928
Rebecca Morrow	—	—	—	—
Michael O’Sullivan	—	—	406,228	5,438,092
Tim Stone	83,332	29,166	98,338	769,987
Lara Sweet	—	—	489,409	6,870,999

(1)

The value realized on the exercise of an option represents the difference between the closing price of our Class A common stock on the date of exercise and the exercise price of the option, and does not necessarily reflect the sales price of the shares or if a sale had been made.

(2)	The value realized is based on the closing price of our Class A common stock on the vesting date.
(3)

Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, as described in the section titled “—Employment, Severance, and Change in Control Agreements—Offer Letters—Evan Spiegel.” These RSUs were fully vested on the closing of our initial public offering in March 2017 and are being delivered to Mr. Spiegel in equal quarterly installments over three years that began in November 2017. In 2019, 12,482,605 shares of Class C common stock with an aggregate value of $164,676,769, based on the closing price of our Class A common stock on the applicable delivery dates, were delivered to Mr. Spiegel.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2019.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2019.

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

Robert Murphy

In October 2016, we entered into an amended and restated offer letter agreement with Robert Murphy, our co-founder and Chief Technology Officer, with respect to his continuing employment with us. Mr. Murphy’s annual base salary as of December 31, 2019 was $1.

Derek Andersen

In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2019 was $500,000.

Jeremi Gorman

In October 2018, we entered into an offer letter agreement with Jeremi Gorman, our Chief Business Officer, with respect to her employment with us. Ms. Gorman’s annual base salary as of December 31, 2019 was $500,000.

Jared Grusd

In October 2018, we entered into an offer letter agreement with Jared Grusd, our Chief Strategy Officer, with respect to his employment with us. Mr. Grusd’s annual base salary as of December 31, 2019 was $500,000.

Jerry Hunter

In December 2017, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Senior Vice President, Engineering, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2019 was $500,000.

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

Rebecca Morrow

In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer and Controller, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2019 was $400,000.

Michael O’Sullivan

In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2019 was $500,000.

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

Lara Sweet

In November 2017, we entered into an amended and restated offer letter agreement with Lara Sweet, who at the time was serving as our Chief Accounting Officer, with respect to her continuing employment with us. Ms. Sweet’s annual base salary as of December 31, 2019 was $500,000.

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

Transition Agreements

In February 2019, we entered into a transition agreement with Tim Stone, our former Chief Financial Officer. Under the transition agreement, we waived his obligation to reimburse us for his relocation expenses and accelerated the vesting by ten days of an aggregate of 59,586 shares subject to unvested RSAs, RSUs, and stock options.

Potential Payments upon Change in Control or Death

The following table sets forth the estimated payments that would be received by the named executive officers if a hypothetical termination of employment without cause or following a resignation for good reason following a change of control of our company had occurred on December 31, 2019.

Name	Accelerated Vesting of RSUs(1)
Evan Spiegel	$—
Derek Andersen	—
Jerry Hunter	5,855,350
Rebecca Morrow	—
Michael O'Sullivan	3,261,999
Tim Stone	—
Lara Sweet	1,304,767

(1)	The amount reported reflects the aggregate market value, based on the closing price of our Class A common stock of $16.33 on December 31, 2019, of the unvested RSUs that would be accelerated.

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2019.

Name	Accelerated Vesting of Stock Awards and Options(1)
Evan Spiegel	$—
Derek Andersen	19,253,545
Jerry Hunter	21,404,121
Rebecca Morrow	4,490,750
Michael O'Sullivan	21,590,155
Tim Stone	—
Lara Sweet	14,856,545

(1)

The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $16.33 on December 31, 2019, of the unvested equity awards that would be accelerated. For such purpose, the value realized upon the exercise of an option is calculated as the difference between the closing price of our Class A common stock on December 31, 2019 and the exercise price of the option.

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

Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2017 Plan as of December 31, 2019 is 105,054,933. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is 315,164,799.

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

Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2019, no shares of our Class A common stock have been purchased under the ESPP.

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

Limitations on Liability and Indemnification Matters

Our certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

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

Our certificate of incorporation authorizes us to indemnify our directors, officers, employees, and other agents to the fullest extent permitted by Delaware law. Our bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers, and other employees as determined by the board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Compensation

Under our non-employee director compensation policy, our non-employee directors receive an annual retainer for service on our board of directors and an additional retainer is provided to individuals who serve as chair of a committee or the board of directors. We also currently reimburse our directors for their reasonable out-of-pocket expenses in connection with attending board of directors and committee meetings.

Our non-employee director compensation policy provides that each non-employee director receives the following compensation for board of directors and committee services:

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2019. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”

In 2019, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director (a) RSUs for 8,937 shares of Class A common stock under our 2017 Plan and (b) options to purchase 16,802 shares of Class A common stock under our 2017 Plan. The service-based vesting condition will be fully satisfied for the RSUs and options on July 18, 2020. If a director’s service ceases before July 18, 2020, vesting of the RSUs and options will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs and options will be deemed satisfied for 100% of the RSUs and options that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.

Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(6)	Option Awards(1)(6)	Total
Michael Lynton(2)	$171,657	$130,033	$125,007	$426,697
Joanna Coles	75,000	130,033	125,007	330,040
A.G. Lafley(3)	145,000	130,033	125,007	400,040
Stanley Meresman	100,000	130,033	125,007	355,040
Scott D. Miller	75,000	130,033	125,007	330,040
Robert Murphy(4)	29,929	—	—	29,929
Poppy Thorpe	75,000	130,033	125,007	330,040
Christopher Young(5)	135,000	130,033	125,007	390,040

(1)

Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted during 2019 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.

(2)

Includes $1,657 of imputed income relating to incremental costs of family or guests accompanying Mr. Lynton on business flights that Mr. Lynton cannot reimburse under the Federal Aviation Regulations, as approved by the compensation committee of our board of directors.

(3)	Amounts reported includes a $5,000 per month retainer for Mr. Lafley’s services on a special committee.
(4)

Mr. Murphy does not receive any compensation for service as a director. Amounts reported represent (a) $1 for his base salary as an employee, (b) $5,000 in medical on-call services paid by us on behalf of Mr. Murphy, (c) $420 in a financial services program provided to executives, (d) tax “gross up” payments paid to Mr. Murphy to cover the imputed income associated with the medical on-call services and the financial services program, and (e) $21,026 for security for Mr. Murphy. Amounts not quantified above total less than $10,000 in aggregate.

(5)	Amounts reported includes a $5,000 per month retainer for Mr. Young’s services on a special committee.

(6)	As of December 31, 2019, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	8,937	36,033
Joanna Coles	8,937	36,033
A.G. Lafley	32,675	36,033
Stanley Meresman	8,937	36,033
Scott D. Miller	22,501	36,033
Poppy Thorpe	8,937	36,033
Christopher Young	22,501	36,033

In 2019, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairman. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us being financially immaterial.

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

Pay Ratio Disclosure

As disclosed in the Summary Compensation Table, for the year ended December 31, 2019, the annual total compensation of our CEO was $1,669,810. The annual total compensation of our median employee, excluding our CEO, for the same period, using the same methodology used to calculate our CEO’s annual total compensation, was $305,733. The ratio of these amounts is 5.5 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.

To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages (including overtime for hourly employees), bonuses, commissions, allowances and other imputed income, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2019 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2019.

The pay ratio above represents our reasonable estimate calculated in a manner consistent with the SEC rules, which allow for significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted the pay ratio rules, the ratio was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand our compensation practices and pay ratio disclosures.

Additional Disclosure Considerations

We are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Wall Street Reform Act, and such sections are not included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of December 31, 2019, with respect to the beneficial ownership of: (i) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (ii) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).

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

Applicable percentage ownership is based on 1,160,127,014 shares of Class A common stock, 24,521,607 shares of Class B common stock, and 231,147,476 shares of Class C common stock outstanding as of December 31, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2019. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%	Voting Power
Directors and Named Executive Officers:
Evan Spiegel(1)	68,162,239	5.9%	5,862,410	23.9%	126,324,204	53.9%	53.6%
Robert Murphy(2)	91,904,274	7.9	5,862,410	23.9	107,943,924	46.7	46.5
Derek Andersen(3)	833,057	*	—	*	—	*	*
Jerry Hunter(4)	819,742	*	—	*	—	*	*
Rebecca Morrow(5)	275,000	*	—	*	—	*	*
Michael O’Sullivan(6)	841,214	*	—	*	—	*	*
Tim Stone(7)	—	—	—	—	—	—	—
Lara Sweet(8)	761,652	*	—	*	—	*	*
Michael Lynton(9)	1,708,103	*	—	*	—	*	*
Joanna Coles(10)	88,187	*	—	*	—	*	*
A.G. Lafley(11)	174,518	*	—	*	—	*	*
Stanley Meresman(10)	191,474	*	—		—	*	*
Scott D. Miller(12)	82,966	*	—	*	—	*	*
Poppy Thorpe(10)	28,712	*	—	*	—	*	*
Christopher Young(12)	82,966	*	—	*	—	*	*
All directors and executive officers as a group (15 persons)(13)	169,808,017	14.6	11,724,820	47.8	234,268,128	100.0	99.5
5% Stockholders:
Entities affiliated with Tencent Holdings Limited(14)	**	**	10,344,970	42.2	—	—	*

*	Represents beneficial ownership of less than 1%.
**

Unknown; as noted above, holders of our Class A common stock, other than our directors or officers, are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act and may hold the stock in nominee or “street name” such that we are not able to identify their ownerships. In November 2017, Tencent Holdings Limited notified us that it, together with its affiliates, acquired 145,778,246 shares of our non-voting Class A common stock via open market purchases. Because Tencent is not obligated to disclose changes in its ownership of our Class A common stock, we cannot confirm whether it still owns such shares and there can be no assurance that you, or we, will be notified of any changes to their ownership of such shares.

(1)

Includes (a) 5,230,660 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power, (b) 123,203,552 shares of Class C common stock held by Mr. Spiegel individually, and (c) 3,120,652 shares of Class C common stock that will be delivered to Mr. Spiegel within 60 days of December 31, 2019. Mr. Spiegel holds RSUs for 9,361,955 shares of Class C common stock that are fully vested and will be settled to shares in equal quarterly installments over the next year. These shares are fully vested, but Mr. Spiegel does not have the right to vote the 9,361,955 RSUs until they are settled to shares of Class C common stock. If such undelivered shares were included in Mr. Spiegel’s beneficial ownership (assuming no shares were withheld or sold to pay withholding taxes), at December 31, 2019, Mr. Spiegel’s holdings would have represented 55.1% of the Class C common stock and 54.8% of the total voting power.

(2)

Includes (a) 5,862,410 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power and (b) 107,943,924 shares of Class C common stock held by Mr. Murphy individually.

(3)

Includes (a) 656,250 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2019 and (b) RSUs for 32,435 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019.

(4)

Includes (a) 218,750 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2019, but for which the service-based vesting condition would be satisfied with respect to 15,625 shares within 60 days of December 31, 2019, and (b) RSUs for 212,808 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019 and (b) 210,000 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019.

(5)

Consists of 275,000 shares of Class A Common Stock, all of which are unvested and subject to forfeiture as of December 31, 2019, but for which the service-based vesting condition would be satisfied with respect to 17,187 shares within 60 days of December 31, 2019.

(6)

Includes (a) 656,250 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2019, but for which the service-based vesting condition will be satisfied with respect to 46,875 shares within 60 days of December 31, 2019, and (b) RSUs for 79,904 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019.

(7)	Mr. Stone served as Chief Financial Officer until January 25, 2019.
(8)

Includes (a) 656,250 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2019, but for which the service-based vesting condition will be satisfied with respect to 46,875 shares within 60 days of December 31, 2019, and (b) RSUs for 11,062 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019.

(9)

Includes (a) 1,620,723 shares of Class A common stock for which Mr. Lynton is trustee and (b) 19,231 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019.

(10)	Includes 19,231 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019
(11)

Includes (a) RSUs for 6,782 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019 and (b) 19,231 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019.

(12)

Includes (a) RSUs for 2,712 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019 and (b) 19,231 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019.

(13)

Consists of (a) 169,126,047 shares of Class A common stock (of which 6,421,377 shares are unvested and subject to forfeiture as of December 31, 2019, but for which the service-based vesting condition will be satisfied with respect to 336,077 shares within 60 days of December 31, 2019), 11,724,820 shares of Class B common stock, and 231,147,476 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 337,353 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2019, (c) 344,617 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2019, and (d) RSUs for 3,120,652 shares of Class C common stock that are fully vested and will be settled to shares within 60 days of December 31, 2019. Includes shares held by Ms. Gorman and Mr. Grusd, and excludes shares held by Mr. Stone and Ms. Sweet who were not executive officers as of December 31, 2019. If all of Mr. Spiegel’s undelivered shares of Class C common stock issuable pursuant to his CEO award were included in Mr. Spiegel’s beneficial ownership (assuming no shares were withheld or sold to pay withholding taxes), at December 31, 2019, all directors and executive officers as a group would have represented 99.5% of the total voting power.

(14)	Based on our corporate and transfer agent records.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	150,877,173	$ 9.00	105,054,933
Equity compensation plans not approved by security holders(4)	9,361,955	$ —	—
Total	160,239,128	$ 9.00	105,054,933

(1)	Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2019.
(2)	The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)

Prior to our initial public offering, we granted awards under our 2012 Plan and our 2014 Plan. Following our initial public offering, we granted awards under our 2017 Plan, other than certain awards to our employees and consultants in France, which were granted under our 2014 Plan.

(4)	Consists of 9,361,955 shares of Class C common stock issuable upon settlement of the CEO award granted to Mr. Spiegel.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2019 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Investor Rights Agreement

In November 2013, we entered into an amended and restated investor rights agreement, which was amended in October 2016, with our founders and certain holders of our preferred stock, which provided the founders and those holders of preferred stock with certain registration rights, including the right to request that their shares be covered by a registration statement that we are otherwise filing. The holders of up to an aggregate of 389,482,874 shares of our Class A common stock (including shares issuable on conversion of Class C common stock, which are initially convertible into Class B common stock) are entitled to rights with respect to the registration of their shares under the Securities Act under this agreement.

Munger, Tolles & Olson LLP

We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger, although John Spiegel has not personally provided any material legal services to us. For the year ended December 31, 2019, total services provided by Munger were $134,888.

Our general counsel, Michael O’Sullivan, is a former attorney at Munger.

Gibson, Dunn & Crutcher LLP

We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. For the year ended December 31, 2019, total services provided by Gibson were $953,569. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us.

Entities Affiliated with Tencent

In the ordinary course of business, Tencent Holdings Limited and its affiliates, who hold 5% or more of our Class B common stock at December 31, 2019, purchased $770,857 of our advertising products for the year ended December 31, 2019.

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

Mr. Spiegel may use the aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2019, the amount that Mr. Spiegel could not reimburse was $13,864.

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

Policies and Procedures for Transactions with Related Persons

In July 2016, we entered into a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no 2019 transactions where our policy was not followed.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Audit Fees(1)	$8,212	$7,764
Audit-Related Fees	—	—
Tax Fees(2)	881	898
All Other Fees(3)	548	617
Total	$9,641	$9,279

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

All of the services of Ernst & Young LLP for 2019 and 2018 described above were in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See Index to Financial Statements and Supplemental Data on page 62.

2.	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 6, 2019

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38017	4.2	August 9, 2019

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	S-8	333-224591	10.9	May 1, 2018

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	S-8	333-219899	10.1	August 10, 2017

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13+	Amended and Restated Offer Letter, by and between Snap Inc. and Evan Spiegel, dated October 27, 2016	S-1	333-215866	10.13	February 2, 2017

10.14+	Amended and Restated Offer Letter, by and between Snap Inc. and Robert Murphy, dated October 27, 2016	S-1	333-215866	10.14	February 2, 2017

10.15+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.16+	Amended and Restated Offer Letter, by and between Snap Inc. and Lara Sweet, dated November 6, 2017	10-Q	001-38017	10.7	November 8, 2017

10.17+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated November 29, 2017	10-Q	001-38017	10.3	May 2, 2018

10.18+	Offer Letter, by and between Snap Inc. and Jared Grusd, dated October 19, 2018	10-K	001-38017	10.24	February 6, 2019

10.19+	Offer Letter, by and between Snap Inc. and Jeremi Gorman, dated October 21, 2018	10-K	001-38017	10.25	February 6, 2019

10.20+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.21+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.22+	Snap Inc. 2020 Bonus Program

10.23	Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Credit Suisse AG, Cayman Islands Branch, dated July 29, 2016	S-1	333-215866	10.21	February 2, 2017

10.24	Joinder Agreement, by and among Snap Inc., Silicon Valley Bank, and Morgan Stanley Senior Funding, Inc., dated February 20, 2018	10-K	001-38017	10.29	February 22, 2018

10.25	First Amendment to Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, and Silicon Valley, dated August 13, 2018	8-K	001-38017	10.1	August 13, 2018

10.26	Second Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated August 6, 2019	8-K	001-38017	10.1	August 9, 2019

10.27	Snap Inc. Non-Employee Director Compensation Policy	10-K	001-38017	10.28	February 22, 2018

10.28+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

21.1	List of Subsidiaries

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INC.

Date: February 4, 2020	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2020	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 4, 2020
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 4, 2020
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 4, 2020
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 4, 2020
Rebecca Morrow	(Principal Accounting Officer)

/s/ Joanna Coles	Director	February 4, 2020
Joanna Coles

/s/ A.G. Lafley	Director	February 4, 2020
A.G. Lafley

/s/ Michael Lynton	Director	February 4, 2020
Michael Lynton

/s/ Stanley Meresman	Director	February 4, 2020
Stanley Meresman

/s/ Scott D. Miller	Director	February 4, 2020
Scott D. Miller

/s/ Poppy Thorpe	Director	February 4, 2020
Poppy Thorpe

/s/ Christopher Young	Director	February 4, 2020
Christopher Young