Form 10-Q
period 2020-03-31
Snap Inc
filed 2020-04-22
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,188,374,911 shares outstanding as of April 17, 2020
Class B common stock, $0.00001 par value	24,279,209 shares outstanding as of April 17, 2020
Class C common stock, $0.00001 par value	232,782,607 shares outstanding as of April 17, 2020

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and publishers;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to effectively manage our growth and future expenses;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to repay outstanding debt;
•	future acquisitions of or investments in complementary companies, products, services, or technologies; and
•	the potential adverse impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.

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

NOTE REGARDING USER METRICS AND OTHER DATA

We define a Daily Active User, or DAU, as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We define average revenue per user, or ARPU, as quarterly revenue divided by the average DAUs. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. We count a DAU only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, and thus is a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.

If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely in the future to adjust our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAUs may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(305,936)	$(310,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,204	23,319
Stock-based compensation	172,049	162,556
Deferred income taxes	(394)	(266)
Amortization of debt discount and issuance costs	11,563	—
Other	10,424	(1,917)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	92,892	71,870
Prepaid expenses and other current assets	(12,867)	271
Operating lease right-of-use assets	8,716	9,812
Other assets	(1,155)	(368)
Accounts payable	5,734	3,090
Accrued expenses and other current liabilities	17,910	(14,323)
Operating lease liabilities	(13,994)	(10,470)
Other liabilities	137	655
Net cash provided by (used in) operating activities	6,283	(66,178)
Cash flows from investing activities
Purchases of property and equipment	(10,891)	(11,814)
Non-marketable investments	(35,500)	(2,250)
Purchases of marketable securities	(552,675)	(525,520)
Sales of marketable securities	217,958	—
Maturities of marketable securities	752,685	458,627
Other	—	29
Net cash provided by (used in) investing activities	371,577	(80,928)
Cash flows from financing activities
Proceeds from the exercise of stock options	3,130	5,596
Net cash provided by financing activities	3,130	5,596
Change in cash, cash equivalents, and restricted cash	380,990	(141,510)
Cash, cash equivalents, and restricted cash, beginning of period	521,260	388,974
Cash, cash equivalents, and restricted cash, end of period	$902,250	$247,464
Supplemental disclosures
Cash paid for income taxes, net	$808	$320
Cash paid for interest	4,899	358

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$462,478	$320,426
Costs and expenses:
Cost of revenue	253,410	203,767
Research and development	238,613	216,185
Sales and marketing	122,205	97,882
General and administrative	134,614	118,653
Total costs and expenses	748,842	636,487
Operating loss	(286,364)	(316,061)
Interest income	8,589	7,816
Interest expense	(15,113)	(756)
Other income (expense), net	(12,389)	(1,127)
Loss before income taxes	(305,277)	(310,128)
Income tax benefit (expense)	(659)	(279)
Net loss	$(305,936)	$(310,407)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)
Weighted average shares used in computation of net loss per share:
Basic	1,426,305	1,340,615
Diluted	1,426,305	1,340,615

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(305,936)	$(310,407)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	3,694	309
Foreign currency translation	(7,163)	(3,524)
Total other comprehensive income (loss), net of tax	(3,469)	(3,215)
Total comprehensive income (loss)	$(309,405)	$(313,622)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$901,342	$520,317
Marketable securities	1,180,533	1,592,488
Accounts receivable, net of allowance	394,053	492,194
Prepaid expenses and other current assets	51,943	38,987
Total current assets	2,527,871	2,643,986
Property and equipment, net	173,751	173,667
Operating lease right-of-use assets	267,479	275,447
Intangible assets, net	83,900	92,121
Goodwill	756,389	761,153
Other assets	89,120	65,550
Total assets	$3,898,510	$4,011,924
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$54,068	$46,886
Operating lease liabilities	40,189	42,179
Accrued expenses and other current liabilities	428,934	410,610
Total current liabilities	523,191	499,675
Convertible senior notes, net	903,339	891,776
Operating lease liabilities, noncurrent	289,754	303,178
Other liabilities	57,319	57,382
Total liabilities	1,773,603	1,752,011
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,160,127 shares issued and outstanding at December 31, 2019, and 3,000,000 shares authorized, 1,182,527 shares issued and outstanding at March 31, 2020.	12	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 24,522 shares issued and outstanding at December 31, 2019, and 700,000 shares authorized, 24,279 shares issued and outstanding at March 31, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,147 shares issued and outstanding at December 31, 2019, and 260,888 shares authorized, 232,783 shares issued and outstanding at March 31, 2020.	2	2
Additional paid-in capital	9,380,435	9,205,256
Accumulated other comprehensive income (loss)	(2,896)	573
Accumulated deficit	(7,252,646)	(6,945,930)
Total stockholders’ equity	2,124,907	2,259,913
Total liabilities and stockholders’ equity	$3,898,510	$4,011,924

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,160,127	$12	999,304	$10
Shares issued in connection with exercise of stock options under stock-based compensation plans	396	—	1,260	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	21,759	—	13,382	—
Conversion of Class B voting common stock to Class A non-voting common stock	245	—	43,189	1
Balance, end of period	1,182,527	12	1,057,135	11
Class B voting common stock
Balance, beginning of period	24,522	—	93,846	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	2	—	650	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	—	—	203	—
Conversion of Class B voting common stock to Class A non-voting common stock	(245)	—	(43,189)	—
Balance, end of period	24,279	—	51,510	1
Class C voting common stock
Balance, beginning of period	231,147	2	224,611	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,636	—	1,676	—
Balance, end of period	232,783	2	226,287	2
Additional paid-in capital
Balance, beginning of period	—	9,205,256	—	8,220,417
Stock-based compensation expense	—	172,049	—	162,556
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	3,130	—	5,635
Balance, end of period	—	9,380,435	—	8,388,608
Accumulated deficit
Balance, beginning of period	—	(6,945,930)	—	(5,912,578)
Cumulative-effect adjustment from accounting changes	—	(780)	—	308
Net loss	—	(305,936)	—	(310,407)
Balance, end of period	—	(7,252,646)	—	(6,222,677)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	573	—	3,147
Other comprehensive income (loss), net of tax	—	(3,469)	—	(3,215)
Balance, end of period	—	(2,896)	—	(68)
Total stockholders’ equity	1,439,589	$2,124,907	1,334,932	$2,165,877

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 4, 2020 (the “Annual Report”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2018-15 effective January 1, 2020. The impact of adoption of these standards on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine collectability by performing ongoing credit evaluations and monitoring customer accounts receivable balances. Sales tax, including value added tax, is excluded from reported revenue.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
North America (1) (2)	$281,274	$195,958
Europe (3)	81,077	56,581
Rest of world	100,127	67,887
Total revenue	$462,478	$320,426

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $273.2 million and $188.8 million for the three months ended March 31, 2020 and 2019, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period. Vested restricted stock units (“RSUs”) that have not been settled, including the vested Chief Executive Officer (“CEO”) RSU award that was received upon our initial public offering (“IPO”) (“CEO Award”), and restricted stock awards (“RSAs”) for which the risk of forfeiture has lapsed have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the senior convertible notes (the “Convertible Notes”) on diluted net loss per share, subject to meeting the criteria for using the treasury stock method in future periods. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, Convertible Notes, and common stock subject to repurchase were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(249,240)	$(5,223)	$(51,473)	$(239,860)	$(13,601)	$(56,946)
Net loss attributable to common stockholders	$(249,240)	$(5,223)	$(51,473)	$(239,860)	$(13,601)	$(56,946)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,161,982	24,352	239,971	1,035,932	58,741	245,942
Diluted shares:
Weighted-average common shares - Diluted	1,161,982	24,352	239,971	1,035,932	58,741	245,942
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.21)	$(0.21)	$(0.23)	$(0.23)	$(0.23)
Diluted	$(0.21)	$(0.21)	$(0.21)	$(0.23)	$(0.23)	$(0.23)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	9,793	13,382
Unvested RSUs and RSAs	143,511	181,321
Convertible Notes (if-converted)	55,468	—

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the three months ended March 31, 2020:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2019	148,797	$12.39
Granted	14,903	$16.58
Vested	(17,915)	$13.43
Forfeited	(2,274)	$13.59
Unvested at March 31, 2020	143,511	$12.68

RSUs granted to employees before January 1, 2017 (“Pre-2017 Awards”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 Awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 Awards was $17.0 million as of March 31, 2020 and is expected to be recognized over a weighted-average period of 0.6 years.

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $1.5 billion as of March 31, 2020 and is expected to be recognized over a weighted-average period of 2.8 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 Awards with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

Additionally, we had 7.6 million and 9.4 million RSUs that were vested but have not yet settled as of March 31, 2020 and December 31, 2019, respectively. These RSUs are primarily related to the CEO award.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2020:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2019	8,712	1,550	$9.00	5.59	$75,460
Granted	—	—	$—	—	$—
Exercised	(396)	(2)	$7.86	—	$—
Forfeited	(71)	—	$12.79	—	$—
Outstanding at March 31, 2020	8,245	1,548	$9.02	5.26	$41,095

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2019 and March 31, 2020, respectively.

Total unrecognized compensation cost related to unvested stock options was $13.2 million as of March 31, 2020 and is expected to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$1,782	$1,849
Research and development	118,317	112,242
Sales and marketing	24,806	17,760
General and administrative	27,144	30,705
Total	$172,049	$162,556

5. Business Acquisitions and Divestitures

2019 Acquisitions and Divestiture

AI Factory, Inc.

In December 2019, we acquired the remaining ownership interest in AI Factory, Inc. (“AI Factory”), a content and technology company. Prior to the acquisition, we owned a minority interest in the company. The purpose of the acquisition was to enhance the functionality of our platform.

The acquisition date fair value of AI Factory was $128.1 million, which primarily represents current and future cash consideration payments to sellers, as well as the $13.5 million fair value of our original minority interest. We recognized the change in pre-acquisition fair value of our original minority interest as a gain in other income (expense), net on the consolidated statement of operations.

The allocation of acquisition date fair value is as follows:

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2019	$761,153
Foreign currency translation	(4,764)
Balance as of March 31, 2020	$756,389

Intangible assets consisted of the following:

	March 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.4	$414	$220	$194
Acquired developed technology	3.4	157,400	85,579	71,821
Patents	5.7	19,360	7,475	11,885
		$177,174	$93,274	$83,900

	December 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.6	$5,414	$5,200	$214
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.6	175,414	95,921	79,493
Customer relationships	—	2,172	2,172	—
Patents	5.9	19,710	7,296	12,414
		$205,782	$113,661	$92,121

Amortization of intangible assets was $8.0 million and $10.4 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2020	$21,096
2021	23,441
2022	16,837
2023	14,396
2024	6,236
Thereafter	1,894
Total	$83,900

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

The Convertible Notes consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Liability:
Principal	$1,265,000	$1,265,000
Unamortized debt discount and issuance costs	(361,661)	(373,224)
Net carrying amount	$903,339	$891,776
Carrying amount of the equity component	$377,432	$377,432

As of March 31, 2020, the debt discount and debt issuance costs on the Convertible Notes will be amortized over the remaining period of approximately 6.3 years.

The following table details interest expense recognized related to the Convertible Notes for the three months ended March 31, 2020:

Amount
(in thousands)
Contractual interest expense	$2,391
Amortization of debt issuance costs	281
Amortization of debt discount	11,282
Total	$13,954

As of March 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

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

In March 2016, we entered into the AWS Enterprise Agreement for the use of cloud services from Amazon Web Services, Inc. (“AWS”). Under the agreement, we are committed to spend $1.1 billion between January 2017 and December 2022 on AWS services ($90.0 million in 2018, $150.0 million in 2019, $215.0 million in 2020, $280.0 million in 2021, and $349.0 million in 2022). If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Any such payment may be applied to future use of AWS services during the term, although it will not count towards meeting the future minimum purchase commitments.

The future minimum contractual commitment including commitments less than one year, as of March 31, 2020, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2020	$488,340
2021	686,690
2022	384,756
2023	939
2024	912
Thereafter	216
Total minimum commitments	$1,561,853

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

Pending Matters

Beginning in May 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock, alleging violation of securities laws that arose following our IPO.

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. In March 2020, we reached a preliminary agreement to settle the matter and in the first quarter of 2020 we recorded legal expense of $10.0 million related to the expected settlement since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2020. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2020.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease expense	$14,405	$13,681
Sublease income	(742)	(925)
Total net lease costs	$13,663	$12,756

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average remaining lease term	7.9	7.3
Weighted-average discount rate	5.6%	6.2%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of March 31, 2020 were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$41,834
2021	64,462
2022	56,445
2023	52,488
2024	52,136
Thereafter	143,799
Total lease payments	$411,164
Less: Imputed interest	(81,221)
Present value of lease liabilities	$329,943

As of March 31, 2020, we have additional operating leases for facilities that have not yet commenced with lease obligations of $13.8 million. These operating leases will commence between 2020 and 2021 with lease terms of greater than one years to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $21.1 million and $16.4 million for the three months ended March 31, 2020 and 2019, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were not material for the three months ended March 31, 2020 and 2019.

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

The following tables set forth our financial assets as of March 31, 2020 and December 31, 2019 that are measured at fair value on a recurring basis during the period:

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$741,060	$40	$—	$741,100
Level 1 securities:
U.S. government securities	914,418	4,357	—	918,775
U.S. government agency securities	235,438	215	(171)	235,482
Level 2 securities:
Corporate debt securities	69,975	11	(173)	69,813
Commercial paper	109,033	—	—	109,033
Certificates of deposit	7,672	—	—	7,672
Total	$2,077,596	$4,623	$(344)	$2,081,875

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$416,099	$—	$—	$416,099
Level 1 securities:
U.S. government securities	1,305,145	604	(49)	1,305,700
U.S. government agency securities	269,278	48	(32)	269,294
Level 2 securities:
Corporate debt securities	28,420	13	(4)	28,429
Commercial paper	84,498	—	—	84,498
Certificates of deposit	8,785	—	—	8,785
Total	$2,112,225	$665	$(85)	$2,112,805

Gross unrealized losses are not material as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. All of our marketable securities have contractual maturities of less than one year.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of March 31, 2020, the fair value of the Convertible Notes was $1.1 billion. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

In June 2019, the United States Court of Appeals for the Ninth Circuit overturned the 2015 U.S. Tax Court decision in Altera Corp. v. Commissioner, upholding the portion of the Treasury regulations issued under Section 482 of the U.S. Internal Revenue Code of 1986, as amended (“the Code”) requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. In February 2020, the taxpayer petitioned the U.S. Supreme Court to review the Ninth Circuit’s decision and is awaiting the Supreme Court’s decision as to whether it will hear the case. A decision by the Supreme Court not to hear the case, or a decision to uphold the Ninth Circuit’s decision, could result in a significant reduction to our deferred tax assets. As a result of the valuation allowance against our deferred tax assets, we do not believe the final resolution will result in a material impact to income tax expense, net deferred taxes, net unrecognized tax benefits, or consolidated financial statements.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2019	$429	$144	$573
OCI before reclassifications	4,302	(7,163)	(2,861)
Amounts reclassified from AOCI (1)	(608)	—	(608)
Net current period OCI	3,694	(7,163)	(3,469)
Balance at March 31, 2020	$4,123	$(7,019)	$(2,896)

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Property and equipment, net:
United States	$152,024	$153,771
Rest of world (1)	21,727	19,896
Total property and equipment, net	$173,751	$173,667

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” “Note Regarding Forward-Looking Statements,” and “Note Regarding User Metrics and Other Data.”

Overview of First Quarter 2020 Results

Our key user metrics and financial results for the first quarter of 2020 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 229 million in Q1 2020, compared to 190 million in Q1 2019.
•	Average revenue per user, or ARPU, increased 20% to $2.02 in Q1 2020, compared to $1.68 in Q1 2019.

Financial Results

•	Cash provided by operating activities was $6.3 million in Q1 2020, compared to cash used in operating activities of $(66.2) million in Q1 2019.
•	Free Cash Flow was $(4.6) million in Q1 2020, compared to $(78.0) million in Q1 2019.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,589 million at March 31, 2020, compared with 1,544 million one year ago.

•	Capital expenditures were $10.9 million in Q1 2020, compared to $11.8 million in Q1 2019.
•	Cash, cash equivalents, and marketable securities were $2.1 billion as of March 31, 2020.
•	Revenue increased 44% to $462.5 million in Q1 2020, compared to $320.4 million in Q1 2019.
•	Total costs and expenses, excluding stock-based compensation and related payroll tax expense, increased 21% to $564.9 million in Q1 2020, compared to $467.2 million in Q1 2019.
•	Net loss decreased 1% to $(305.9) million in Q1 2020, compared to $(310.4) million in Q1 2019.
•	Diluted net loss per share decreased 7% to $(0.21) in Q1 2020, compared to $(0.23) in Q1 2019.
•	Adjusted EBITDA increased 34% to $(81.2) million in Q1 2020, compared to $(123.4) million in Q1 2019.

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

Trends in User Metrics

We define a DAU as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We define ARPU as quarterly revenue divided by the average DAUs. We assess the health of our business by measuring DAUs and ARPU because we believe that these metrics are important ways for both management and investors to understand engagement and monitor our platform.

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 229 million DAUs on average in the first quarter of 2020, an increase of 11 million from the prior quarter and 39 million from the first quarter of 2019.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $462.5 million for the three months ended March 31, 2020, compared to revenue of $320.4 million for the same period in 2019, an increase of 44% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $2.02 in the first quarter of 2020, up from $1.68 a year ago and down from $2.58 in the prior quarter. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenue	$462,478	$320,426
Operating loss	(286,364)	(316,061)
Net loss	(305,936)	(310,407)
Adjusted EBITDA(1)	(81,237)	(123,449)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of non-marketable investment income and losses, foreign currency transaction gains and losses, and impairment on non-marketable investments. Other income (expense), net also includes any gains or losses on divestitures of businesses.

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

Discussion of Results of Operations

Impact of COVID-19 Pandemic

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance remains uncertain. The COVID-19 pandemic has impacted our revenue growth, and is likely to continue to adversely impact many aspects of our business and our partners, including advertising demand. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$462,478	$320,426
Costs and expenses(1) (2):
Cost of revenue	253,410	203,767
Research and development	238,613	216,185
Sales and marketing	122,205	97,882
General and administrative	134,614	118,653
Total costs and expenses	748,842	636,487
Operating loss	(286,364)	(316,061)
Interest income	8,589	7,816
Interest expense	(15,113)	(756)
Other income (expense), net	(12,389)	(1,127)
Loss before income taxes	(305,277)	(310,128)
Income tax benefit (expense)	(659)	(279)
Net loss	$(305,936)	$(310,407)
Adjusted EBITDA(3)	$(81,237)	$(123,449)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$1,782	$1,849
Research and development	118,317	112,242
Sales and marketing	24,806	17,760
General and administrative	27,144	30,705
Total	$172,049	$162,556

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,525	$6,146
Research and development	8,915	8,650
Sales and marketing	3,166	4,015
General and administrative	3,598	4,508
Total	$21,204	$23,319

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	55	64
Research and development	52	67
Sales and marketing	26	31
General and administrative	29	37
Total costs and expenses	162	199
Operating loss	62	99
Interest income	2	2
Interest expense	3	—
Other income (expense), net	3	—
Loss before income taxes	66	97
Income tax benefit (expense)	—	—
Net loss	66%	97%

Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenue	$462,478	$320,426
Revenue as a dollar change		$142,052
Revenue as a percentage change		44%

Revenue for the three months ended March 31, 2020 increased $142.1 million, or 44%, compared to the same period in 2019. Revenue was $462.5 million for the three months ended March 31, 2020, compared to $320.4 million for the same period in 2019. Revenue increased due to overall growth in advertising demand during the first two months of the quarter, which was partially offset by a decrease in revenue growth during March due to COVID-19 impacts. We continue to optimize our self-serve platform, enabling advertisers to utilize our inventory more efficiently and reach more users at a lower price compared to the prior period.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cost of Revenue	$253,410	$203,767
Cost of Revenue as a dollar change		$49,643
Cost of Revenue as a percentage change		24%

Cost of revenue for the three months ended March 31, 2020 increased $49.6 million compared to the same period in 2019. The increase in cost of revenue primarily consisted of increased infrastructure costs of $26.9 million attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies. Additionally, the increase was driven by increased revenue share costs, consistent with our overall increase in revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Research and Development Expenses	$238,613	$216,185
Research and Development Expenses as a dollar change		$22,428
Research and Development Expenses as a percentage change		10%

Research and development expenses for the three months ended March 31, 2020 increased $22.4 million, or 10%, compared to the same period in 2019. The increase primarily consisted of an increase in personnel costs, driven by an increase in research and development headcount. Additionally, the increase was driven by an increase in stock-based compensation expense.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Sales and Marketing Expenses	$122,205	$97,882
Sales and Marketing Expenses as a dollar change		$24,323
Sales and Marketing Expenses as a percentage change		25%

Sales and marketing expenses for the three months ended March 31, 2020 increased $24.3 million compared to the same period in 2019. The increase was primarily driven by increased marketing investments, as well as an increase in personnel expenses, including stock-based compensation expense.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
General and Administrative Expenses	$134,614	$118,653
General and Administrative Expenses as a dollar change		$15,961
General and Administrative Expenses as a percentage change		13%

General and administrative expenses for the three months ended March 31, 2020 increased $16.0 million, or 13%, compared to the same period in 2019.  The increase primarily consisted of an increase in legal settlement expenses related to the preliminary settlement of the Vaporstream matter and professional services fees, offset by a decrease in stock-based compensation expense.

Interest Income

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Interest Income	$8,589	$7,816
Interest Income as a dollar change		$773
Interest Income as a percentage change		10%

Interest income for the three months ended March 31, 2020 increased $0.8 million compared to the same period in 2019. The increase was primarily a result of a higher overall invested cash balance offset by lower interest rates on U.S. government-backed securities.

Interest Expense

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(15,113)	$(756)
Interest Expense as a dollar change		$(14,357)
Interest Expense as a percentage change		NM

Interest expense for the three months ended March 31, 2020 increased $14.4 million compared to the same period in 2019. The increase in interest expense related to the Convertible Notes.

Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$(12,389)	$(1,127)
Other Income (Expense), Net as a dollar change		$(11,262)
Other Income (Expense), Net as a percentage change		NM

Other expense, net for the three months ended March 31, 2020 was $12.4 million compared to $1.1 million in the same period in 2019. Other expense, net for the three months ended March 31, 2020 was primarily a result of a $10.5 million impairment of non-marketable investments. Other expense, net in the comparable period in 2019 was primarily a result of foreign currency transaction losses and losses on non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Income Tax Benefit (Expense)	$(659)	$(279)
Income Tax Benefit (Expense) as a dollar change		$(380)
Income Tax Benefit (Expense) as a percentage change		136%
Effective Tax Rate	(0.2)%	(0.1)%

Income tax expense for the three months ended March 31, 2020 was $(0.7) million compared to $(0.3) million for the same period in 2019.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net Loss	$(305,936)	$(310,407)
Net Loss as a dollar change		$4,471
Net Loss as a percentage change		(1)%

Adjusted EBITDA	$(81,237)	$(123,449)
Adjusted EBITDA as a dollar change		$42,212
Adjusted EBITDA as a percentage change		(34)%

Net loss for the three months ended March 31, 2020 was $(305.9) million compared to $(310.4) million for the same period in 2019. Adjusted EBITDA for the three months ended March 31, 2020 was $(81.2) million compared to $(123.4) million for the same period in 2019. The increase in Adjusted EBITDA and decrease in net loss was driven by increased revenues, partially offset by increased cost of revenue and other operating expenses. The decrease in net loss was also partially offset by an increase in stock-based compensation expense.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$6,283	$(66,178)
Less:
Purchases of property and equipment	(10,891)	(11,814)
Free Cash Flow	$(4,608)	$(77,992)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(305,936)	$(310,407)
Add (deduct):
Interest income	(8,589)	(7,816)
Interest expense	15,113	756
Other (income) expense, net	12,389	1,127
Income tax (benefit) expense	659	279
Depreciation and amortization	21,204	23,319
Stock-based compensation expense	172,049	162,556
Payroll tax expense related to stock-based compensation	11,874	6,737
Adjusted EBITDA	$(81,237)	$(123,449)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.1 billion as of March 31, 2020, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In August 2019, we issued the Convertible Notes with an aggregate principal amount of $1.265 billion. The net proceeds from the issuance of the Convertible Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the Capped Call Transactions. The Convertible Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The Convertible Notes were not convertible as of March 31, 2020.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the Capped Call Transactions and issuance of the Convertible Notes. As of March 31, 2020, no amounts were outstanding under the Credit Facility. As of March 31, 2020, we had $26.0 million in the form of outstanding standby letters of credit.

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

As of March 31, 2020, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net cash provided by (used in) operating activities	$6,283	$(66,178)
Net cash provided by (used in) investing activities	371,577	(80,928)
Net cash provided by financing activities	3,130	5,596
Change in cash, cash equivalents, and restricted cash	$380,990	$(141,510)
Free Cash Flow (1)	$(4,608)	$(77,992)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2020 and 2019

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $(66.2) million for the same period in 2019. Net cash provided by operating activities in the current period resulted primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $172.0 million and depreciation and amortization expense of $21.2 million. Net cash provided by operating activities for the three months ended March 31, 2020 was also driven by a $92.9 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accrued expenses and other current liabilities of $17.9 million primarily due to the timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $371.6 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $(81.0) million for the same period in 2019. Our investing activities in the three months ended March 31, 2020 consisted of cash provided by the sales and maturities of marketable securities of $970.6 million, partially offset by cash used in the purchase of marketable securities of $552.7 million. Net cash used in investing activities in the prior period consisted of cash used in the purchase of marketable securities of $525.5 million, partially offset by cash provided by the maturities of marketable securities of $458.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $5.6 million for the same period in 2019. Our financing activities for both periods consisted of proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $(4.6) million and $(78.0) million in the three months ended March 31, 2020 and 2019, respectively, and was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $10.9 million and $11.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Total	Less than 1 Year (Remainder of 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,521,574	$460,014	$1,061,560	$—	$—
Lease commitments	424,951	42,523	124,972	110,752	146,704
Other commitments	40,279	28,326	9,886	1,851	216
Total contractual commitments	$1,986,804	$530,863	$1,196,418	$112,603	$146,920

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, Convertible Notes, loss contingencies, and income taxes.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $901.3 million and $520.3 million at March 31, 2020 and December 31, 2019, respectively. We had marketable securities totaling $1.2 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 229 million DAUs on average in the quarter ended March 31, 2020. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in DAUs will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, such as during the recent COVID-19 pandemic, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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
•

our products are subject to increased regulatory scrutiny or approvals, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, or litigation, including settlements or consent decrees, that adversely affect the user experience;

•

technical or other problems frustrate the user experience, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner;

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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such operating systems and application stores, primarily Google and Apple, each have approval authority over our products and provide consumers with products that compete with ours, and there is no guarantee that any approval will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices or mobile-device cameras with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, or actions by government authorities that impact our access to these systems or hardware, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or attempt to violate the terms of our agreements with them. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

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

For example, in January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but remain open to review by the United States Supreme Court. While a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, those actions have been or can be expected to be challenged in court. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on certain “over-the-top” services if we are considered to be such a service, which could increase our costs. If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies are considering similar legislation on how to handle personal data. Such restrictions could have an adverse effect on our ability to target and measure ads, and could reduce the demand or the pricing for our advertising products. Such adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

•	a diminished or stagnant growth in the total and regional number of DAUs on Snapchat, or our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
•	a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Creative Tools, Chat Service, or Storytelling Platform;
•	our inability to create new products that sustain or increase the value of our advertisements;
•	changes in our user demographics that make us less attractive to advertisers;
•	lack of ad creative availability by our advertising partners;
•	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
•	changes in our analytics and measurement solutions that demonstrate the value of our advertisements and other commercial content;
•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of March 31, 2020. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted RSUs for 37,447,817 shares of Class C common stock that vested on the closing of our initial public offering, or IPO, with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share, so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate. In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the United States.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their advertising spending and may focus their advertising spending more on other platforms, both of which may result in decreased advertising revenue. Furthermore, a portion of our advertising revenue is related to in-person events, such as sporting events, music festivals, and the Olympics, that have been or may be postponed or cancelled. A decline in advertising revenue or the collectability of our receivables could seriously harm our business.

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We have implemented a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

As a result of the COVID-19 pandemic, our partners who provide content or services to us may experience delays or interruptions in their ability to create content or provide services, if they are able to do so at all. A decrease in the amount or quality of content available on Snapchat, or an interruption in the services provided to us, could lead to a decline in user engagement, which could seriously harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory scrutiny or compliance requirements, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the rewrite of our application for Android users in 2019, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, on Snapchat. There is no guarantee that such new lines of business, new products, and other initiatives will succeed or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch, or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

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

We began commercial operations in 2011 and for all of our history we have experienced net losses and, prior to the quarter ended March 31, 2020, negative cash flows from operations. As of March 31, 2020, we had an accumulated deficit of $7.3 billion and for the three months ended March 31, 2020, we experienced a net loss of $305.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

We also are or may in the future be subject to many federal, state, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to maintain and grow our user base and user engagement;
•	the development and introduction of new or redesigned products or services by us or our competitors;
•	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•	our ability to attract and retain advertisers in a particular period;
•	seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows;
•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party actions;
•	stock-based compensation expense;
•	our ability to effectively incentivize our workforce;
•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products, licenses, or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in domestic and global business or macroeconomic conditions.

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

The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base. As part of that effort, in 2019, we reorganized the structure and operations of our ad sales team. Although we believe the reorganization will improve the efficiency of our sales team and result in better service for our advertisers over the long term, the reorganization may not have the intended effect and we may experience disruptions, employee turnover, and declines in revenue while our sales team and advertisers become accustomed to the new operations.

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

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, terrorism, pandemics, and other catastrophic events.

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

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors, and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may be exposed to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information, and we may also encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

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

Our ability to make principal or interest payments on, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. Our ability to refinance the Convertible Notes or our other indebtedness will depend on various factors, including the available capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Convertible Notes and Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which seeks injunctive relief among other remedies, alleges that certain Snapchat features infringe several Vaporstream patents. In March 2020, we and the plaintiffs agreed to settle this matter, and we expect that settlement to become final during the second quarter of 2020. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was recently dismissed after four of the patents were ruled to be invalid; however, Blackberry Limited has since appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. Likewise, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

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

We may face lawsuits, incur liability, or need to seek licenses based on information posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. In addition, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018 and more recent proposed amendments, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business could be seriously harmed.

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities.

In addition, many jurisdictions and intergovernmental organizations have been discussing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, and others have proposed, taxes based on gross receipts applicable to digital services regardless of profitability. The Organisation for Economic Co-operation and Development has been working on a proposal that may change how taxable presence for digital services is defined and result in the imposition of taxes based on net income in countries where we have no physical presence.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. For example, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make with the European Union and others. Consequently, no assurance can be given about the impact of these developments, and our operational, tax, and other policies may require reassessment and our business may be seriously harmed.

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

As our business continues to grow and expand, we may decide to engage in business with some of our partners on an open credit basis. While we may monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future, especially as our business expands, we engage with partners that have limited operating history, or we engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

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

In the United States, net operating loss carryforwards arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but use of such carryforwards in tax years beginning on or after January 1, 2021 is limited to 80% of taxable income. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. In the U.K., net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.

Any limitations on the ability to use our net operating loss carryforwards and other tax assets, as well as the timing of any such use, could seriously harm our business.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2020, we had recorded a total of $840.3 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on contract manufacturers to build Spectacles. Our contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturers’ quality systems and controls, and therefore must rely on our manufacturers to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business. Furthermore, any adverse change in our contract manufacturers’ financial or business condition or our relationship with our contract manufacturers could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2020, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, now requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, S&P Dow Jones, another provider of widely followed stock indexes, has stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock is likely not eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through March 31, 2020. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017 but as of December 31, 2019, the trading price of our Class A common stock had increased 196% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

•	stock repurchase programs undertaken by us;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
•	changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2020, we had outstanding a total of 1.2 billion shares of Class A common stock, 24.3 million shares of Class B common stock, and 232.8 million shares of Class C common stock. In addition, as of March 31, 2020, 141.2 million shares of Class A common stock, 1.5 million shares of Class B common stock, and 6.2 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 408.9 million shares (including options exercisable and RSAs subject to forfeiture as of March 31, 2020) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

These exclusive-forum provisions, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

SNAP INC.

Date: April 21, 2020	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 21, 2020	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)