Form 10-Q
period 2020-06-30
Snap Inc
filed 2020-07-22
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,211,080,666 shares outstanding as of July 17, 2020
Class B common stock, $0.00001 par value	23,691,765 shares outstanding as of July 17, 2020
Class C common stock, $0.00001 par value	234,447,974 shares outstanding as of July 17, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flows from operating activities
Net loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,925	22,660	42,129	45,979
Stock-based compensation	186,171	195,574	358,220	358,130
Deferred income taxes	(2,118)	291	(2,512)	25
Gain on divestiture	—	(39,883)	—	(39,883)
Amortization of debt discount and issuance costs	20,412	—	31,975	—
Other	(2,307)	(1,399)	8,117	(3,316)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	15,654	(39,751)	108,546	32,119
Prepaid expenses and other current assets	4,123	(4,761)	(8,744)	(4,490)
Operating lease right-of-use assets	9,537	11,809	18,253	21,621
Other assets	108	2,769	(1,047)	2,401
Accounts payable	2,279	21,009	8,013	24,099
Accrued expenses and other current liabilities	14,863	7,735	32,773	(6,588)
Operating lease liabilities	(10,985)	(16,781)	(24,979)	(27,251)
Other liabilities	735	113	872	768
Net cash used in operating activities	(66,554)	(95,789)	(60,271)	(161,967)
Cash flows from investing activities
Purchases of property and equipment	(15,767)	(7,633)	(26,658)	(19,447)
Proceeds from divestiture, net	—	73,796	—	73,796
Non-marketable investments	(56,341)	(450)	(91,841)	(2,700)
Cash paid for acquisitions, net of cash acquired	(20,204)	—	(20,204)	—
Purchases of marketable securities	(875,873)	(283,520)	(1,428,548)	(809,040)
Sales of marketable securities	—	77,489	217,958	77,489
Maturities of marketable securities	476,561	324,033	1,229,246	782,660
Other	(500)	1,000	(500)	1,029
Net cash provided by (used in) investing activities	(492,124)	184,715	(120,547)	103,787
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	988,582	—	988,582	—
Purchase of capped calls	(100,000)	—	(100,000)	—
Proceeds from the exercise of stock options	20,477	1,342	23,607	6,938
Net cash provided by financing activities	909,059	1,342	912,189	6,938
Change in cash, cash equivalents, and restricted cash	350,381	90,268	731,371	(51,242)
Cash, cash equivalents, and restricted cash, beginning of period	902,250	247,464	521,260	388,974
Cash, cash equivalents, and restricted cash, end of period	$1,252,631	$337,732	$1,252,631	$337,732
Supplemental disclosures
Cash paid for income taxes, net	$562	$(399)	$1,370	$(79)
Cash paid for interest	366	438	5,265	796

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$454,158	$388,021	$916,636	$708,447
Costs and expenses:
Cost of revenue	250,454	215,492	503,864	419,259
Research and development	260,863	236,199	499,476	452,384
Sales and marketing	132,118	111,504	254,323	209,386
General and administrative	121,331	129,644	255,945	248,297
Total costs and expenses	764,766	692,839	1,513,608	1,329,326
Operating loss	(310,608)	(304,818)	(596,972)	(620,879)
Interest income	4,768	7,446	13,357	15,262
Interest expense	(24,727)	(809)	(39,840)	(1,565)
Other income (expense), net	3,575	44,085	(8,814)	42,958
Loss before income taxes	(326,992)	(254,096)	(632,269)	(564,224)
Income tax benefit (expense)	1,041	(1,078)	382	(1,357)
Net loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.23)	$(0.19)	$(0.44)	$(0.42)
Diluted	$(0.23)	$(0.19)	$(0.44)	$(0.42)
Weighted average shares used in computation of net loss per share:
Basic	1,447,022	1,362,544	1,436,085	1,350,763
Diluted	1,447,022	1,362,544	1,436,085	1,350,763

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(2,527)	312	1,167	621
Foreign currency translation	4,814	1,858	(2,349)	(1,666)
Total other comprehensive income (loss), net of tax	2,287	2,170	(1,182)	(1,045)
Total comprehensive income (loss)	$(323,664)	$(253,004)	$(633,069)	$(566,626)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,251,721	$520,317
Marketable securities	1,577,848	1,592,488
Accounts receivable, net of allowance	379,046	492,194
Prepaid expenses and other current assets	49,734	38,987
Total current assets	3,258,349	2,643,986
Property and equipment, net	175,125	173,667
Operating lease right-of-use assets	259,564	275,447
Intangible assets, net	87,285	92,121
Goodwill	775,185	761,153
Other assets	148,521	65,550
Total assets	$4,704,029	$4,011,924
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,618	$46,886
Operating lease liabilities	42,755	42,179
Accrued expenses and other current liabilities	442,239	410,610
Total current liabilities	543,612	499,675
Convertible senior notes, net	1,625,743	891,776
Operating lease liabilities, noncurrent	278,073	303,178
Other liabilities	61,936	57,382
Total liabilities	2,509,364	1,752,011
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,160,127 shares issued and outstanding at December 31, 2019, and 3,000,000 shares authorized, 1,204,957 shares issued and outstanding at June 30, 2020.	12	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 24,522 shares issued and outstanding at December 31, 2019, and 700,000 shares authorized, 24,215 shares issued and outstanding at June 30, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,147 shares issued and outstanding at December 31, 2019, and 260,888 shares authorized, 234,448 shares issued and outstanding at June 30, 2020.	2	2
Additional paid-in capital	9,773,857	9,205,256
Accumulated other comprehensive income (loss)	(609)	573
Accumulated deficit	(7,578,597)	(6,945,930)
Total stockholders’ equity	2,194,665	2,259,913
Total liabilities and stockholders’ equity	$4,704,029	$4,011,924

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,182,527	12	1,057,135	11	1,160,127	$12	999,304	$10
Shares issued in connection with exercise of stock options under stock-based compensation plans	2,348	—	464	—	2,744	—	1,724	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	19,627	—	34,899	—	41,386	—	48,281	—
Conversion of Class B voting common stock to Class A non-voting common stock	455	—	4,155	—	700	—	47,344	1
Balance, end of period	1,204,957	$12	1,096,653	$11	1,204,957	12	1,096,653	11
Class B voting common stock
Balance, beginning of period	24,279	—	51,510	1	24,522	—	93,846	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	391	—	139	—	393	—	789	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	—	—	88	—	—	—	291	—
Conversion of Class B voting common stock to Class A non-voting common stock	(455)	—	(4,155)	(1)	(700)	—	(47,344)	(1)
Balance, end of period	24,215	—	47,582	—	24,215	—	47,582	—
Class C voting common stock
Balance, beginning of period	232,783	2	226,287	2	231,147	2	224,611	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,665	—	1,627	—	3,301	—	3,303	—
Balance, end of period	234,448	2	227,914	2	234,448	2	227,914	2
Additional paid-in capital
Balance, beginning of period	—	9,380,435	—	8,388,608	—	9,205,256	—	8,220,417
Stock-based compensation expense	—	186,355	—	195,574	—	358,404	—	358,130
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	20,478	—	1,339	—	23,608	—	6,974
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	6,913	—	—	—	6,913
Equity component of convertible senior notes, net	—	286,589	—	—	—	286,589	—	—
Purchase of capped calls	—	(100,000)	—	—	—	(100,000)	—	—
Balance, end of period	—	9,773,857	—	8,592,434	—	9,773,857	—	8,592,434
Accumulated deficit
Balance, beginning of period	—	(7,252,646)	—	(6,222,677)	—	(6,945,930)	—	(5,912,578)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	(780)	—	308
Net loss	—	(325,951)	—	(255,174)	—	(631,887)	—	(565,581)
Balance, end of period	—	(7,578,597)	—	(6,477,851)	—	(7,578,597)	—	(6,477,851)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(2,896)	—	(68)	—	573	—	3,147
Other comprehensive income (loss), net of tax		2,287	—	2,170	—	(1,182)	—	(1,045)
Balance, end of period	—	(609)	—	2,102	—	(609)	—	2,102
Total stockholders’ equity	1,463,620	$2,194,665	1,372,149	$2,116,698	1,463,620	$2,194,665	1,372,149	$2,116,698

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, excess inventory reserves, lease exit charges, forfeiture rate, the fair value of senior convertible notes, and the fair value of stock-based awards. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The impact of adoption of these standards on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

We sell advertising directly to advertisers (“Snap-sold” revenue) and certain partners that provide content on Snapchat (“media partners”) also sell directly to advertisers (“partner-sold” revenue). Snap Ads may be subject to revenue sharing agreements between us and our media partners. Our Sponsored Creative Tools and measurement services are only Snap-sold and are not subject to revenue sharing arrangements. Snap-sold revenue is recognized based on the gross amount that we charge the advertiser. Partner-sold revenue is recognized based on the net amount of revenue to be received from the media partner.

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

We recognize partner-sold revenue on a net basis predominantly because the media partner, and not Snap, is the primary obligor responsible for fulfillment, including the acceptability of the services delivered. In partner-sold advertising arrangements, the media partner has a direct contractual relationship with the advertiser. There is no contractual relationship between us and the advertiser for partner-sold transactions. When a media partner sells advertisements, the media partner is responsible for fulfilling the advertisements, and accordingly, we have determined the media partner is the primary obligor. Additionally, we do not have any latitude in establishing the price with the advertiser for partner-sold advertising. The media partner may sell advertisements at a rate determined at its sole discretion. For the periods presented, partner-sold revenue was not material.

We also generate revenue from sales of our hardware product, Spectacles. For the periods presented, revenue from the sales of Spectacles was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
North America (1) (2)	$263,604	$237,792	$544,877	$433,750
Europe (3)	81,488	67,449	162,565	124,030
Rest of world (4)	109,066	82,780	209,194	150,667
Total revenue	$454,158	$388,021	$916,636	$708,447

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $255.9 million and $227.2 million for the three months ended June 30, 2020 and 2019, respectively, and $529.1 million and $416.0 million for the six months ended June 30, 2020 and 2019, respectively.

(3)	Europe includes Russia and Turkey.
(4)	Greater China revenue was $50.0 million for the three months ended June 30, 2020.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the senior convertible notes due in 2025 and 2026 (collectively, the “Convertible Notes”) on diluted net loss per share, subject to meeting the criteria for using the treasury stock method in future periods. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, convertible notes, and common stock subject to repurchase were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(266,759)	$(5,462)	$(53,730)	$(200,295)	$(9,089)	$(45,790)	$(515,923)	$(10,692)	$(105,271)	$(440,465)	$(22,440)	$(102,676)
Net loss attributable to common stockholders	$(266,759)	$(5,462)	$(53,730)	$(200,295)	$(9,089)	$(45,790)	$(515,923)	$(10,692)	$(105,271)	$(440,465)	$(22,440)	$(102,676)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,184,246	24,248	238,528	1,069,507	48,535	244,502	1,172,536	24,300	239,249	1,051,952	53,593	245,218
Diluted shares:
Weighted-average common shares - Diluted	1,184,246	24,248	238,528	1,069,507	48,535	244,502	1,172,536	24,300	239,249	1,051,952	53,593	245,218
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.23)	$(0.23)	$(0.19)	$(0.19)	$(0.19)	$(0.44)	$(0.44)	$(0.44)	$(0.42)	$(0.42)	$(0.42)
Diluted	$(0.23)	$(0.23)	$(0.23)	$(0.19)	$(0.19)	$(0.19)	$(0.44)	$(0.44)	$(0.44)	$(0.42)	$(0.42)	$(0.42)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2020	2019
	(in thousands)
Stock options	7,008	12,491
Unvested RSUs and RSAs	152,972	158,253
Convertible Notes (if-converted)	101,591	—

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the six months ended June 30, 2020:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2019	148,797	$12.39
Granted	45,118	$15.04
Vested	(36,051)	$13.46
Forfeited	(4,892)	$12.83
Unvested at June 30, 2020	152,972	$12.91

RSUs granted to employees before January 1, 2017 (“Pre-2017 Awards”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 Awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 Awards was $6.6 million as of June 30, 2020 and is expected to be recognized over a weighted-average period of 0.4 years.

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $1.7 billion as of June 30, 2020 and is expected to be recognized over a weighted-average period of 2.9 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 Awards with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

Additionally, we had 4.0 million and 9.4 million RSUs that were vested but have not yet settled as of June 30, 2020 and December 31, 2019, respectively. These RSUs are primarily related to the CEO award.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2020:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2019	8,712	1,550	$9.00	5.59	$75,460
Granted	2	—	$17.83	—	$—
Exercised	(2,744)	(393)	$7.52	—	$—
Forfeited	(119)	—	$13.17	—	$—
Outstanding at June 30, 2020	5,851	1,157	$9.60	5.22	$97,375

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2019 and June 30, 2020, respectively.

Total unrecognized compensation cost related to unvested stock options was $11.1 million as of June 30, 2020 and is expected to be recognized over a weighted-average period of 1.8 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$2,066	$1,786	$3,848	$3,635
Research and development	127,516	132,610	245,833	244,852
Sales and marketing	27,107	26,474	51,913	44,234
General and administrative	29,482	34,704	56,626	65,409
Total	$186,171	$195,574	$358,220	$358,130

5. Business Acquisitions and Divestitures

2020 Acquisitions

In the second quarter of 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The combined purchase consideration was $24.4 million of which $15.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. The associated goodwill and intangible assets are not deductible for tax purposes.

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

Placed, LLC

In June 2019, we divested our membership interest in Placed, LLC (“Placed”). The total cash consideration received was $77.8 million, which includes amounts paid for severance and equity compensation. The remaining $66.9 million represents purchase consideration and we recognized a net gain on divestiture of $39.9 million, which is included in other income (expense), net, on our consolidated statements of operations. The operating results of Placed were not material to our consolidated revenue or consolidated operating loss for all periods presented. We determined that Placed did not meet the criteria to be classified as discontinued operations.

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2019	$761,153
Goodwill acquired	15,311
Foreign currency translation	(1,279)
Balance as of June 30, 2020	$775,185

Intangible assets consisted of the following:

	June 30, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.1	$414	$241	$173
Acquired developed technology	3.1	167,988	92,715	75,273
Patents	5.4	19,860	8,021	11,839
		$188,262	$100,977	$87,285

	December 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.6	$5,414	$5,200	$214
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.6	175,414	95,921	79,493
Customer relationships	—	2,172	2,172	—
Patents	5.9	19,710	7,296	12,414
		$205,782	$113,661	$92,121

Amortization of intangible assets was $7.4 million and $9.0 million for the three months ended June 30, 2020 and 2019, respectively, and $15.4 million and $19.4 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2020	$16,305
2021	27,925
2022	19,222
2023	15,258
2024	6,648
Thereafter	1,927
Total	$87,285

7. Convertible Notes

2025 Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes consisted of an $850.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2025 Notes with the option to purchase an additional $150.0 million aggregate principal amount of the 2025 Notes, which was fully exercised. The 2025 Notes were issued pursuant to an Indenture, dated April 28, 2020 (the “Indenture”). The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2025 Capped Call Transactions”) discussed below.

The 2025 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 0.25% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2025 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 46.1233 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $21.68 (the “2025 Conversion Price”) per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture.

We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after May 6, 2023 if the last reported sale price of our Class A common stock has been at least 130% of the 2025 Conversion Price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest.

Holders of the 2025 Notes may convert all or a portion of their 2025 Notes at their option prior to February 1, 2025, in multiples of $1,000 principal amounts, only under the following circumstances:

•

if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2025 Notes on each such trading day;

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2025 Notes on such trading day;

•	on a notice of redemption, in which case we may be required to increase the conversion rate for the 2025 Notes so surrendered for conversion in connection with such redemption notice; or

•	on the occurrence of specified corporate events.

On or after February 1, 2025, the 2025 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2025 Notes who convert in connection with a make-whole fundamental change, as defined in the Indenture, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2025 Notes may require us to repurchase all or a portion of the 2025 Notes at a price equal to 100% of the principal amount of 2025 Notes, plus any accrued and unpaid interest, including any additional interest.

In accounting for the issuance of the 2025 Notes, we separated the 2025 Notes into liability and equity components. The carrying amount of the equity component was $289.9 million and was recorded as a debt discount, which is amortized to interest expense at an effective interest rate of 7.39%. We allocated $3.3 million of debt issuance costs to the equity component and the remaining debt issuance costs of $8.1 million were allocated to the liability component, which are amortized to interest expense under the effective interest rate method. The equity component of the 2025 Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

2026 Notes

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below.

The 2026 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on February 1, 2020 at a rate of 0.75% per year. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $22.81 (the “2026 Conversion Price”) per share of our Class A common stock. Refer to the Company’s consolidated financial statements and Note 7 in the Annual Report for additional details.

The Convertible Notes consisted of the following:

	As of June 30, 2020		As of December 31, 2019
	2025 Notes	2026 Notes	2026 Notes
	(in thousands)
Liability:
Principal	$1,000,000	$1,265,000	$1,265,000
Unamortized debt discount and issuance costs	(289,341)	(349,917)	(373,224)
Net carrying amount	$710,659	$915,083	$891,776
Carrying amount of the equity component	$286,589	$377,432	$377,432

As of June 30, 2020, the debt discount and debt issuance costs on the 2025 Notes and 2026 Notes will be amortized over the remaining period of approximately 4.8 years and 6.1 years, respectively.

Interest expense related to the amortization of debt discount and issuance costs was $20.4 million and $32.0 million for the three and six months ended June 30, 2020, respectively, while contractual interest expense was $2.8 million and $5.2 million for the three and six months ended June 30, 2020, respectively. We did not enter into the Convertible Notes until the third quarter of 2019 and therefore recorded no related interest prior to such quarter.

As of June 30, 2020, the if-converted value of the 2025 Notes and 2026 Notes exceeded the principal amount by $83.4 million and $37.9 million, respectively. As of June 30, 2020, no Convertible Notes were eligible for conversion.

Capped Call Transactions

In connection with the pricing of the 2025 Notes and 2026 Notes, we entered into 2025 Capped Call Transactions and 2026 Capped Call Transactions (together, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $100.0 million and $102.1 million, respectively. The cap price of the 2025 Capped Call Transactions is initially $32.12 per share of our Class A common stock and the cap price of the 2026 Capped Call Transaction was $32.58 per share of our Class A common stock. Both are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements related to the hosting of our data processing, storage, and other computing services.

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

The future minimum contractual commitment including commitments less than one year, as of June 30, 2020, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2020	$328,016
2021	699,684
2022	391,587
2023	85
2024	695
Thereafter	216
Total minimum commitments	$1,420,283

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

In 2017, Vaporstream, Inc. filed a lawsuit against us alleging that we infringe a number of its patents. In March 2020, we reached a preliminary agreement to settle the matter and in the first quarter of 2020 we recorded legal expense of $10.0 million related to the expected settlement since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. In April 2020, the case was dismissed pursuant to a settlement agreement.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2020. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2020.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$15,334	$13,206	$29,739	$26,887
Sublease income	(793)	(1,268)	(1,535)	(2,193)
Total net lease costs	$14,541	$11,938	$28,204	$24,694

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Six Months Ended June 30,
	2020	2019
Weighted-average remaining lease term	7.7	7.1
Weighted-average discount rate	5.6%	6.2%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of June 30, 2020 were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$26,670
2021	65,428
2022	56,572
2023	52,415
2024	52,061
Thereafter	143,745
Total lease payments	$396,891
Less: Imputed interest	(76,063)
Present value of lease liabilities	$320,828

As of June 30, 2020, we have additional operating leases for facilities that have not yet commenced with lease obligations of $18.6 million. These operating leases will commence between 2020 and 2021 with lease terms of greater than one years to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $17.2 million and $16.7 million for the three months ended June 30, 2020 and 2019, respectively, and $38.3 million and $33.2 million for the six months ended June 30, 2020 and 2019, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were not material for the six months ended June 30, 2020 and 2019, respectively.

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

The following tables set forth our financial assets as of June 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis during the period:

	June 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,189,011	$—	$—	$1,189,011
Level 1 securities:
U.S. government securities	1,263,863	1,735	(46)	1,265,552
U.S. government agency securities	339,231	111	(63)	339,279
Level 2 securities:
Corporate debt securities	22,407	14	—	22,421
Commercial paper	8,389	—	—	8,389
Certificates of deposit	4,917	—	—	4,917
Total	$2,827,818	$1,860	$(109)	$2,829,569

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$416,099	$—	$—	$416,099
Level 1 securities:
U.S. government securities	1,305,145	604	(49)	1,305,700
U.S. government agency securities	269,278	48	(32)	269,294
Level 2 securities:
Corporate debt securities	28,420	13	(4)	28,429
Commercial paper	84,498	—	—	84,498
Certificates of deposit	8,785	—	—	8,785
Total	$2,112,225	$665	$(85)	$2,112,805

Gross unrealized losses are not material as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. All of our marketable securities have contractual maturities of less than one year.

For certain non-marketable debt investments we have elected the fair value option where changes in fair value are recorded in other income (expense), net. Unrealized gains and losses related to these debt investments were not material for the period ended June 30, 2020. As of June 30, 2020 the fair value of the debt investments was recorded within other assets and was not material.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of June 30, 2020, the fair value of the 2025 Notes and the 2026 Notes was $1.3 billion and $1.6 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax benefit was $1.0 million and $0.4 million for the three and six months ended June 30, 2020, respectively, compared to a tax expense of $1.1 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

In June 2019, the United States Court of Appeals for the Ninth Circuit overturned the 2015 U.S. Tax Court decision in Altera Corp. v. Commissioner, thereby upholding the portion of the Treasury regulations issued under Section 482 of the U.S. Internal Revenue Code of 1986, as amended (“the Code”) requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. In June 2020, the Supreme Court of the United States denied the taxpayer’s petition to review the Ninth Circuit’s decision. As a result, we recorded a cumulative adjustment to our intercompany cost sharing transactions from prior years, which resulted in an immaterial reduction to our deferred tax assets that were reported in our Annual Report, caused by the differences in tax rates in the impacted jurisdictions. This reduction in our deferred tax assets resulted in an offsetting reduction to our valuation allowance. As a result, there was no material impact on our income tax expense, net unrecognized tax benefits, or consolidated financial statements.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2019	$429	$144	$573
OCI before reclassifications	1,775	(2,349)	(1,182)
Amounts reclassified from AOCI (1)	(608)	—	—
Net current period OCI	1,167	(2,349)	(1,182)
Balance at June 30, 2020	$1,596	$(2,205)	$(609)

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Property and equipment, net:
United States	$152,167	$153,771
Rest of world (1)	22,958	19,896
Total property and equipment, net	$175,125	$173,667

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Second Quarter 2020 Results

Our key user metrics and financial results for the second quarter of 2020 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 238 million in Q2 2020, compared to 203 million in Q2 2019.
•	Average revenue per user, or ARPU, remained flat at $1.91 in Q2 2020, compared to Q2 2019.

Financial Results

•	Cash used in operating activities was $(66.6) million in Q2 2020, compared to $(95.8) million in Q2 2019.
•	Free Cash Flow was $(82.3) million in Q2 2020, compared to $(103.4) million in Q2 2019.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,616 million at June 30, 2020, compared with 1,553 million one year ago.

•	Capital expenditures were $15.8 million in Q2 2020, compared to $7.6 million in Q2 2019.
•	Cash, cash equivalents, and marketable securities were $2.8 billion as of June 30, 2020.
•	Revenue increased 17% to $454.2 million in Q2 2020, compared to $388.0 million in Q2 2019.
•	Total costs and expenses, excluding stock-based compensation and related payroll tax expense, increased 17% to $570.7 million in Q2 2020, compared to $489.4 million in Q2 2019.
•	Net loss increased 28% to $(326.0) million in Q2 2020, compared to $(255.2) million in Q2 2019.
•	Diluted net loss per share increased 20% to $(0.23) in Q2 2020, compared to $(0.19) in Q2 2019.
•	Adjusted EBITDA decreased 21% to $(95.6) million in Q2 2020, compared to $(78.7) million in Q2 2019.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 238 million DAUs on average in the second quarter of 2020, an increase of 35 million, or 17%, from the second quarter of 2019.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $454.2 million for the three months ended June 30, 2020, compared to revenue of $388.0 million for the same period in 2019, an increase of 17% year-over-year. In the six months ended June 30, 2020, we recorded revenue of $916.6 million compared to revenue of $708.4 million for the same period in 2019, an increase of 29% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $1.91 in the second quarter of 2020, flat compared to $1.91 a year ago and down from $2.02 in the prior quarter. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$454,158	$388,021	$916,636	$708,447
Operating loss	(310,608)	(304,818)	(596,972)	(620,879)
Net loss	(325,951)	(255,174)	(631,887)	(565,581)
Adjusted EBITDA(1)	(95,570)	(78,713)	(176,807)	(202,162)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which include Snap Ads and Sponsored Creative Tools, and measurement services, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from sales of our hardware product, Spectacles. This revenue is reported net of allowances for returns.

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

Discussion of Results of Operations

Impact of COVID-19 Pandemic

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance continues to remain uncertain. The COVID-19 pandemic has impacted our revenue growth, and will likely continue to adversely impact many aspects of our business and our partners, including advertising demand. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic and related events on our business.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$454,158	$388,021	$916,636	$708,447
Costs and expenses(1) (2):
Cost of revenue	250,454	215,492	503,864	419,259
Research and development	260,863	236,199	499,476	452,384
Sales and marketing	132,118	111,504	254,323	209,386
General and administrative	121,331	129,644	255,945	248,297
Total costs and expenses	764,766	692,839	1,513,608	1,329,326
Operating loss	(310,608)	(304,818)	(596,972)	(620,879)
Interest income	4,768	7,446	13,357	15,262
Interest expense	(24,727)	(809)	(39,840)	(1,565)
Other income (expense), net	3,575	44,085	(8,814)	42,958
Loss before income taxes	(326,992)	(254,096)	(632,269)	(564,224)
Income tax benefit (expense)	1,041	(1,078)	382	(1,357)
Net loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Adjusted EBITDA(3)	$(95,570)	$(78,713)	$(176,807)	$(202,162)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,066	$1,786	$3,848	$3,635
Research and development	127,516	132,610	245,833	244,852
Sales and marketing	27,107	26,474	51,913	44,234
General and administrative	29,482	34,704	56,626	65,409
Total	$186,171	$195,574	$358,220	$358,130

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,532	$5,642	$11,057	$11,788
Research and development	8,463	7,188	17,378	15,838
Sales and marketing	3,381	3,045	6,547	7,060
General and administrative	3,549	6,785	7,147	11,293
Total	$20,925	$22,660	$42,129	$45,979

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	55	56	55	59
Research and development	57	61	54	64
Sales and marketing	29	29	28	30
General and administrative	27	33	28	35
Total costs and expenses	168	179	165	188
Operating loss	68	79	65	88
Interest income	1	2	1	2
Interest expense	5	—	4	—
Other income (expense), net	1	11	1	6
Loss before income taxes	72	65	69	80
Income tax benefit (expense)	—	—	—	—
Net loss	72%	66%	69%	80%

Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$454,158	$388,021	$916,636	$708,447
Revenue as a dollar change		$66,137		$208,189
Revenue as a percentage change		17%		29%

Revenue for the three months ended June 30, 2020 increased $66.1 million, or 17%, compared to the same period in 2019. Revenue was $916.6 million for the six months ended June 30, 2020, compared to $708.4 million for the same period in 2019. Revenue increased due to overall growth in advertiser demand, which was tempered by the COVID-19 pandemic. We continue to optimize our self-serve platform, enabling advertisers to utilize our inventory more efficiently and reach more users at a lower price compared to the prior period.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Cost of Revenue	$250,454	$215,492	$503,864	$419,259
Cost of Revenue as a dollar change		$34,962		$84,605
Cost of Revenue as a percentage change		16%		20%

Cost of revenue for the three and six months ended June 30, 2020 increased $35.0 million and $84.6 million, respectively, compared to the same periods in 2019. The increase in cost of revenue primarily consisted of increased infrastructure costs of $16.9 million and $43.7 million for the three and six months ended June 30, 2020, respectively, attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies. Additionally, the increases were driven by increased revenue share costs due to the overall increase in revenue and a higher mix of revenue subject to revenue share.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Research and Development Expenses	$260,863	$236,199	$499,476	$452,384
Research and Development Expenses as a dollar change		$24,664		$47,092
Research and Development Expenses as a percentage change		10%		10%

Research and development expenses for the three months ended June 30, 2020 increased $24.7 million, or 10%, compared to the same period in 2019. The increase primarily consisted of an increase in personnel costs, driven by an increase in research and development headcount and changes to our cash compensation programs that were partially offset by lower stock based compensation expense.

Research and development expenses for the six months ended June 30, 2020 increased $47.1 million, or 10%, compared to the same period in 2019. The increase primarily consisted of an increase in personnel costs, driven by an increase in research and development headcount and changes to our cash compensation programs.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Sales and Marketing Expenses	$132,118	$111,504	$254,323	$209,386
Sales and Marketing Expenses as a dollar change		$20,614		$44,937
Sales and Marketing Expenses as a percentage change		18%		21%

Sales and marketing expenses for the three months ended June 30, 2020 increased $20.6 million compared to the same period in 2019. The increase was primarily driven by increased marketing investments of $13.5 million, and an increase in personnel expenses due to the growth in sales and marketing headcount. The increase was partially offset by the impact of lower travel and event-related spending given COVID-19 related restrictions on these activities.

Sales and marketing expenses for the six months ended June 30, 2020 increased $44.9 million compared to the same period in 2019. The increase was primarily driven by increased marketing investments of $28.9 million, and an increase in personnel expenses due to the growth in sales and marketing headcount and stock-based compensation expense. The increase was partially offset by the impact of lower travel and event-related spending given COVID-19 related restrictions on these activities.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
General and Administrative Expenses	$121,331	$129,644	$255,945	$248,297
General and Administrative Expenses as a dollar change		$(8,313)		$7,648
General and Administrative Expenses as a percentage change		(6)%		3%

General and administrative expenses for the three months ended June 30, 2020 decreased $8.3 million, or 6%, compared to the same period in 2019. The decrease primarily consisted of lower travel and event-related spending given COVID-19 related restrictions on these activities and losses on the disposal of assets in the prior period. The decrease was partially offset by an increase in personnel expenses, driven by changes to our cash compensation programs that were partially offset by lower stock based compensation expense.

General and administrative expenses for the six months ended June 30, 2020 increased $7.6 million, or 3%, compared to the same period in 2019. The increase primarily consisted of an increase in legal settlement expenses related to the preliminary settlement of the Vaporstream matter in the first quarter of 2020, partially offset by a decrease in stock based compensation expense.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Interest Income	$4,768	$7,446	$13,357	$15,262
Interest Income as a dollar change		$(2,678)		$(1,905)
Interest Income as a percentage change		(36)%		(12)%

Interest income for the three and six months ended June 30, 2020 decreased $2.7 million and $1.9 million, respectively, compared to the same periods in 2019. The decrease was primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(24,727)	$(809)	$(39,840)	$(1,565)
Interest Expense as a dollar change		$(23,918)		$(38,275)
Interest Expense as a percentage change		NM		NM

Interest expense for the three and six months ended June 30, 2020 increased $23.9 million and $38.3 million, respectively, compared to the same periods in 2019. The increase in interest expense is related to the Convertible Notes.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Other Income (Expense), Net	$3,575	$44,085	$(8,814)	$42,958
Other Income (Expense), Net as a dollar change		$(40,510)		$(51,772)
Other Income (Expense), Net as a percentage change		(92)%		(121)%

Other income, net for the three months ended June 30, 2020 was $3.6 million compared to $44.1 million in the same period in 2019. Other income, net for the three months ended June 30, 2020 primarily consisted of gains on non-marketable investments. Other income, net in the comparable periods in 2019 was primarily a result of a gain of $39.9 million on the divestiture of Placed, as well as gains on non-marketable investments.

Other expense, net for the six months ended June 30, 2020 was $(8.8) million, compared to other income, net of $43.0 million in the same period in 2019. Other expense, net for the six months ended June 30, 2020 was primarily a result of a $10.5 million impairment of non-marketable investments. Other income, net in the comparable periods in 2019 was primarily a result of a gain of $39.9 million on the divestiture of Placed, as well as gains on non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income Tax Benefit (Expense)	$1,041	$(1,078)	$382	$(1,357)
Income Tax Benefit (Expense) as a dollar change		$2,119		$1,739
Income Tax Benefit (Expense) as a percentage change		(197)%		(128)%
Effective Tax Rate	0.3%	(0.4)%	0.1%	(0.2)%

Income tax benefit for the three and six months ended June 30, 2020 was $1.0 million and $0.4 million, respectively, compared to an income tax expense of $(1.1) million and $(1.4) million, respectively, for the same periods in 2019.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Net Loss as a dollar change		$(70,777)		$(66,306)
Net Loss as a percentage change		28%		12%

Adjusted EBITDA	$(95,570)	$(78,713)	$(176,807)	$(202,162)
Adjusted EBITDA as a dollar change		$(16,857)		$25,355
Adjusted EBITDA as a percentage change		21%		(13)%

Net loss for the three and six months ended June 30, 2020 was $(326.0) million and $(631.9) million, respectively, compared to $(255.2) million and $(565.6) million, respectively, for the same period in 2019. Adjusted EBITDA for the three and six months ended June 30, 2020 was $(95.6) million and $(176.8) million, respectively, compared to $(78.7) million and $(202.2) million, respectively, for the same period in 2019. Adjusted EBITDA for the three months ended June 30, 2020, decreased $16.9 million compared to the same periods in 2019 due to an increase in cost of revenue attributable to DAU growth and an increase in personnel expenses, partially offset by an increase in revenue. Adjusted EBITDA for the six months ended June 30, 2020, increased $25.4 million compared to the same period in 2019 driven by increased revenues, partially offset by increased cost of revenue and other operating expenses. Additionally, the increase in net loss for the three and six months ended June 30, 2020, was primarily due to the $39.9 million gain from the Placed divestiture recognized in the prior periods.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(66,554)	$(95,789)	$(60,271)	$(161,967)
Less:
Purchases of property and equipment	(15,767)	(7,633)	(26,658)	(19,447)
Free Cash Flow	$(82,321)	$(103,422)	$(86,929)	$(181,414)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(325,951)	$(255,174)	$(631,887)	$(565,581)
Add (deduct):
Interest income	(4,768)	(7,446)	(13,357)	(15,262)
Interest expense	24,727	809	39,840	1,565
Other (income) expense, net	(3,575)	(44,085)	8,814	(42,958)
Income tax (benefit) expense	(1,041)	1,078	(382)	1,357
Depreciation and amortization	20,925	22,660	42,129	45,979
Stock-based compensation expense	186,171	195,574	358,220	358,130
Payroll tax expense related to stock-based compensation	7,942	7,871	19,816	14,608
Adjusted EBITDA	$(95,570)	$(78,713)	$(176,807)	$(202,162)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.8 billion as of June 30, 2020, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to pay the costs of the 2025 Capped Call Transactions. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2025 Notes were not convertible as of June 30, 2020.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the 2026 Capped Call Transactions. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of June 30, 2020.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the 2025 Capped Call Transactions and issuance of the 2025 Notes. As of June 30, 2020, no amounts were outstanding under the Credit Facility. As of June 30, 2020, we had $25.2 million in the form of outstanding standby letters of credit.

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

As of June 30, 2020, approximately 4% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(66,554)	$(95,789)	$(60,271)	$(161,967)
Net cash provided by (used in) investing activities	(492,124)	184,715	(120,547)	103,787
Net cash provided by financing activities	909,059	1,342	912,189	6,938
Change in cash, cash equivalents, and restricted cash	$350,381	$90,268	$731,371	$(51,242)
Free Cash Flow (1)	$(82,321)	$(103,422)	$(86,929)	$(181,414)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Six Months Ended June 30, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $29.2 million in the three months ended June 30, 2020, compared to the same period in 2019. Net cash used in operating activities was $(66.6) million for three months ended June 30, 2020, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $186.2 million and depreciation and amortization expense of $20.9 million. Net cash used in operating activities for the three months ended June 30, 2020 was partially offset by an increase in the accounts receivable balance of $15.7 million due to an increase in revenue and a $14.9 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net cash used in operating activities decreased $101.7 million in the six months ended June 30, 2020, compared to the same period in 2019. Net cash used in operating activities was $(60.3) million for the six months ended June 30, 2020, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $358.2 million and depreciation and amortization expense of $42.1 million. Net cash used operating activities for the six months ended June 30, 2020 was also partially offset by an increase in the accounts receivable balance of $108.5 million due to an increase in revenue and a $32.8 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $(492.1) million for the three months ended June 30, 2020, compared to net cash provided by investing activities of $184.7 million for the same period in 2019. Our investing activities in the three months ended June 30, 2020 consisted of cash used in the purchase of marketable securities of $875.9 million and non-marketable investments of $56.3 million, partially offset by the maturities of marketable securities of $476.6 million. Net cash provided by investing activities in the prior period consisted of $73.8 million of net proceeds from the divestiture of Placed and sales and maturities of marketable securities of $401.5 million, partially offset by the purchase of marketable securities of $283.5 million.

Net cash used in investing activities was $(120.5) million for the six months ended June 30, 2020, compared to net cash provided by investing activities of $103.8 million for the same period in 2019. Our investing activities in the six months ended June 30, 2020 consisted of cash used in the purchase of marketable securities of $1.4 billion and non-marketable investments of $91.8 million, partially offset by the sales and maturities of marketable securities of $1.4 billion. Net cash provided by investing activities in the prior period consisted of $73.8 million of net proceeds from the divestiture of Placed and sales and maturities of marketable securities of $860.1 million, partially offset by the purchase of marketable securities of $809.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $909.1 million and $912.2 million for the three months and six months ended June 30, 2020, respectively, compared to net cash provided by financing activities of $1.3 million and $6.9 million for the same periods in 2019. Our financing activities for the three and six months ended June 30, 2020 consisted primarily of net proceeds of $988.6 million from the issuance of the Convertible Notes, offset by the purchase of the Capped Calls of $100.0 million. Net cash provided by financing activities in all periods presented includes proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $(82.3) million and $(103.4) million in the three months ended June 30, 2020 and 2019, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $15.8 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively.

Free Cash Flow was $(86.9) million and $(181.4) million in the six months ended June 30, 2020 and 2019, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $(26.7) million and $(19.4) million for the three months ended June 30, 2020 and 2019, respectively.

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Total	Less than 1 Year (Remainder of 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,362,623	$302,746	$1,059,877	$—	$—
Lease commitments	415,478	27,268	127,522	112,730	147,958
Other commitments	57,660	25,270	31,394	780	216
Total contractual commitments	$1,835,761	$355,284	$1,218,793	$113,510	$148,174

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1.3 billion and $520.3 million at June 30, 2020 and December 31, 2019, respectively. We had marketable securities totaling $1.6 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In August 2019, we issued 2026 Notes with an aggregate principal amount of $1.265 billion. We carry the 2026 Notes at face value less the unamortized debt discount and issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued 2025 Notes with an aggregate principal amount of $1.0 billion. We carry the 2025 Notes at face value less the unamortized debt discount and issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 238 million DAUs on average in the quarter ended June 30, 2020. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, if and when we achieve maximum market penetration rates among younger users in developed markets who use smartphones with iOS operating systems, future growth in DAUs will need to come from older users, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, such as during the recent COVID-19 pandemic, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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
•

we do not provide a compelling user experience to entice users to use the Snapchat application on a daily basis, or our users don’t have the ability to make new friends to maximize the user experience;

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

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended June 30, 2020. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global economy, advertising ecosystem, industry, or our customers and their budgets with us, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies are considering similar legislation on how to handle personal data. Furthermore, changes to iOS or Android operating systems’ practices and policies, such as Apple’s upcoming iOS update that may impose heightened restrictions on our access and use of user data, may reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners, and adversely affect our ability to effectively target advertisements to users and demonstrate the value of our advertisements to advertisers, any of which could reduce the demand and pricing for our advertising products and seriously harm our business. The impact of these proposed changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers within our community is uncertain depending on how these changes are implemented, how we and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, could seriously harm our business. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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
•

changes in our analytics and measurement solutions, including what we are permitted to collect and disclose under the terms of Apple’s and Google’s mobile operating system, that demonstrate the value of our advertisements and other commercial content;

•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
•

product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;

•	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, or litigation;
•	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
•	advertiser or user perception that content published by us, our users, or our partners is objectionable;

•	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•	changes in the way advertising is priced or its effectiveness is measured;
•	our inability to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•	our inability to collect and disclose data or access a user’s Identifier for Advertising or similar deterministic identifier that new and existing advertisers may find useful;
•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
•	the macroeconomic climate and the status of the advertising industry in general.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of June 30, 2020. Mr. Spiegel alone can exercise voting control over a majority of our voting power. In 2016, Mr. Spiegel was granted RSUs for 37,447,817 shares of Class C common stock that vested on the closing of our initial public offering, or IPO, with such shares delivered to Mr. Spiegel in quarterly installments over three years beginning in November 2017. Shares of Class C common stock are entitled to 10 votes per share, so as additional quarterly installments of these Class C shares are delivered to Mr. Spiegel his voting power will increase, as will the collective voting power held by our co-founders. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects, including resulting from the spread of COVID-19, they have and may halt, whether temporary or permanently, or continue to decrease their advertising spending and may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. We may also experience difficulty forecasting advertising revenue from our partners on our platform. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, the Olympics, and in-person learning that have been or may be postponed or cancelled. A decline in advertising revenue or the collectability of our receivables could seriously harm our business.

The COVID-19 pandemic has been declared a global emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We implemented and continue a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The effects of the COVID-19 pandemic on user engagement are highly uncertain, and may lead to unpredictable results in the short-term and long-term. As shelter-in-place orders continue or are reactivated, and there are fewer in-person activities, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of continued shelter-in-place orders. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

Certain acquisitions by our competitors may result in reduced functionality of our products and services, provide our competitors with valuable insight into the performance of our and our partners’ businesses, and provide our competitors with a pipeline of future acquisitions to maintain a dominant position. As a result, our competitors may acquire and engage users at the expense of our user growth or engagement, which may seriously harm our business.

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

We began commercial operations in 2011 and for all of our history we have experienced net losses and, prior to the quarter ended June 30, 2020, negative cash flows from operations. As of June 30, 2020, we had an accumulated deficit of $7.6 billion and for the three months ended June 30, 2020, we experienced a net loss of $326.0 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate employees. Additionally, many of our current employees received substantial amounts of our capital stock, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. Additionally, if we issue significant equity to attract and retain employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

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

In 2020, we began work on the implementation of a new enterprise financial planning and reporting system. As we plan for and implement such new financial planning system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results. Our failure to complete such system implementation on a timely basis, or its failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.

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

These issues may eventually lead to layoffs of employees in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business.

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

In addition, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the Indentures governing the Convertible Notes occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2017, Vaporstream, Inc. filed a complaint against us in the U.S. District Court for the Central District of California. The complaint, which sought injunctive relief among other remedies, alleged that certain Snapchat features infringe several Vaporstream patents. In April 2020, the case was dismissed pursuant to a settlement agreement. In addition, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was recently dismissed after four of the patents were ruled to be invalid; however, Blackberry Limited has appealed the ruling to the U.S. Court of Appeals for the Federal Circuit. Likewise, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation, and members of Congress and the Department of Justice proposed further amendments in 2019 and 2020. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2020, we had recorded a total of $862.5 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2020, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. If Mr. Spiegel and Mr. Murphy vote together, or if Mr. Spiegel acts alone, they will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through June 30, 2020. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017 but as of December 31, 2019, the trading price of our Class A common stock had increased 196% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Convertible Notes when due. Our ability to repay our debt depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments. We are not restricted under the terms of the Indentures governing the Convertible Notes from incurring additional debt, securing existing or future debt, repurchasing our stock, making investments, paying dividends, recapitalizing our debt, or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

Our ability to pay our debt when due or to refinance our indebtedness, including the Convertible Notes, depends on our financial condition at such time, the condition of capital markets, and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditions for optional conversion of the 2025 Notes or 2026 Notes by holders are met before the close of business on the business day immediately preceding February 1, 2025 or May 1, 2026, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

Delaware law and provisions in our certificate of incorporation and bylaws, as well as our Indentures, could make a merger, tender offer, or proxy contest difficult or more expensive, thereby depressing the trading price of our Class A common stock.

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

Furthermore, certain provisions in the Indentures governing our Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the Indentures require us, at the holders’ election, to repurchase the Convertible Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes or increase the conversion rate, which could make it more costly for a third party to acquire us. The Indentures also prohibit us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indentures. These and other provisions in the Indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Notes or our stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2020, we had outstanding a total of 1.2 billion shares of Class A common stock, 24.2 million shares of Class B common stock, and 234.4 million shares of Class C common stock. In addition, as of June 30, 2020, 148.2 million shares of Class A common stock, 1.2 million shares of Class B common stock, and 3.1 million shares of Class C common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 402.7 million shares (including options exercisable and RSAs subject to forfeiture as of June 30, 2020) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, we issued an aggregate of $1.265 billion principal amount of our 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are convertible into shares of our Class A common stock on the terms set forth in the Indenture. Information relating to the issuance of the 2026 Notes was provided in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2019 and is incorporated by reference.

In April 2020, we issued an aggregate of $1.0 billion principal amount of our 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes are convertible into shares of our Class A common stock on the terms set forth in the Indenture. Information relating to the issuance of the 2025 Notes was provided in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020 and is incorporated by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm

On July 17, 2020, we held our 2020 annual meeting of stockholders. That same day, the holders of an aggregate of 234,447,974 shares of our Class C common stock, representing an aggregate of 99% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Kelly Coffey, Joanna Coles, A.G. Lafley, Stanley Meresman, Scott D. Miller, Poppy Thorpe, and Christopher Young. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.

Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2020.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38017	4.1	April 28, 2020

4.2	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.2	April 28, 2020

10.1	Third Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated April 23, 2020.	8-K	001-38017	10.1	April 28, 2020

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Capped Call Confirmation.	8-K	001-38017	99.1	April 28, 2020

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: July 21, 2020	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: July 21, 2020	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)