Form 10-Q
period 2020-09-30
Snap Inc
filed 2020-10-21
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,234,707,741 shares outstanding as of October 16, 2020
Class B common stock, $0.00001 par value	23,645,960 shares outstanding as of October 16, 2020
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 16, 2020

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and publishers;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to effectively manage our growth and future expenses;
•	our ability to comply with modified or new laws, regulations, and executive actions applying to our business;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to repay outstanding debt;
•	future acquisitions of or investments in complementary companies, products, services, or technologies; and
•	the potential adverse impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

Changes in our products, infrastructure, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine active users or other metrics and we may not determine such inaccuracies promptly. We also believe that we don’t capture all data regarding each of our active users. Technical issues may result in data not being recorded from every user’s application. For example, because some Snapchat features can be used without internet connectivity, we may not count a DAU because we don’t receive timely notice that a user has opened the Snapchat application. This undercounting may increase as we grow in Rest of World markets where users may have poor connectivity. We do not adjust our reported metrics to reflect this underreporting. We believe that we have adequate controls to collect user metrics, however, there is no uniform industry standard. We continually seek to identify these technical issues and improve both our accuracy and precision, including ensuring that our investors and others can understand the factors impacting our business, but these and new issues may continue in the future, including if there continues to be no uniform industry standard.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flows from operating activities
Net loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,804	20,646	63,933	66,625
Stock-based compensation	192,080	161,228	550,300	519,358
Deferred income taxes	(1,186)	170	(3,698)	195
Gain on divestiture	—	—	—	(39,883)
Amortization of debt discount and issuance costs	24,503	6,412	56,478	6,412
Other	7,252	(1,245)	15,369	(4,561)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(151,856)	(62,855)	(43,310)	(30,736)
Prepaid expenses and other current assets	(10,608)	(490)	(19,352)	(4,980)
Operating lease right-of-use assets	10,054	35,633	28,307	57,254
Other assets	3,390	2,139	2,343	4,540
Accounts payable	3,435	4,220	11,448	28,319
Accrued expenses and other current liabilities	61,595	23,243	94,368	16,655
Operating lease liabilities	(15,760)	(36,008)	(40,739)	(63,259)
Other liabilities	322	(1,867)	1,194	(1,099)
Net cash used in operating activities	(54,828)	(76,149)	(115,099)	(238,116)
Cash flows from investing activities
Purchases of property and equipment	(14,727)	(7,938)	(41,385)	(27,385)
Proceeds from divestiture, net	—	—	—	73,796
Non-marketable investments	(3,500)	(1,050)	(95,341)	(3,750)
Cash paid for acquisitions, net of cash acquired	(33,508)	—	(53,712)	—
Purchases of marketable securities	(1,148,344)	(1,115,358)	(2,576,892)	(1,924,398)
Sales of marketable securities	155,899	24,948	373,857	102,437
Maturities of marketable securities	668,930	411,079	1,898,176	1,193,739
Other	—	—	(500)	1,029
Net cash used in investing activities	(375,250)	(688,319)	(495,797)	(584,532)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,251,848	988,582	1,251,848
Purchase of capped calls	—	(102,086)	(100,000)	(102,086)
Proceeds from the exercise of stock options	2,434	7,788	26,041	14,726
Net cash provided by financing activities	2,434	1,157,550	914,623	1,164,488
Change in cash, cash equivalents, and restricted cash	(427,644)	393,082	303,727	341,840
Cash, cash equivalents, and restricted cash, beginning of period	1,252,631	337,732	521,260	388,974
Cash, cash equivalents, and restricted cash, end of period	$824,987	$730,814	$824,987	$730,814
Supplemental disclosures
Cash paid for income taxes, net	$1,309	$643	$2,679	$564
Cash paid for interest	5,113	380	10,378	1,176

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$678,668	$446,199	$1,595,304	$1,154,646
Costs and expenses:
Cost of revenue	293,095	223,140	796,959	642,399
Research and development	283,639	211,599	783,115	663,983
Sales and marketing	143,511	123,240	397,834	332,626
General and administrative	126,287	117,073	382,232	365,370
Total costs and expenses	846,532	675,052	2,360,140	2,004,378
Operating loss	(167,864)	(228,853)	(764,836)	(849,732)
Interest income	2,801	10,317	16,158	25,579
Interest expense	(28,212)	(8,654)	(68,052)	(10,219)
Other income (expense), net	(5,669)	(1,481)	(14,483)	41,477
Loss before income taxes	(198,944)	(228,671)	(831,213)	(792,895)
Income tax benefit (expense)	(909)	1,296	(527)	(61)
Net loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.14)	$(0.16)	$(0.58)	$(0.58)
Diluted	$(0.14)	$(0.16)	$(0.58)	$(0.58)
Weighted average shares used in computation of net loss per share:
Basic	1,466,420	1,393,358	1,446,040	1,364,327
Diluted	1,466,420	1,393,358	1,446,040	1,364,327

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(1,210)	(12)	(43)	609
Foreign currency translation	10,318	(9,263)	7,969	(10,929)
Total other comprehensive income (loss), net of tax	9,108	(9,275)	7,926	(10,320)
Total comprehensive income (loss)	$(190,745)	$(236,650)	$(823,814)	$(803,276)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$824,070	$520,317
Marketable securities	1,900,935	1,592,488
Accounts receivable, net of allowance	529,872	492,194
Prepaid expenses and other current assets	60,837	38,987
Total current assets	3,315,714	2,643,986
Property and equipment, net	175,199	173,667
Operating lease right-of-use assets	269,141	275,447
Intangible assets, net	91,796	92,121
Goodwill	816,113	761,153
Other assets	149,811	65,550
Total assets	$4,817,774	$4,011,924
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$61,978	$46,886
Operating lease liabilities	40,994	42,179
Accrued expenses and other current liabilities	507,134	410,610
Total current liabilities	610,106	499,675
Convertible senior notes, net	1,650,246	891,776
Operating lease liabilities, noncurrent	287,105	303,178
Other liabilities	71,546	57,382
Total liabilities	2,619,003	1,752,011
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,160,127 shares issued and outstanding at December 31, 2019, and 3,000,000 shares authorized, 1,229,446 shares issued and outstanding at September 30, 2020.	12	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 24,522 shares issued and outstanding at December 31, 2019, and 700,000 shares authorized, 23,643 shares issued and outstanding at September 30, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,147 shares issued and outstanding at December 31, 2019, and 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2020.	2	2
Additional paid-in capital	9,968,707	9,205,256
Accumulated other comprehensive income (loss)	8,499	573
Accumulated deficit	(7,778,449)	(6,945,930)
Total stockholders’ equity	2,198,771	2,259,913
Total liabilities and stockholders’ equity	$4,817,774	$4,011,924

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,204,957	12	1,096,653	11	1,160,127	$12	999,304	$10
Shares issued in connection with exercise of stock options under stock-based compensation plans	292	—	1,300	—	3,036	—	3,024	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	19,060	—	19,055	(1)	60,446	—	67,336	—
Conversion of Class B voting common stock to Class A non-voting common stock	5,137	—	15,907	1	5,837	—	63,251	1
Balance, end of period	1,229,446	$12	1,132,915	$11	1,229,446	12	1,132,915	11
Class B voting common stock
Balance, beginning of period	24,215	—	47,582	—	24,522	—	93,846	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	128	—	373	—	521	—	1,162	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	—	—	9	—	—	—	300	—
Conversion of Class C voting common stock to Class B voting common stock	4,437	—	—	—	4,437	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	(5,137)	—	(15,907)	—	(5,837)	—	(63,251)	(1)
Balance, end of period	23,643	—	32,057	—	23,643	—	32,057	—
Class C voting common stock
Balance, beginning of period	234,448	2	227,914	2	231,147	2	224,611	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	1,616	—	1,650	—	4,917	—	4,953	—
Conversion of Class C voting common stock to Class B voting common stock	(4,437)	—	—	—	(4,437)	—	—	—
Balance, end of period	231,627	2	229,564	2	231,627	2	229,564	2
Additional paid-in capital
Balance, beginning of period	—	9,773,857	—	8,592,434	—	9,205,256	—	8,220,417
Stock-based compensation expense	—	192,416	—	161,228	—	550,820	—	519,358
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	2,434	—	7,793	—	26,042	—	14,767
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	—	—	—	—	6,913
Equity component of convertible senior notes, net	—	—	—	377,432	—	286,589	—	377,432
Purchase of capped calls	—	—	—	(102,086)	—	(100,000)	—	(102,086)
Balance, end of period	—	9,968,707	—	9,036,801	—	9,968,707	—	9,036,801
Accumulated deficit
Balance, beginning of period	—	(7,578,597)	—	(6,477,851)	—	(6,945,930)	—	(5,912,578)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	(779)	—	308
Net loss	—	(199,852)	—	(227,375)	—	(831,740)	—	(792,956)
Balance, end of period	—	(7,778,449)	—	(6,705,226)	—	(7,778,449)	—	(6,705,226)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(609)	—	2,102	—	573	—	3,147
Other comprehensive income (loss), net of tax	—	9,108	—	(9,275)	—	7,926	—	(10,320)
Balance, end of period	—	8,499	—	(7,173)	—	8,499	—	(7,173)
Total stockholders’ equity	1,484,716	$2,198,771	1,394,536	$2,324,415	1,484,716	$2,198,771	1,394,536	$2,324,415

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. We have not yet adopted this standard and are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
North America (1) (2)	$468,450	$280,072	$1,013,327	$713,822
Europe (3)	107,116	78,967	269,681	202,997
Rest of world	103,102	87,160	312,296	237,827
Total revenue	$678,668	$446,199	$1,595,304	$1,154,646

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $455.9 million and $269.2 million for the three months ended September 30, 2020 and 2019, respectively, and $985.0 million and $685.3 million for the nine months ended September 30, 2020 and 2019, respectively.

(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period. Vested restricted stock units (“RSUs”) that have not been settled, including the vested CEO RSU award that was received upon our initial public offering (“IPO”) (“CEO Award”), and restricted stock awards (“RSAs”) for which the risk of forfeiture has lapsed have been included in the appropriate common share class used to calculate basic net loss per share.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the senior convertible notes due in 2025 and 2026 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, and convertible notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(164,499)	$(3,234)	$(32,120)	$(181,409)	$(6,308)	$(39,658)	$(680,951)	$(13,867)	$(136,922)	$(622,641)	$(28,223)	$(142,092)
Net loss attributable to common stockholders	$(164,499)	$(3,234)	$(32,120)	$(181,409)	$(6,308)	$(39,658)	$(680,951)	$(13,867)	$(136,922)	$(622,641)	$(28,223)	$(142,092)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,207,015	23,732	235,674	1,111,678	38,658	243,022	1,183,882	24,109	238,049	1,071,290	48,559	244,478
Diluted shares:
Weighted-average common shares - Diluted	1,207,015	23,732	235,674	1,111,678	38,658	243,022	1,183,882	24,109	238,049	1,071,290	48,559	244,478
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.14)	$(0.14)	$(0.16)	$(0.16)	$(0.16)	$(0.58)	$(0.58)	$(0.58)	$(0.58)	$(0.58)	$(0.58)
Diluted	$(0.14)	$(0.14)	$(0.14)	$(0.16)	$(0.16)	$(0.16)	$(0.58)	$(0.58)	$(0.58)	$(0.58)	$(0.58)	$(0.58)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2020	2019
	(in thousands)
Stock options	6,649	10,892
Unvested RSUs and RSAs	142,466	159,990
Convertible Notes (if-converted)	101,591	55,468

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the nine months ended September 30, 2020:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2019	148,797	$12.39
Granted	54,106	$16.52
Vested	(54,012)	$13.48
Forfeited	(6,425)	$13.02
Unvested at September 30, 2020	142,466	$13.52

RSUs granted to employees before January 1, 2017 (“Pre-2017 Awards”) included both service-based and performance conditions to vest in the underlying common stock. The performance condition related to Pre-2017 Awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. Total unrecognized compensation cost related to Pre-2017 Awards was $1.5 million as of September 30, 2020 and is expected to be recognized over a weighted-average period of 0.1 years.

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $1.8 billion as of September 30, 2020 and is expected to be recognized over a weighted-average period of 2.7 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 Awards with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over four years.

Additionally, we had 0.6 million and 9.4 million RSUs that were vested but have not yet settled as of September 30, 2020 and December 31, 2019, respectively. The balance as of December 31, 2019 was primarily related to the CEO Award. RSUs related to the CEO Award were fully settled as of September 30, 2020.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2020:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2019	8,712	1,550	$9.00	5.59	$75,460
Granted	87	—	$24.07	—	$—
Exercised	(3,036)	(521)	$7.32	—	$—
Forfeited	(143)	—	$13.19	—	$—
Outstanding at September 30, 2020	5,620	1,029	$10.01	5.06	$107,076

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2019 and September 30, 2020, respectively.

Total unrecognized compensation cost related to unvested stock options was $10.2 million as of September 30, 2020 and is expected to be recognized over a weighted-average period of 1.5 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$2,623	$1,332	$6,471	$4,967
Research and development	132,003	108,176	377,836	353,028
Sales and marketing	27,393	23,333	79,306	67,567
General and administrative	30,061	28,387	86,687	93,796
Total	$192,080	$161,228	$550,300	$519,358

5. Business Acquisitions and Divestitures

2020 Acquisitions

In the third quarter of 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The combined purchase consideration was $44.8 million of which $33.4 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, only $18.2 million is deductible for tax purposes.

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2019	$761,153
Goodwill acquired	48,727
Foreign currency translation	6,233
Balance as of September 30, 2020	$816,113

Intangible assets consisted of the following:

	September 30, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.9	$414	$261	$153
Acquired developed technology	3.1	181,507	101,148	80,359
Patents	5.2	19,860	8,576	11,284
		$201,781	$109,985	$91,796

	December 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.6	$5,414	$5,200	$214
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.6	175,414	95,921	79,493
Customer relationships	—	2,172	2,172	—
Patents	5.9	19,710	7,296	12,414
		$205,782	$113,661	$92,121

Amortization of intangible assets was $8.4 million and $6.9 million for the three months ended September 30, 2020 and 2019, respectively, and $23.8 million and $26.3 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2020	$8,985
2021	31,254
2022	22,432
2023	18,383
2024	8,815
Thereafter	1,927
Total	$91,796

7. Convertible Notes

2025 Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes consisted of an $850.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2025 Notes with the option to purchase an additional $150.0 million aggregate principal amount of the 2025 Notes, which was fully exercised. The 2025 Notes were issued pursuant to an Indenture dated April 28, 2020 (the “Indenture”). The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2025 Capped Call Transactions”) discussed below.

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

2026 Notes

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2026 Capped Call Transactions”) discussed below.

The 2026 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on February 1, 2020 at a rate of 0.75% per year. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $22.81 (the “2026 Conversion Price”) per share of our Class A common stock. Refer to our consolidated financial statements and Note 7 in the Annual Report for additional details.

The Convertible Notes consisted of the following:

	As of September 30, 2020		As of December 31, 2019
	2025 Notes	2026 Notes	2026 Notes
	(in thousands)
Liability:
Principal	$1,000,000	$1,265,000	$1,265,000
Unamortized debt discount and issuance costs	(276,765)	(337,989)	(373,224)
Net carrying amount	$723,235	$927,011	$891,776
Carrying amount of the equity component	$286,589	$377,432	$377,432

As of September 30, 2020, the debt discount and debt issuance costs on the 2025 Notes and 2026 Notes will be amortized over the remaining period of approximately 4.6 years and 5.8 years, respectively.

Interest expense related to the amortization of debt discount and issuance costs was $24.5 million and $56.5 million for the three and nine months ended September 30, 2020, respectively, while contractual interest expense was $3.0 million and $8.2 million for the three and nine months ended September 30, 2020, respectively. We did not enter into the Convertible Notes until the third quarter of 2019 and therefore recorded no related interest prior to such quarter.

As of September 30, 2020, the if-converted value of the 2025 Notes and 2026 Notes exceeded the principal amount by $204.3 million and $183.3 million, respectively. As of September 30, 2020, no Convertible Notes were eligible for conversion.

Capped Call Transactions

In connection with the pricing of the 2025 Notes and 2026 Notes, we entered into the 2025 Capped Call Transactions and the 2026 Capped Call Transactions (together, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $100.0 million and $102.1 million, respectively. The cap price of the 2025 Capped Call Transactions is initially $32.12 per share of our Class A common stock and the cap price of the 2026 Capped Call Transaction is $32.58 per share of our Class A common stock. Both are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

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

The future minimum contractual commitment including commitments less than one year, as of September 30, 2020, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2020	$176,746
2021	690,637
2022	385,053
2023	84
2024	696
Thereafter	216
Total minimum commitments	$1,253,432

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

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. The settlement agreement was preliminarily approved by the federal court in April 2020, and a hearing for preliminary approval of the agreement by the state court has been scheduled for October 2020. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations.

On April 3, 2018, BlackBerry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was dismissed in November 2019 after four of the patents were ruled to be invalid; however, Blackberry Limited has appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and a hearing is expected to be held before March 31, 2021. Management believes we have meritorious defenses to these claims.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2020. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2020.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$15,335	$14,442	$45,074	$46,313
Sublease income	(755)	(1,287)	(2,290)	(3,480)
Total net lease costs	$14,580	$13,155	$42,784	$42,833

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Nine Months Ended September 30,
	2020	2019
Weighted-average remaining lease term	7.5	6.8
Weighted-average discount rate	5.6%	6.1%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of September 30, 2020 were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$7,373
2021	68,313
2022	62,103
2023	58,098
2024	57,925
Thereafter	149,871
Total lease payments	$403,683
Less: Imputed interest	(75,584)
Present value of lease liabilities	$328,099

As of September 30, 2020, we have additional operating leases for facilities that have not yet commenced with lease obligations of $18.7 million. These operating leases will commence between 2020 and 2021 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $18.3 million and $16.2 million for the three months ended September 30, 2020 and 2019, respectively, and $56.6 million and $49.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $24.0 million and $13.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following tables set forth our financial assets as of September 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis during the period:

	September 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$678,844	$—	$(50)	$678,794
Level 1 securities:
U.S. government securities	1,286,613	585	(1)	1,287,197
U.S. government agency securities	272,907	38	(6)	272,939
Level 2 securities:
Corporate debt securities	88,379	—	(24)	88,355
Commercial paper	358,030	—	—	358,030
Certificates of deposit	39,690	—	—	39,690
Total	$2,724,463	$623	$(81)	$2,725,005

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$416,099	$—	$—	$416,099
Level 1 securities:
U.S. government securities	1,305,145	604	(49)	1,305,700
U.S. government agency securities	269,278	48	(32)	269,294
Level 2 securities:
Corporate debt securities	28,420	13	(4)	28,429
Commercial paper	84,498	—	—	84,498
Certificates of deposit	8,785	—	—	8,785
Total	$2,112,225	$665	$(85)	$2,112,805

Gross unrealized losses were not material as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. All of our marketable securities have contractual maturities of less than one year.

For certain non-marketable debt investments we have elected the fair value option where changes in fair value are recorded in other income (expense), net. Unrealized gains and losses related to these debt investments were not material for the period ended September 30, 2020. As of September 30, 2020 the fair value of the debt investments was recorded within other assets and was not material.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of September 30, 2020, the fair value of the 2025 Notes and the 2026 Notes was $1.4 billion and $1.8 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $0.9 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, compared to a tax benefit of $1.3 million and a tax expense of $0.1 million for the three and nine months ended September 30, 2019, respectively.

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

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2019	$429	$144	$573
OCI before reclassifications	570	7,969	8,539
Amounts reclassified from AOCI (1)	(613)	—	(613)
Net current period OCI	(43)	7,969	7,926
Balance at September 30, 2020	$386	$8,113	$8,499

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Property and equipment, net:
United States	$153,168	$153,771
Rest of world (1)	22,031	19,896
Total property and equipment, net	$175,199	$173,667

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Third Quarter 2020 Results

Our key user metrics and financial results for the third quarter of 2020 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 249 million in Q3 2020, compared to 210 million in Q3 2019.
•	Average revenue per user, or ARPU, increased to $2.73 in Q3 2020, compared to $2.12 in Q3 2019.

Financial Results

•	Cash used in operating activities was $(54.8) million in Q3 2020, compared to $(76.1) million in Q3 2019.
•	Free Cash Flow was $(69.6) million in Q3 2020, compared to $(84.1) million in Q3 2019.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,624 million at September 30, 2020, compared with 1,565 million one year ago.

•	Capital expenditures were $14.7 million in Q3 2020, compared to $7.9 million in Q3 2019.
•	Cash, cash equivalents, and marketable securities were $2.7 billion as of September 30, 2020.
•	Revenue increased 52% to $678.7 million in Q3 2020, compared to $446.2 million in Q3 2019.
•	Total costs and expenses, excluding stock-based compensation and related payroll tax expense, increased 26% to $644.1 million in Q3 2020, compared to $509.2 million in Q3 2019.
•	Net loss decreased 12% to $(199.9) million in Q3 2020, compared to $(227.4) million in Q3 2019.
•	Diluted net loss per share decreased 16% to $(0.14) in Q3 2020, compared to $(0.16) in Q3 2019.
•	Adjusted EBITDA increased 233% to $56.4 million in Q3 2020, compared to $(42.4) million in Q3 2019.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 249 million DAUs on average in the third quarter of 2020, an increase of 39 million, or 18%, from the third quarter of 2019.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $678.7 million for the three months ended September 30, 2020, compared to revenue of $446.2 million for the same period in 2019, an increase of 52% year-over-year. In the nine months ended September 30, 2020, we recorded revenue of $1.6 billion compared to revenue of $1.2 billion for the same period in 2019, an increase of 38% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and Sponsored Creative Tools. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $2.73 in the third quarter of 2020, up from $2.12 in the third quarter of 2019 and $1.91 in the second quarter of 2020. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$678,668	$446,199	$1,595,304	$1,154,646
Operating loss	(167,864)	(228,853)	(764,836)	(849,732)
Net loss	(199,853)	(227,375)	(831,740)	(792,956)
Adjusted EBITDA(1)	56,361	(42,375)	(120,446)	(244,537)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Discussion of Results of Operations

Impact of COVID-19 Pandemic

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance continues to remain uncertain. The COVID-19 pandemic has impacted our year to date revenue growth, and will likely continue to adversely impact many aspects of our business and our partners. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic and related events on our business and partners.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$678,668	$446,199	$1,595,304	$1,154,646
Costs and expenses(1) (2):
Cost of revenue	293,095	223,140	796,959	642,399
Research and development	283,639	211,599	783,115	663,983
Sales and marketing	143,511	123,240	397,834	332,626
General and administrative	126,287	117,073	382,232	365,370
Total costs and expenses	846,532	675,052	2,360,140	2,004,378
Operating loss	(167,864)	(228,853)	(764,836)	(849,732)
Interest income	2,801	10,317	16,158	25,579
Interest expense	(28,212)	(8,654)	(68,052)	(10,219)
Other income (expense), net	(5,669)	(1,481)	(14,483)	41,477
Loss before income taxes	(198,944)	(228,671)	(831,213)	(792,895)
Income tax benefit (expense)	(909)	1,296	(527)	(61)
Net loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Adjusted EBITDA(3)	$56,361	$(42,375)	$(120,446)	$(244,537)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,623	$1,332	$6,471	$4,967
Research and development	132,003	108,176	377,836	353,028
Sales and marketing	27,393	23,333	79,306	67,567
General and administrative	30,061	28,387	86,687	93,796
Total	$192,080	$161,228	$550,300	$519,358

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,615	$4,580	$16,672	$16,368
Research and development	9,526	8,632	26,904	24,470
Sales and marketing	3,233	3,109	9,780	10,169
General and administrative	3,430	4,325	10,577	15,618
Total	$21,804	$20,646	$63,933	$66,625

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	43	50	50	56
Research and development	42	47	49	58
Sales and marketing	21	28	25	29
General and administrative	19	26	24	32
Total costs and expenses	125	151	148	174
Operating loss	25	51	48	74
Interest income	0	2	1	2
Interest expense	4	2	4	1
Other income (expense), net	1	—	1	4
Loss before income taxes	29	51	52	69
Income tax benefit (expense)	—	—	—	—
Net loss	29%	51%	52%	69%

Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$678,668	$446,199	$1,595,304	$1,154,646
Revenue as a dollar change		$232,469		$440,658
Revenue as a percentage change		52%		38%

Revenue for the three months ended September 30, 2020 increased $232.5 million, or 52%, compared to the same period in 2019. Revenue was $1.6 billion for the nine months ended September 30, 2020, compared to $1.2 billion for the same period in 2019, an increase of $440.7 million, or 38%. Revenue increased due to overall growth in advertiser demand.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Cost of Revenue	$293,095	$223,140	$796,959	$642,399
Cost of Revenue as a dollar change		$69,955		$154,560
Cost of Revenue as a percentage change		31%		24%

Cost of revenue for the three and nine months ended September 30, 2020 increased $70.0 million and $154.6 million, respectively, compared to the same periods in 2019. The increase in cost of revenue primarily consisted of increased infrastructure costs of $27.6 million and $71.3 million for the three and nine months ended September 30, 2020, respectively, attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies. Additionally, the increases were driven by increased revenue share costs due to the overall increase in revenue and a higher mix of revenue subject to revenue share.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Research and Development Expenses	$283,639	$211,599	$783,115	$663,983
Research and Development Expenses as a dollar change		$72,040		$119,132
Research and Development Expenses as a percentage change		34%		18%

Research and development expenses for the three and nine months ended September 30, 2020 increased $72.0 million and $119.1 million, respectively, compared to the same periods in 2019. The increase primarily consisted of an increase in personnel costs, driven by growth in research and development headcount that contributed to higher total stock-based compensation expense, and changes to our cash compensation programs.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Sales and Marketing Expenses	$143,511	$123,240	$397,834	$332,626
Sales and Marketing Expenses as a dollar change		$20,271		$65,208
Sales and Marketing Expenses as a percentage change		16%		20%

Sales and marketing expenses for the three and nine months ended September 30, 2020 increased $20.3 million and $65.2 million compared to the same periods in 2019. The increase was primarily driven by an increase in personnel expenses due to the growth in sales and marketing headcount as well as increased marketing initiatives. The increase was partially offset by the impact of lower travel and event-related spending given COVID-19 related restrictions on these activities.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
General and Administrative Expenses	$126,287	$117,073	$382,232	$365,370
General and Administrative Expenses as a dollar change		$9,214		$16,862
General and Administrative Expenses as a percentage change		8%		5%

General and administrative expenses for the three months ended September 30, 2020 increased $9.2 million, or 8%, compared to the same period in 2019. The increase primarily consisted of higher personnel expenses, driven by an increase in headcount. The increase was partially offset by the impact of lower travel and event-related spending given COVID-19 related restrictions on these activities.

General and administrative expenses for the nine months ended September 30, 2020 increased $16.9 million, or 5%, compared to the same period in 2019. The increase consisted of an increase in legal settlement expenses primarily related to the preliminary settlement of the Vaporstream matter in the first quarter of 2020, as well as an increase in personnel expenses driven by an increase in headcount. This increase was partially offset by a lower cost per head driven by a decrease in stock-based compensation expense and the impact of lower travel and event-related spending given COVID-19 related restrictions on these activities.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Interest Income	$2,801	$10,317	$16,158	$25,579
Interest Income as a dollar change		$(7,516)		$(9,421)
Interest Income as a percentage change		(73)%		(37)%

Interest income for the three and nine months ended September 30, 2020 decreased $7.5 million and $9.4 million, respectively, compared to the same periods in 2019. The decrease was primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(28,212)	$(8,654)	$(68,052)	$(10,219)
Interest Expense as a dollar change		$(19,558)		$(57,833)
Interest Expense as a percentage change		NM		NM

Interest expense for the three and nine months ended September 30, 2020 increased $19.6 million and $57.8 million, respectively, compared to the same periods in 2019. The increase in interest expense is related to the Convertible Notes.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Other Income (Expense), Net	$(5,669)	$(1,481)	$(14,483)	$41,477
Other Income (Expense), Net as a dollar change		$(4,188)		$(55,960)
Other Income (Expense), Net as a percentage change		283%		(135)%

Other expense, net for the three months ended September 30, 2020 was $(5.7) million compared to $(1.5) million in the same period in 2019. Other expense, net for the three months ended September 30, 2020 was primarily a result of a $5.0 million impairment of a non-marketable investment. Other expense, net in the comparable period in 2019 was primarily a result of losses on non-marketable investments.

Other expense, net for the nine months ended September 30, 2020 was $(14.5) million, compared to other income, net of $41.5 million in the same period in 2019. Other expense, net for the nine months ended September 30, 2020 was primarily a result of a $15.5 million in impairment of non-marketable investments. Other income, net in the comparable period in 2019 was primarily a result of a gain of $39.9 million on the divestiture of Placed, as well as gains on non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income Tax Benefit (Expense)	$(909)	$1,296	$(527)	$(61)
Income Tax Benefit (Expense) as a dollar change		$(2,205)		$(466)
Income Tax Benefit (Expense) as a percentage change		(170)%		764%
Effective Tax Rate	(0.5)%	0.6%	(0.1)%	(0.0)%

Income tax expense for the three and nine months ended September 30, 2020 was $(0.9) million and $(0.5) million, respectively, compared to an income tax benefit of $1.3 million and a tax expense of $(0.1) million, respectively, for the same periods in 2019.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Net Loss as a dollar change		$27,522		$(38,784)
Net Loss as a percentage change		(12)%		5%

Adjusted EBITDA	$56,361	$(42,375)	$(120,446)	$(244,537)
Adjusted EBITDA as a dollar change		$98,736		$124,091
Adjusted EBITDA as a percentage change		(233)%		(51)%

Net loss for the three and nine months ended September 30, 2020 was $(199.9) million and $(831.7) million, respectively, compared to $(227.4) million and $(793.0) million, respectively, for the same periods in 2019. Adjusted EBITDA for the three and nine months ended September 30, 2020 was $56.4 million and $(120.4) million, respectively, compared to $(42.4) million and $(244.5) million, respectively, for the same periods in 2019. Adjusted EBITDA for the three and nine months ended September 30, 2020 increased $98.7 million and $124.1 million, respectively, compared to the same periods in 2019 due to an increase in revenue partially offset by an increase in cost of revenue attributable to DAU growth and an increase in personnel expenses. The increase in net loss for the nine months ended September 30, 2020 was primarily due to the $39.9 million gain from the Placed divestiture recognized in the prior periods.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(54,828)	$(76,149)	$(115,099)	$(238,116)
Less:
Purchases of property and equipment	(14,727)	(7,938)	(41,385)	(27,385)
Free Cash Flow	$(69,555)	$(84,087)	$(156,484)	$(265,501)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(199,853)	$(227,375)	$(831,740)	$(792,956)
Add (deduct):
Interest income	(2,801)	(10,317)	(16,158)	(25,579)
Interest expense	28,212	8,654	68,052	10,219
Other (income) expense, net	5,669	1,481	14,483	(41,477)
Income tax (benefit) expense	909	(1,296)	527	61
Depreciation and amortization	21,804	20,646	63,933	66,625
Stock-based compensation expense	192,080	161,228	550,300	519,358
Payroll tax expense related to stock-based compensation	10,341	4,604	30,157	19,212
Adjusted EBITDA	$56,361	$(42,375)	$(120,446)	$(244,537)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.7 billion as of September 30, 2020, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to pay the costs of the 2025 Capped Call Transactions. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2025 Notes were not convertible as of September 30, 2020.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the 2026 Capped Call Transactions. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2026 Notes were not convertible as of September 30, 2020.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the 2025 Capped Call Transactions and issuance of the 2025 Notes. As of September 30, 2020, no amounts were outstanding under the Credit Facility. As of September 30, 2020, we had $25.4 million in the form of outstanding standby letters of credit.

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

As of September 30, 2020, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(54,828)	$(76,149)	$(115,099)	$(238,116)
Net cash used in investing activities	(375,250)	(688,319)	(495,797)	(584,532)
Net cash provided by financing activities	2,434	1,157,550	914,623	1,164,488
Change in cash, cash equivalents, and restricted cash	$(427,644)	$393,082	$303,727	$341,840
Free Cash Flow (1)	$(69,555)	$(84,087)	$(156,484)	$(265,501)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Nine Months Ended September 30, 2020 and 2019

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $21.3 million in the three months ended September 30, 2020, compared to the same period in 2019. Net cash used in operating activities was $(54.8) million for three months ended September 30, 2020, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $192.1 million and depreciation and amortization expense of $21.8 million. Net cash used in operating activities for the three months ended September 30, 2020 was also driven by an increase in the accounts receivable balance of $151.9 million due to an increase in revenue, partially offset by a $61.6 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net cash used in operating activities decreased $123.0 million in the nine months ended September 30, 2020, compared to the same period in 2019. Net cash used in operating activities was $(115.1) million for the nine months ended September 30, 2020, resulting primarily from net loss, adjusted for non-cash items, primarily stock-based compensation expense of $550.3 million and depreciation and amortization expense of $63.9 million. Net cash used in operating activities for the nine months ended September 30, 2020 was also driven by an increase in the accounts receivable balance of $43.3 million due to an increase in revenue, partially offset by a $94.4 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(375.3) million for the three months ended September 30, 2020, compared to net cash used in investing activities of $(688.3) million for the same period in 2019. Our investing activities in the three months ended September 30, 2020 consisted of cash used in the purchase of marketable securities of $1.1 billion, partially offset by the maturities of marketable securities of $668.9 million and sales of marketable securities of $155.9 million. Net cash used in investing activities in the prior period consisted of the purchase of marketable securities of $1.1 billion, partially offset by the maturities of marketable securities of $411.0 million.

Net cash used in investing activities was $(495.8) million for the nine months ended September 30, 2020, compared to net cash provided by investing activities of $584.5 million for the same period in 2019. Our investing activities in the nine months ended September 30, 2020 consisted of cash used in the purchase of marketable securities of $2.6 billion and non-marketable investments of $95.3 million, partially offset by the maturities of marketable securities of $1.9 billion and sales of marketable securities of $373.9 million. Net cash used in investing activities in the prior period consisted of the purchase of marketable securities of $1.9 billion, partially offset by maturities of marketable securities of $1.2 billion and sales of marketable securities of $102.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.4 million and $914.6 million for the three months and nine months ended September 30, 2020, respectively, compared to net cash provided by financing activities of $1.2 billion for the same periods in 2019. Our financing activities for the nine months ended September 30, 2020 consisted primarily of net proceeds of $888.6 million from the issuance of the 2025 Notes and the purchase of the 2025 Capped Call Transactions. Net cash provided by financing activities in the prior period consisted primarily of net proceeds of $1.15 billion from the issuance of the 2026 Notes and the purchase of the 2026 Capped Call Transactions. Net cash provided by financing activities in all periods presented includes proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $(69.6) million and $(84.1) million in the three months ended September 30, 2020 and 2019, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $14.7 million and $7.9 million for the three months ended September 30, 2020 and 2019, respectively.

Free Cash Flow was $(156.5) million and $(265.5) million in the nine months ended September 30, 2020 and 2019, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $(41.4) million and $(27.4) million for the three months ended September 30, 2020 and 2019, respectively.

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

	Total	Less than 1 Year (Remainder of 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,194,169	$139,098	1,055,071	$—	$—
Lease commitments	422,381	7,631	134,612	125,192	154,946
Other commitments	59,263	37,648	20,619	780	216
Total contractual commitments	$1,675,813	$184,377	$1,210,302	$125,972	$155,162

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $824.1 million and $520.3 million at September 30, 2020 and December 31, 2019, respectively. We had marketable securities totaling $1.9 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

We had 249 million DAUs on average in the quarter ended September 30, 2020. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, such as during the recent COVID-19 pandemic, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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
•

our products are subject to increased regulatory scrutiny or approvals, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;

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

For example, in January 2018, the Federal Communications Commission, or FCC, released an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews, the European Union may impose network security, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be such services, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also recently issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended June 30, 2020. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global economy, advertising ecosystem, industry, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. Changes in the European Union’s Electronic Communications Code, which will become effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, changes to iOS or Android operating systems’ practices and policies, such as Apple’s upcoming iOS update that may impose heightened restrictions on our access and use of user data, may reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners, and adversely affect our ability to effectively target advertisements to users and demonstrate the value of our advertisements to advertisers, any of which could reduce the demand and pricing for our advertising products and seriously harm our business. The impact of these proposed changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers within our community is uncertain depending on how these changes are implemented, how we and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, could seriously harm our business. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could be seriously harmed by many other factors, including:

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
•

changes in our analytics and measurement solutions, including what we are permitted to collect and disclose under the terms of Apple’s and Google’s mobile operating systems, that demonstrate the value of our advertisements and other commercial content;

•	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
•

product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;

•	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation;
•	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
•	advertiser or user perception that content published by us, our users, or our partners is objectionable;
•	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•	changes in the way advertising is priced or its effectiveness is measured;
•	our inability to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•	our inability to collect and disclose data or access a user’s Identifier for Advertising or similar deterministic identifier that new and existing advertisers may find useful;
•	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
•	the macroeconomic climate and the status of the advertising industry in general.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of September 30, 2020, and Mr. Spiegel alone can exercise voting control over a majority of our voting power. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects, including resulting from the spread of COVID-19, they have halted or decreased or may halt or decrease or continue to decrease, whether temporarily or permanently, their advertising spending and may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, the Olympics, and in-person learning that have been or may be postponed or cancelled. In addition, the unpredictability of the COVID-19 pandemic may make it difficult to forecast our advertising revenue, and although we may benefit in the shorter term from changes in the current advertising landscape, any increases may not be indicative of longer-term trends. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.

The COVID-19 pandemic has been declared a global emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive actions, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We implemented and continue a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The effects of the COVID-19 pandemic on user engagement are highly uncertain, and may lead to unpredictable results in the short term and long term, including shorter-term increases in user engagement that may not be indicative of longer-term trends. As physical distancing requirements and shelter-in-place orders continue or are reactivated, and there are fewer in-person activities, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of continued physical distancing requirements and shelter-in-place orders. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, we continue to compete with other companies to attract and retain our users’ attention. The short- and long-term impact of any major change, like our early 2018 application redesign and the rewrite of our application for Android users in 2019, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products, or to use our products repeatedly to receive the most benefit. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. To date, this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may also develop new products or initiatives that increase user engagement and costs without increasing revenue. For example, in 2016, we introduced Memories, our cloud storage service for Snaps, which increases our storage costs but does not currently generate revenue.

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, on Snapchat. Such new lines of business, new products, and other initiatives may be costly, difficult to operate, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch, or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This ranges from smaller or newer companies to larger more established companies such as Apple, ByteDance (including TikTok),

Facebook (including Instagram and WhatsApp), Google (including YouTube), Kakao, LINE, Naver (including Snow), Tencent, and Twitter which provide their users with a variety of products, services, content, and online advertising offerings, and advertising-supported video on demand platforms (such as Quibi) that offer, or will offer, products and services that may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, ByteDance, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

•	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
•	the number and demographics of our DAUs;
•	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•	our ability to monetize our products;
•	the availability of our products to users;
•	the effectiveness of our advertising and sales teams;
•	the effectiveness of our advertising products;
•	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•	the effectiveness of our customer service and support efforts;
•	the effectiveness of our marketing activities;
•	changes as a result of actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry segment;
•	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to cost-effectively manage and scale our rapidly growing operations; and
•	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2020, we had an accumulated deficit of $7.8 billion and for the three months ended September 30, 2020, we experienced a net loss of $199.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. In particular, because we are headquartered in Los Angeles, we face significant competition in hiring and attracting qualified engineers, designers, and sales personnel to move to the Los Angeles area. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate employees. Additionally, many of our current employees received substantial amounts of our capital stock, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decision about whether they continue to work for us. Furthermore, if we issue significant equity to attract and retain employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

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

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws, regulations, and executive actions regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws, regulations, and executive actions in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws, regulations, and executive actions can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws, regulations, and executive actions constantly evolve, remain subject to significant change, and may be issued with limited advance notice. For example, an executive order was recently issued prohibiting certain transactions with a Chinese-owned company, with the prohibition becoming effective 45 days after the date of the order. In addition, the application and interpretation of these laws, regulations, and executive actions are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented the legislation, are far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which will become effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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
•

seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as the COVID-19 pandemic;

•	the number of advertisements shown to users;
•	the pricing of our advertisements and other products;
•	our ability to demonstrate to advertisers the effectiveness of our advertisements;
•	the diversification and growth of revenue sources beyond current advertising;
•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
•	our ability to accurately forecast consumer demand for our hardware products and adequately manage inventory;
•	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
•	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party or governmental actions;
•	stock-based compensation expense;
•	our ability to effectively incentivize our workforce;

•	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•

changes in the legislative or regulatory environment, including with respect to privacy and data protection, enforcement by government regulators, including fines, orders, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•	changes in our effective tax rate;
•	announcements by competitors of significant new products, licenses, or acquisitions;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in domestic and global business or macroeconomic conditions, including as a result of the current COVID-19 pandemic.

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

We and our founders also receive a high degree of media coverage globally. In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy practices, product changes, product quality, litigation, employee matters, or regulatory activity, or regarding the actions of our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or declining user growth rates, any of which could seriously harm our business.

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

We have been and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in the past, we responded to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators were investigating issues related to allegations asserted in our federal securities class actions about our IPO disclosures. In September 2019, both the DOJ and SEC provided us with written confirmations that they are no longer pursuing their investigations of these matters.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was dismissed in November 2019 after four of the patents were ruled to be invalid; however, Blackberry Limited has appealed the ruling to the U.S. Court of Appeals for the Federal Circuit, and a hearing is expected to be held before March 31, 2021. Likewise, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation, and members of Congress and the Department of Justice proposed further amendments in 2019 and 2020, which may decrease the protections provided by the CDA. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement agreement was preliminarily approved by the federal court in April 2020, and a hearing for preliminary approval of the agreement by the state court has been scheduled for October 2020.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to Snapchat.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. In addition, there have been various efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018 and more recent proposed amendments by members of Congress and the Department of Justice, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. For example, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If any of these events occur, our business could be seriously harmed.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2020, we had recorded a total of $907.9 million of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

The FDA and other state and foreign regulatory agencies regulate Spectacles. We may develop future products that are regulated as medical devices by the FDA or regulated by other governmental agencies. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry. Unless there is an exemption, we must obtain regulatory approval from the FDA and corresponding agencies, or other applicable governmental authorities, before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device or other regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring reporting to governmental authorities, if we fail to comply with applicable state or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, product recalls, or failure to obtain regulatory clearances or approvals.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2020, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $29.44 through September 30, 2020. For example, as of December 31, 2018, the trading price of our Class A common stock had declined 68% since our IPO in March 2017 but as of December 31, 2019, the trading price of our Class A common stock had increased 196% compared to the trading price on December 31, 2018. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

•	stock repurchase programs undertaken by us;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
•	changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement agreement was preliminarily approved by the federal court in April 2020, and a hearing for preliminary approval of the agreement by the state court has been scheduled for October 2020. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•

our certificate of incorporation provides for a tri-class capital structure. As a result of this structure, Mr. Spiegel and Mr. Murphy control all stockholder decisions, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class A common stock dividend, and any future issuances of Class A common stock dividends, could have the effect of prolonging the influence of Mr. Spiegel and Mr. Murphy on the company;

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2020, we had outstanding a total of 1.2 billion shares of Class A common stock, 23.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of September 30, 2020, 137.9 million shares of Class A common stock and 1.0 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 395.8 million shares (including options exercisable and RSAs subject to forfeiture as of September 30, 2020) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement agreement was preliminarily approved by the federal court in April 2020, and a hearing for preliminary approval of the agreement by the state court has been scheduled for October 2020. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

This provision would not apply to actions brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act claims, which means both courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive forum provisions may limit a stockholder’s ability to bring an action in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

SNAP INC.

Date: October 20, 2020	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 20, 2020	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)