Form 10-K
period 2020-12-31
Snap Inc
filed 2021-02-05
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $24.9 billion.

As of February 2, 2021, the Registrant had 1,252,985,748 shares of Class A common stock, 23,691,358 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.

ii

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and partners;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to effectively manage our growth and future expenses;
•	our ability to comply with modified or new laws, regulations, and executive actions applying to our business;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to repay outstanding debt;
•	future acquisitions of or investments in complementary companies, products, services, or technologies; and
•	the potential adverse impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

Investors and others should note that we may announce material business and financial information to our investors using our websites (including investor.snap.com), filings with the U.S. Securities and Exchange Commission, or SEC, webcasts, press releases, and conference calls. We use these mediums, including Snapchat and our website, to communicate with our members and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our websites.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

1.	Our Strategy and Advertising Business

We operate in a highly competitive and rapidly changing environment so we must continually innovate our products and evolve our business model for us to succeed.

As a company, we emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and will thereby improve our financial performance over the long term. We currently have a history of operating losses but, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would further delay, or hinder our ability to settle the principal and interest payments on our convertible notes or other indebtedness when due, and to attain and sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, recent changes to privacy laws and mobile operating systems have made it more difficult for us to collect and disclose user data or metrics that an advertiser needs to prove success, or that we need to demonstrate such success. In addition, our advertising business is seasonal and volatile, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.

Our business and operations have also been adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate.

2.	Our Community and Competition

We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users, or to generate meaningful revenue, if at all. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. While we have experienced rapid growth in the last few years, we have also experienced declines and there can be no assurance that won’t happen again. We have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale.

Many of our competitors have significantly more resources and larger market shares than we do, each of which gives them advantages over us that can make it more difficult for us to succeed.

3.	Our Partners

We primarily rely on Google, Apple, and Amazon to operate our service and provide the mobile operating systems for our applications. If these partners do not provide their services as we expect, terminate their services, or change the terms of our agreements or the functionality of their operating systems in ways that are adverse to us, our service may be interrupted, our product experience could be degraded, and these may harm our reputation, increase our costs, or make it harder for us to attain or sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.

4.	Our Technology and Regulation

Our business is complex and success depends on our ability to rapidly innovate and the interoperability of our service on many different smartphones and operating systems, and our ability to handle sensitive user data with the care our users expect. Because our systems and our products are constantly changing, we are susceptible to data breaches, bugs, and other errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.

We are also subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, taxes, and other matters, which are subject to change and have uncertain interpretations. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission or any economic or political instability, may adversely impact our business.

We also must actively protect our intellectual property. From time to time, we are subject to various legal claims, investigations, and proceedings, including class actions and matters involving intellectual property, that may be costly or distract management. We also rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, and the fair-use doctrine, each of which has been subject to adverse political and regulatory scrutiny in recent times.

5.	Our Team and Capital Structure

We need to attract and retain a high caliber team, including our Chief Executive Officer and Chief Technology Officer, to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with many of our competitors, for the key talent. A substantial portion of our employment costs are paid in our common stock, the price of which has been very volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

Our two co-founders control 99.5% of the voting capital stock, which means they control substantially all outcomes submitted to stockholders. Class A common stockholders have no voting rights, unless required by Delaware law. This concentrated control may result in our co-founders voting their shares in their best interest, which might not always be in the interest of our stockholders generally.

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

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from our age demographics or estimate their ages based on a sample of the self-reported ages that we do have. If our active users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor expectations.

In the past we have relied on third-party analytics providers to calculate our metrics, but today we rely primarily on our analytics platform that we developed and operate. We count a DAU only when a user opens the application and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, and becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.

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

Our flagship product, Snapchat, is a camera application that helps people communicate visually with friends and family through short videos and images called Snaps. By opening directly to the camera, we empower users to express themselves instantly. Snaps are deleted by default, so there is less pressure to look pretty or perfect when creating and sending images on Snapchat. By reducing the friction typically associated with creating and sharing content, Snapchat has become one of the most used cameras in the world.

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

Snapchat

Snapchat is our core mobile device application and contains five distinct tabs, complemented by additional tools that function outside of the application. With a breadth of visual communication and content experiences available within the application, Snapchatters can interact with all five, or a subset of those five tabs.

Camera: The Camera is the starting point for creation in Snapchat. Snapchat opens directly to the Camera, making it easy to create a Snap and send it to friends. Our augmented reality, or AR, capabilities within our Camera allow for creativity and self-expression. We offer millions of Lenses, created by both us and our community, along with creative tools and licensed music, which make it easy for people to personalize and contextualize their Snaps. We also offer voice and scanning technology within our Camera. While Snaps are deleted by default, users can save their creativity through a searchable collection of Memories stored on both their Snapchat account and their mobile device. A user can also create Snaps on our wearable devices, Spectacles. Spectacles connect seamlessly with Snapchat and capture photos and video from a human perspective.

Communication: Communication allows users to send Snaps to friends collectively or individually, through our ephemeral, efficient messaging architecture. Within Communication, users can send messages through text, Snaps, and voice or video calling. They can also communicate with our proprietary personalized avatar tool, Bitmoji, and its associated contextual stickers and images, which integrate seamlessly into both mobile devices and desktop browsers. Further, users can communicate by playing one of our Games together, many of which allow a user’s avatar to be their Bitmoji, and through Minis, which bring bite-sized utility experiences to our community inside Snapchat.

Snap Map: Snap Map is a live and highly personalized map that allows Snapchatters to connect with friends and explore what is going on in their local area. Snap Map makes it easy to locate nearby friends who choose to share their location, view a heatmap of recent Snaps posted to Our Story by location, and locate local businesses. Places, rich profiles of local businesses that include information such as store hours and reviews, allow Snapchatters to take direct actions from Map, such as sharing a favorite store, ordering takeout, or making a reservation.

Stories: Stories feature content from a Snapchatter’s friends, our community, and our content partners. The Discover section of this tab displays content based on a Snapchatter’s subscriptions and interests, and features news and entertainment from both our creator community and publisher partners, as well as original content in Snap Originals. We also offer Brand Profiles, as a way for our advertising partners to memorialize and scale their content on our platform, as well as Public Profiles for our creator community.

Spotlight: Spotlight is a way to broadly share user-generated content with the entire Snapchat community. Here we surface the most entertaining Snaps from our community all in one place, which becomes tailored to each Snapchatter over time based on their preferences and favorites.

Our Partner Ecosystem

Many elements and features of Snapchat are enhanced by our expansive partner ecosystem that includes developers, creators, publishers, and advertisers, among others. We help them create and bring content and experiences into Snapchat, leverage Snapchat capabilities in their own applications and websites, and use advertising to promote these and other experiences to our large, engaged, and differentiated user base.

Our Advertising Products

We connect both brand and direct response advertisers to Snapchatters globally. Our ad products are built on the same foundation that makes our consumer products successful. This means that we can take the things we learn while creating our consumer products and apply them to building innovative and engaging advertising products familiar to our community.

AR Ads: Advertising through Snap’s AR tools unlocks the ability to reach a unique audience in a highly differentiated way. Ads can be served as Sponsored Lenses or Sponsored Filters. Lenses are designed through our camera to take advantage of the reach and scale of our augmented reality platform to create visually engaging 3D experiences. Filters are entertaining, artistic overlays that appear after you take a Snap. These Lenses and Filters can be memorialized on Snapchat, through Brand Profiles that aggregate content, filters, and lenses in a single, easy to find place.

Snap Ads: We let advertisers tell their stories the same way our users do, using full screen videos with sound. These also allow advertisers to integrate additional experiences and actions directly within these advertisements, including watching a long-form video, visiting a website, or installing an app. Snap Ads include the following:

●	Single Image or Video Ads: These are full screen ads that are skippable, and can contain an attachment to enable Snapchatters to swipe up and take action.
●	Story Ads: Story Ads are branded tiles that live within the Discover section of the Stories tab that can be either video ads or a series of 3 to 20 images.
●	Collection Ads: Collection Ads feature four tappable tiles to showcase multiple products, giving Snapchatters a frictionless way to browse and buy.
●	Dynamic Ads: Dynamic ads leverage our machine learning algorithm to match a product catalog to serve the right ad to the right Snapchatter at the right time.
●	Commercials: Commercials are non-skippable for six seconds, but can last up to three minutes. These ads appear within Snapchat’s curated content.

Campaign Management and Delivery: We aim to continually improve the way ads are purchased and delivered. We have invested heavily to build our self-serve advertising platform, which provides automated, sophisticated, and scalable ad buying and campaign management.

We offer the ability to bid for advertisements that are designated to drive Snapchatters to: visit a website, visit a local business, call or text a business, download an app, or return to an app. Additionally, our delivery framework continues to optimize relevance of ads across the entire platform by determining the best ad to show to any given user based on their real-time and historical attributes and activity. This decreases the number of wasted impressions while improving the effectiveness of the ads that are shown to our community. This helps advertisers increase their return on investment by providing more refined targeting, the ability to test and learn with different creatives or campaign attributes in real time, and the dynamics of our self-serve pricing.

Measuring Advertising Effectiveness: We offer third-party and first-party solutions to provide a vast array of analytics on campaign attributes like reach, frequency, demographics, and viewability; changes in perceptions like brand favorability or purchase intent; and lifts in actual behavior like purchases, foot traffic, app installs, and online purchases.

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

Advertising Technology: We constantly develop and expand our advertising products and technology. In an effort to provide a strong and scalable return on investment to our advertisers, our advertising technology roadmap centers around improving our delivery framework, measurement capabilities, and self-serve tools.

Large-scale Infrastructure: We spend considerable resources and investment on the underlying architecture that powers our products, such as optimizing the delivery of billions of videos to millions of people around the world every day. We currently partner with providers like Google and Amazon to support the infrastructure for our growing needs. These partnerships have allowed us to scale quickly without upfront infrastructure costs, allowing us to focus our efforts on product innovation.

Employees and Culture

We seek to be a force for good through our products, our work to strengthen our communities, our efforts to make a positive impact on the planet, and our inclusive workplace.

Supporting Our Team: Our values at Snap are being kind, smart, and creative, and we put those values into action through how we support our team and how our team supports one another. Our practice of Council, which is a practice of active listening that promotes open-mindedness and cultivates empathy and compassion among participants, helps us build and sustain a community steeped in integrity, connection, collaboration, creativity, and kindness. Our talent development programs seek to unlock potential by helping team members advance, learn, and grow in a fair and equitable way at Snap. We focus on the health and well-being of our employees through programs and benefits that support their physical, emotional, and financial fitness. To attract and retain the best talent, we aim to offer challenging work in an environment that enables our employees to have a direct meaningful contribution to new and exciting projects. Underlying these values is our commitment to ethical conduct where we work to instill in our team that acting with integrity means being your whole self, being honest, and doing the right thing.

Diversity, Equity, and Inclusion: Snap has long supported a Diversity, Equity and Inclusion, or DEI, program, and we have made progress on a number of fronts, including diversifying our board of directors and executive leadership, introducing new accountability around DEI outcomes, rolling out an allyship program to inspire a more inclusive culture, and enhancing our recruiting process to continue driving diverse hiring. To aid in our mission, we published our first Diversity Annual Report in 2020 to discuss our goals with respect to diversity, equity, and inclusion efforts. This report outlines our beliefs around the idea that an inclusive workplace and inclusive products are central to achieving that purpose. This report is part of our larger Citizen Snap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.

Human Capital: As part of our human capital resource objectives, we seek to recruit, retain, and incentivize our highly talented existing and future employees. We believe that creating an inclusive environment where team members can grow, develop, and be their true selves is critical to attracting and retaining talent. Our compensation philosophies also align to that belief.

Our compensation philosophy is based around building a culture of ownership and high performance by putting both impact and our values at the center of our performance feedback process and pay outcomes. We utilize equity as part of our compensation practices to drive a long term orientation and have committed to paying a minimum living wage for all employees globally.

As of December 31, 2020, we had approximately 3,863 full-time employees, of whom approximately 54% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.

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

When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understand exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Privacy Center where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, and explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. This is where you’ll also find our Transparency Report.

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

Competition

We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Apple, Facebook (including Instagram and WhatsApp), Google (including YouTube), and Twitter, have significantly greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, communication, content, and advertising industries that offer, or will offer, products and services that may compete with Snapchat features or offerings. Our competitors span from internet technology companies and digital platforms, including advertising-supported video on demand platforms, to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), Bytedance (including TikTok), and Tencent in Asia.

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

Intellectual Property

Our success depends in part on our ability to protect our intellectual property and proprietary technologies. To protect our proprietary rights, we rely on a combination of intellectual property rights in the United States and other jurisdictions, including patents, trademarks, copyrights, trade secret laws, license agreements, internal procedures, and contractual provisions. We also enter into confidentiality and invention assignment agreements with our employees and contractors and sign confidentiality agreements with third parties. Our internal controls are designed to restrict access to proprietary technology.

As of December 31, 2020, we had approximately 872 issued patents and approximately 1,661 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2021 and 2045. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Our patent applications may not result in the issuance of patents, and any resulting issued patents may have claims narrower than those in our patent applications. Additionally, our current and future patents, trademarks, and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls and contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

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

Government Regulation

We are subject to many U.S. federal and state and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

We had 265 million DAUs on average in the quarter ended December 31, 2020. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, such as during the recent COVID-19 pandemic, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data networks and therefore may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

•	users engage more with competing products instead of ours;
•	our competitors continue to mimic our products or improve on them, which could harm our user engagement and growth;
•	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
•	our products fail to operate effectively on the iOS and Android mobile operating systems;
•	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;

•	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•	we are unable to combat spam or other hostile or inappropriate usage on our products;
•	there are changes in user sentiment about the quality or usefulness of our products in the short term, long term, or both;
•	there are concerns about the privacy implications, safety, or security of our products;
•	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
•	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
•	advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
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

For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC under a different administration, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also recently issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat, a trend that we expect to continue. For the years ended December 31, 2020, 2019, and 2018, advertising revenue accounted for approximately 99%, 98%, and 99% of total revenue, respectively. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended June 30, 2020. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, changes to iOS or Android operating systems’ practices and policies, such as Apple’s upcoming iOS update that may impose heightened restrictions on our access and use of user data, may reduce the quantity or quality of the data and metrics that can be collected or used by us and our partners, or adversely affect our ability to effectively target advertisements to users or demonstrate the value of our advertisements to advertisers, any of which could reduce the demand and pricing for our advertising products and seriously harm our business. The impact of these proposed changes on the overall mobile advertising ecosystem, our business, and the developers, partners, and advertisers within our community is uncertain. Depending on how these changes are implemented, how we and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

•	a diminished or stagnant growth in the total and regional number of DAUs on Snapchat, or our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
•

a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;

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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent approximately 99% of the voting power of our outstanding capital stock as of December 31, 2020, and Mr. Spiegel alone can exercise voting control over a majority of our voting power. As a result, Mr. Spiegel and Mr. Murphy, or in many instances

Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. In the future, our board of directors may, from time to time, decide to issue special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

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

Health epidemics, including the COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive actions, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We implemented and continue a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we believe are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The effects of the COVID-19 pandemic on user engagement or growth are highly uncertain, and may lead to unpredictable results in the short term and long term, including shorter-term increases in user engagement or growth that may not be indicative of longer-term trends. As physical distancing requirements and shelter-in-place orders continue or are reactivated, and there are fewer in-person activities, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of continued physical distancing requirements and shelter-in-place orders. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole, or the potential costs or impacts to our business and operations when we are able to return to our offices and resume in-person activities and events. While there have recently been vaccines developed and the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, and in November 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat. Such new lines of business, new products, and other initiatives may be costly, difficult to operate, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch, or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally. This ranges from smaller or newer companies to larger more established companies such as Apple, ByteDance (including TikTok), Facebook (including Instagram and WhatsApp), Google (including YouTube), Kakao, LINE, Naver (including Snow), Tencent, and Twitter which provide their users with a variety of products, services, content, and online advertising offerings, and advertising-supported video on demand platforms that offer, or will offer, products and services that may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We may also lose users to companies that offer products and services that compete with specific Snapchat features because of the low cost for our users to switch to a different product or service. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, ByteDance, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

Certain acquisitions by our competitors may result in reduced functionality of our products and services, provide our competitors with valuable insight into the performance of our and our partners’ businesses, and provide our competitors with a pipeline of future acquisitions to maintain a dominant position. As a result, our competitors may acquire and engage users at the expense of our user base, growth, or engagement, which may seriously harm our business.

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

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2020, we had an accumulated deficit of $7.9 billion and for the year ended December 31, 2020, we experienced a net loss of $944.8 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses continue to exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

We have a continually evolving business model, which makes it difficult to evaluate our prospects and future financial results and increases the risk that we will not be successful.

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a continually evolving business model, based on reinventing the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.

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

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, like when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented the legislation, are far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state and federal legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

If we are unable to continue to successfully grow our user base and further monetize our products, our business will suffer.

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

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

•	we fail to increase or maintain DAUs;
•	our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
•	we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;
•	partners do not create engaging content for users or renew their agreements with us;
•	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
•	advertisers do not continue to introduce engaging advertisements;
•	advertisers reduce their advertising on Snapchat;
•	we fail to maintain good relationships with advertisers or attract new advertisers; or
•	the content on Snapchat does not maintain or gain popularity.

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

In 2020, we began work on the implementation of a new enterprise financial planning and reporting system. We went live with this new system in January 2021. As part of this implementation, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results. Our failure to complete such system implementation on a timely basis, or its failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes don’t align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we cannot assure you that users will purchase or use such new products and services in the future. We will also continue to attempt to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with advertisers and partners, and our business could be seriously harmed.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed. If we need to license or acquire new intellectual property, we may incur substantial costs.

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors, and any third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents, trademarks, and copyrights in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark, copyright and patent applications may not be approved. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may be exposed to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information, and we may also encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

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

Using our products, some partners and advertisers not only can interact directly with our users but can also direct our users to content with third-party websites and products and downloads of third-party applications. The more our users engage with third-party websites and applications, the less engagement we may get from them, which would adversely affect the revenue we could earn from them. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement with content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.

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

We and our founders also receive a high degree of media coverage globally. In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy practices, product changes, product quality, litigation, employee matters, or regulatory activity, or regarding the actions of our founders, our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or declining user base or growth rates, any of which could seriously harm our business.

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

When our employee equity awards vest, we withhold taxes and remit them to relevant taxing authorities on behalf of employees. To fund the withholding and remittance obligations for equity awards, we have either used our existing cash or sold a portion of vested equity awards on behalf of our employees near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements. In the future, we may also sell equity on our behalf and use the proceeds to fund the withholding and remittance obligations for equity awards. Any of these methods may have an adverse effect on our financial condition.

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

We have been, are currently, and may in the future be subject to regulatory inquiries, investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

We have been, are currently, and may in the future be subject to investigations and inquiries from government entities. These investigations and inquiries, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in the past, we responded to subpoenas and requests for information made by staff from the U.S. Department of Justice, or DOJ, and the SEC. We believe that these regulators were investigating issues related to allegations asserted in our federal securities class actions about our IPO disclosures. In September 2019, both the DOJ and SEC provided us with written confirmations that they are no longer pursuing their investigations of these matters.

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in April 2018, Blackberry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was dismissed in November 2019 after four of the patents were ruled to be invalid; and in December 2020, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal. As another example, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, Congress and the Executive branch have proposed further changes or amendments in 2019 and 2020, including advocating for the repeal of the CDA. While such latter efforts have not been enacted into law, any changes enacted in the future may decrease the protections provided by the CDA. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020 a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act with respect to many Illinois users of Snapchat and allege that we are liable to those users for statutory damages. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions and the agreement was preliminarily approved by the federal court in April 2020 and by the state court in November 2020. The settlement amount was paid into escrow in December 2020 and will be released following final approval.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to our products.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are required to implement by June 2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA, including an amendment in 2018 and recent supportive statements by the current administration and members of Congress to repeal or limit Section 230 of the CDA, which could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. It is currently unclear what, if any, changes to the tax code the new administration in the United States will attempt to implement and how that may affect our business.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union has taken years to complete. We have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries and have based a significant portion of our non-U.S. operations in the United Kingdom. Although the United Kingdom and the European Union have recently entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear and there is considerable uncertainty as to their future political and economic relations. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. For example, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any current and future agreements the United Kingdom makes with the European Union and others. Consequently, no assurance can be given about the impact of these developments, and our operational, tax, and other policies may require reassessment and our business may be seriously harmed.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies, as well as investments in other companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling equity to finance any such acquisition or investment would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

As our business continues to grow and expand, we have decided to engage in business with some of our partners on an open credit basis. While we attempt to monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future. This may be especially true as our business expands, we engage with partners that have limited operating history, or we engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $5.3 billion and state net operating loss carryforwards of approximately $3.2 billion, as well as U.K. net operating loss carryforwards of approximately $2.1 billion. We also accumulated U.S. federal and state research tax credits of $302.6 million and $190.4 million, respectively, as of December 31, 2020. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.

In the United States, net operating loss carryforwards arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but use of such carryforwards is limited to 80% of taxable income. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. In the U.K., net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.

Any limitations on the ability to use our net operating loss carryforwards and other tax assets, as well as the timing of any such use, could seriously harm our business.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2020, we had recorded a total of $1.0 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on contract manufacturers to build Spectacles. Our contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturers’ quality systems and controls, and therefore must rely on our manufacturers to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business. Furthermore, any adverse change in our contract manufacturers’ financial or business condition or our relationship with our contract manufacturers could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

Components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

We rely on third-party component suppliers to provide some of the functionalities needed to operate and use our products, such as Spectacles. Any errors or defects in that third-party technology could result in errors in our products that could seriously harm our business. If these components have a manufacturing, design, or other defect, they can cause our products to fail and render them permanently inoperable. For example, the typical means by which our Spectacles product connects to mobile devices is by way of a Bluetooth transceiver located in the Spectacles product. If the Bluetooth transceiver in our Spectacles product were to fail, it would not be able to connect to a user’s mobile device and Spectacles would not be able to deliver any content to the mobile device and the Snapchat application. As a result, we may have to replace these products at our sole cost and expense. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products could seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2020, Mr. Spiegel and Mr. Murphy control approximately 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2020 that are customarily included in a proxy statement are instead included in our Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $54.71 through December 31, 2020. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions and the agreement was preliminarily approved by the federal court in April 2020 and by the state court in November 2020. The settlement amount was paid into escrow in December 2020 and will be released following final approval. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

Our Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2025 Notes or 2026 Notes by holders continue to be met before the close of business on the business day immediately preceding February 1, 2025 or May 1, 2026, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2020, we had outstanding a total of 1.2 billion shares of Class A common stock, 23.7 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of December 31, 2020, 125.5 million shares of Class A common stock and 0.8 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 393.5 million shares (including options exercisable and RSAs subject to forfeiture as of December 31, 2020) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement agreement was preliminarily approved by the federal court in April 2020 and by the state court in November 2020. The settlement amount was paid into escrow in December 2020 and will be released following final approval. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 553,000 square feet, including some remaining Venice locations and excluding leases we have ceased use primarily as a result of moving to a centralized corporate office. As of December 31, 2020, our global facilities totaled an aggregate of approximately 1.0 million square feet of leased office space. We also maintain offices in multiple locations in the United States and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

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

Holders of Record

As of December 31, 2020, there were 689 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock on December 31, 2020 was $50.07 per share as reported on the NYSE. As of December 31, 2020, there were 87 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.

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

We have paid a stock dividend of our Class A common stock on our capital stock in the past and from time to time in the future may pay special or regular stock dividends in the form of Class A common stock, which per the terms of our certificate of incorporation must be paid equally to all stockholders. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.

The following graph shows a comparison from March 2, 2017 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the NYSE Composite. The graph assumes that $100 was invested at the market close on March 2, 2017 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The consolidated statements of operations data for each of the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017, and 2016 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period. You should read the following selected consolidated financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$2,506,626	$1,715,534	$1,180,446	$824,949	$404,482
Costs and expenses:
Cost of revenue	1,182,505	895,838	798,865	717,462	451,660
Research and development	1,101,561	883,509	772,185	1,534,863	183,676
Sales and marketing	555,468	458,598	400,824	522,605	124,371
General and administrative	529,164	580,917	477,022	1,535,595	165,160
Total costs and expenses	3,368,698	2,818,862	2,448,896	4,310,525	924,867
Operating loss	(862,072)	(1,103,328)	(1,268,450)	(3,485,576)	(520,385)
Interest income	18,127	36,042	27,228	21,096	4,654
Interest expense	(97,228)	(24,994)	(3,894)	(3,456)	(1,424)
Other income (expense), net	14,988	59,013	(8,248)	4,528	(4,568)
Loss before income taxes	(926,185)	(1,033,267)	(1,253,364)	(3,463,408)	(521,723)
Income tax benefit (expense)	(18,654)	(393)	(2,547)	18,342	7,080
Net loss	$(944,839)	$(1,033,660)	$(1,255,911)	$(3,445,066)	$(514,643)
Net loss per share attributable to Class A, Class B, and Class C common stockholders(1):
Basic	$(0.65)	$(0.75)	$(0.97)	$(2.95)	$(0.64)
Diluted	$(0.65)	$(0.75)	$(0.97)	$(2.95)	$(0.64)

(1)

See Note 3 of the notes to our consolidated financial statements included in “Financial Statements and Supplementary Data” for a description of how we compute basic and diluted net loss per share attributable to Class A, Class B, and Class C common stockholders.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$2,537,540	$2,112,805	$1,279,063	$2,043,039	$987,368
Working capital	2,670,648	2,144,311	1,383,237	2,020,538	1,023,241
Total assets	5,024,238	4,011,924	2,714,106	3,421,566	1,722,792
Total liabilities	2,694,262	1,752,011	403,107	429,239	203,878
Additional paid-in capital	10,200,141	9,205,256	8,220,417	7,634,825	2,728,823
Accumulated deficit	(7,891,542)	(6,945,930)	(5,912,578)	(4,656,667)	(1,207,862)
Total stockholders’ equity	2,329,976	2,259,913	2,310,999	2,992,327	1,518,914

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

•	Adjusted EBITDA excludes income tax expense.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Free Cash Flow reconciliation:
Net cash used in operating activities	$(167,644)	$(304,958)	$(689,924)
Less:
Purchases of property and equipment	(57,832)	(36,478)	(120,242)
Free Cash Flow	$(225,476)	$(341,436)	$(810,166)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	(944,839)	(1,033,660)	(1,255,911)
Add (deduct):
Interest income	(18,127)	(36,042)	(27,228)
Interest expense	97,228	24,994	3,894
Other (income) expense, net	(14,988)	(59,013)	8,248
Income tax (benefit) expense	18,654	393	2,547
Depreciation and amortization	86,744	87,245	91,648
Stock-based compensation expense	770,182	686,013	538,211
Payroll tax expense related to stock-based compensation	50,309	27,840	21,927
Securities class actions legal charges	—	100,000	—
Lease exit charges	—	—	31,143
Reduction in force charges	—	—	9,884
Adjusted EBITDA	$45,163	$(202,230)	$(575,637)

Securities class actions legal charges in the fourth quarter of 2019 were related to a preliminary agreement to settle the securities class actions that arose following our IPO in 2017. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the stockholder class actions for $187.5 million. We recorded legal settlement expense, net of amounts directly covered by insurance, of $100.0 million. These charges are non-recurring and not reflective of underlying trends in our business.

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

The following generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion of historical items and year-to-year comparisons between 2019 and 2018 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 4, 2020.

Overview of Full Year 2020 Results

Our key user metrics and financial results for fiscal year 2020 are as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 265 million in Q4 2020, compared to 218 million in Q4 2019.
•	Average revenue per user, or ARPU, increased 33% to $3.44 in Q4 2020, compared to $2.58 in Q4 2019.

Financial Results

•	Cash used in operating activities was $(167.6) million in 2020, compared to $(305.0) million in 2019.
•	Free Cash Flow was $(225.5) million in 2020, compared to $(341.4) million in 2019.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,630 million at December 31, 2020, compared with 1,576 million one year ago.

•	Capital expenditures were $57.8 million in 2020, compared to $36.5 million in 2019.
•	Cash, cash equivalents, and marketable securities were $2.5 billion as of December 31, 2020.
•	Revenue increased 46% to $2.5 billion in 2020, compared to $1.7 billion in 2019.
•	Total costs and expenses excluding stock-based compensation and related payroll tax expense increased 21% to $2.5 billion in 2020, compared to $2.1 billion in 2019.
•	Net loss decreased 9% to $(944.8) million in 2020, compared to $(1.0) billion in 2019.
•	Diluted net loss per share decreased 13% to $(0.65) in 2020, compared to $(0.75) in 2019.
•	Adjusted EBITDA increased 122% to $45.2 million in 2020, compared to $(202.2) million in 2019.

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

Trends in User Metrics

We define a DAU as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We define ARPU as quarterly revenue divided by the average DAUs. We assess the health of our business by measuring DAUs and ARPU because we believe that these metrics are important ways for both management and investors to understand engagement and monitor the performance of our platform.

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 265 million DAUs on average in the fourth quarter of 2020, compared to 249 million in the prior quarter and 218 million in the fourth quarter of 2019.

Quarterly Average Daily Active Users

(in millions)

Global
300
250
200
150
100
50
0
187
191
188
186
186
190
203
210
218
229
238
249
265
Q4'17
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
YOY growth:
18%
15%
8%
5%
0%
0%
8%
13%
17%
20%
17%
18%
22%

North America (1)
Europe (2)
Rest of World
0
30
60
90
80 81 80 79 79 80 83 84 86 88 90 90 92
60 62 61 59 60 61 64 65 67 70 71 72 74
47 48 47 47 47 49 56 61 64 71 77 87 99
Q4'17 Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20
Q4'17 Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20
Q4'17 Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20
YOY growth:
18% 14% 7% 3% -1% -1% 3% 6% 9% 10% 9% 7% 6%
17% 13% 7% 4% -1% -2% 5% 9% 12% 14% 12% 10% 10%
21% 18% 12% 8% 1% 2% 21% 28% 36% 45% 37% 43% 55%

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

In the year ended December 31, 2020, we recorded revenue of $2.5 billion compared to revenue of $1.7 billion for the year ended December 31, 2019, an increase of 46% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base.

ARPU was $3.44 in the fourth quarter of 2020, up from $2.73 in the third quarter of 2020 and $2.58 in the fourth quarter of 2019. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

Global
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$2.09
$1.68
$1.91
$2.12
$2.58
$2.02
$1.91
$2.73
$3.44
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20

North America (1)
Europe (2)
Rest of World
$7.50
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
$3.38
$2.81
$3.14
$3.75
$4.42
$3.57
$3.40
$5.49
$7.19
$1.04
$0.77
$0.95
$1.05
$1.37
$1.09
$1.10
$1.43
$1.91
$1.24
$0.97
$1.20
$1.01
$1.35
$1.00
$0.89
$0.95
$1.11
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, and measurement services, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from sales of our hardware product, Spectacles. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content and third-party selling costs, referred to as partner arrangements. In addition, cost of revenue includes advertising measurement services, and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

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

Other Income (Expense), Net

Other income (expense), net consists of realized gains and losses on sales of marketable securities, our portion of non-marketable investment income and losses, foreign currency transaction gains and losses, and gains and impairments on non-marketable investments. Other income (expense), net also includes any gains or losses on divestitures of businesses.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$2,506,626	$1,715,534	$1,180,446
Costs and expenses(1) (2):
Cost of revenue	1,182,505	895,838	798,865
Research and development	1,101,561	883,509	772,185
Sales and marketing	555,468	458,598	400,824
General and administrative	529,164	580,917	477,022
Total costs and expenses	3,368,698	2,818,862	2,448,896
Operating loss	(862,072)	(1,103,328)	(1,268,450)
Interest income	18,127	36,042	27,228
Interest expense	(97,228)	(24,994)	(3,894)
Other income (expense), net	14,988	59,013	(8,248)
Loss before income taxes	(926,185)	(1,033,267)	(1,253,364)
Income tax benefit (expense)	(18,654)	(393)	(2,547)
Net loss	$(944,839)	$(1,033,660)	$(1,255,911)
Adjusted EBITDA(3)	$45,163	$(202,230)	$(575,637)

(1)	Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$9,367	$6,365	$4,393
Research and development	533,272	464,639	340,533
Sales and marketing	108,270	93,355	84,059
General and administrative	119,273	121,654	109,226
Total	$770,182	$686,013	$538,211

(2)	Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$22,205	$21,271	$26,282
Research and development	37,627	33,208	33,001
Sales and marketing	12,916	13,256	15,089
General and administrative	13,996	19,510	17,276
Total	$86,744	$87,245	$91,648

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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	47	52	68
Research and development	44	52	65
Sales and marketing	22	27	34
General and administrative	21	34	40
Total costs and expenses	134	164	207
Operating loss	34	64	107
Interest income	1	2	2
Interest expense	4	1	—
Other income (expense), net	1	3	1
Loss before income taxes	37	60	106
Income tax benefit (expense)	1	—	—
Net loss	38%	60%	106%

Revenue

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Revenue	$2,506,626	$1,715,534	$1,180,446	$791,092	46%	$535,088	45%

2020 compared to 2019

Revenue for the year ended December 31, 2020 increased $791.1 million compared to the same period in 2019. Revenue increased due to a combination of growth in advertisers and advertising demand and optimization efficiencies, as well as a shift towards higher yielding products and regions.

Cost of Revenue

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Cost of Revenue	$1,182,505	$895,838	$798,865	$286,667	32%	$96,973	12%

2020 compared to 2019

Cost of revenue for the year ended December 31, 2020 increased $286.7 million compared to the same period in 2019. The increase in cost of revenue primarily consisted of increased infrastructure costs of $96.7 million, attributable to DAU growth and increased user activity between the periods, net of infrastructure cost efficiencies. The increase was also a result of higher revenue share due to both the overall increase in revenue and a higher mix of revenue subject to revenue share as well as higher content acquisition costs.

Research and Development Expenses

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Research and Development Expenses	$1,101,561	$883,509	$772,185	$218,052	25%	$111,324	14%

2020 compared to 2019

Research and development expenses for the year ended December 31, 2020 increased $218.1 million compared to the same period in 2019. The increase primarily consisted of an increase in personnel costs, driven by growth in research and development headcount that contributed to higher stock-based compensation expense, and changes to our cash compensation programs.

Sales and Marketing Expenses

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Sales and Marketing Expenses	$555,468	$458,598	$400,824	$96,870	21%	$57,774	14%

2020 compared to 2019

Sales and marketing expenses for the year ended December 31, 2020 increased $96.9 million compared to the same period in 2019. The increase was primarily driven by increased marketing investments and an increase in personnel expenses due to the growth in sales and marketing headcount and stock-based compensation expense. The increase was partially offset by the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities.

General and Administrative Expenses

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
General and Administrative Expenses	$529,164	$580,917	$477,022	$(51,753)	(9)%	$103,895	22%

2020 compared to 2019

General and administrative expenses for the year ended December 31, 2020 decreased $51.8 million compared to the same period in 2019. The decrease was primarily due to the $100.0 million preliminary settlement of the securities class action in the prior period, partially offset by an increase in personnel expenses driven by an increase in headcount and changes to our cash compensation programs. This decrease was also due to a lower cost per head driven by a decrease in stock-based compensation expense as well as the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities.

Interest Income

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Interest Income	$18,127	$36,042	$27,228	$(17,915)	(50)%	$8,814	32%

2020 compared to 2019

Interest income for the year ended December 31, 2020 decreased $17.9 million compared to the same period in 2019. The decrease was primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Expense	$(97,228)	$(24,994)	$(3,894)	$(72,234)	289%	$(21,100)	NM

2020 compared to 2019

Interest expense for the year ended December 31, 2020 increased $72.2 million, compared to the same period in 2019. The increase in interest expense in the current period relates to the Convertible Notes.

Other Income (Expense), Net

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$14,988	$59,013	$(8,248)	$(44,025)	(75)%	$67,261	NM

2020 compared to 2019

Other income, net for the year ended December 31, 2020 decreased $44.0 million, compared to other income, net for the same period in 2019. Other income, net for the current year was primarily a result of gains on non-marketable investments partially offset by impairments of non-marketable investments. Other income, net in the comparable period in 2019 was primarily a result of a gain of $39.9 million on the divestiture of Placed, LLC, or Placed, a location-based measurement services company, as well as gains on non-marketable investments.

Income Tax Benefit (Expense)

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Income Tax Benefit (Expense)	$(18,654)	$(393)	$(2,547)	$(18,261)	4647%	$2,154	(85)%
Effective Tax Rate	(2.0)%	(0.0)%	(0.2)%

2020 compared to 2019

Income tax expense was $18.7 million for the year ended December 31, 2020, compared to $0.4 million for the same period in 2019. This increase was primarily driven by a discrete expense resulting from intra-entity transfers of intangible assets, partially offset by a discrete benefit resulting from a partial valuation allowance release on our deferred tax assets due to deferred tax liabilities originating from acquisitions.

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

Net Loss and Adjusted EBITDA

	Year Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	$	%	$	%
	(dollars in thousands)
Net Loss	$(944,839)	$(1,033,660)	$(1,255,911)	$88,821	(9)%	$222,251	(18)%
Adjusted EBITDA	$45,163	$(202,230)	$(575,637)	$247,393	(122)%	$373,407	(65)%

2020 compared to 2019

Net loss for the year ended December 31, 2020 was $944.8 million, compared to $1.0 billion for the same period in 2019. Adjusted EBITDA for the year ended December 31, 2020 was $45.2 million, compared to $(202.2) million for the same period in 2019. The decrease in net loss was attributable to a legal expense of $100.0 million for the preliminary settlement agreement of securities class actions in the prior period, partially offset by a gain of $39.9 million on the divestiture of Placed recognized in the prior period. The increase in Adjusted EBITDA was driven by increased revenues, partially offset by increased cost of revenue mainly due to higher infrastructure costs attributable to DAU growth and increased user activity between the periods.

For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Selected Financial Data—Non-GAAP Financial Measures.”

Unaudited Quarterly Results of Operations Data

The following table sets forth the primary components of our unaudited quarterly consolidated statements of cash flows for each of the four quarters in the periods ended December 31, 2020 and December 31, 2019. These unaudited quarterly statements of cash flows have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(66,178)	$(95,789)	$(76,149)	$(66,842)	$6,283	$(66,554)	$(54,828)	$(52,545)
Net cash provided by (used in) investing activities	(80,928)	184,715	(688,319)	(144,076)	371,577	(492,124)	(375,250)	(234,067)
Net cash provided by (used in) financing activities	5,596	1,342	1,157,550	1,364	3,130	909,059	2,434	8,168
Change in cash, cash equivalents, and restricted cash	$(141,510)	$90,268	$393,082	$(209,554)	$380,990	$350,381	$(427,644)	$(278,444)

The following table sets forth the major components of our unaudited quarterly consolidated statements of operations for each of the four quarters in the periods ended December 31, 2020 and December 31, 2019. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period.

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$320,426	$388,021	$446,199	$560,888	$462,478	$454,158	$678,668	$911,322
Costs and expenses(1) (2):
Cost of revenue	203,767	215,492	223,140	253,439	253,410	250,454	293,095	385,546
Research and development	216,185	236,199	211,599	219,526	238,613	260,863	283,639	318,446
Sales and marketing	97,882	111,504	123,240	125,972	122,205	132,118	143,511	157,634
General and administrative	118,653	129,644	117,073	215,547	134,614	121,331	126,287	146,932
Total costs and expenses	636,487	692,839	675,052	814,484	748,842	764,766	846,532	1,008,558
Operating loss	(316,061)	(304,818)	(228,853)	(253,596)	(286,364)	(310,608)	(167,864)	(97,236)
Interest income	7,816	7,446	10,317	10,463	8,589	4,768	2,801	1,969
Interest expense	(756)	(809)	(8,654)	(14,775)	(15,113)	(24,727)	(28,212)	(29,176)
Other income (expense), net	(1,127)	44,085	(1,481)	17,536	(12,389)	3,575	(5,669)	29,471
Loss before income taxes	(310,128)	(254,096)	(228,671)	(240,372)	(305,277)	(326,992)	(198,944)	(94,972)
Income tax benefit (expense)	(279)	(1,078)	1,296	(332)	(659)	1,041	(909)	(18,127)
Net loss	$(310,407)	$(255,174)	$(227,375)	$(240,704)	$(305,936)	$(325,951)	$(199,853)	$(113,099)

(1)	Stock-based compensation expense included in the above line items:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,849	$1,786	$1,332	$1,398	$1,782	$2,066	$2,623	$2,896
Research and development	112,242	132,610	108,176	111,611	118,317	127,516	132,003	155,436
Sales and marketing	17,760	26,474	23,333	25,788	24,806	27,107	27,393	28,964
General and administrative	30,705	34,704	28,387	27,858	27,144	29,482	30,061	32,586
Total	$162,556	$195,574	$161,228	$166,655	$172,049	$186,171	$192,080	$219,882

(2)	Depreciation and amortization expense included in the above line items:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,146	$5,642	$4,580	$4,903	$5,525	$5,532	$5,615	$5,533
Research and development	8,650	7,188	8,632	8,738	8,915	8,463	9,526	10,723
Sales and marketing	4,015	3,045	3,109	3,087	3,166	3,381	3,233	3,136
General and administrative	4,508	6,785	4,325	3,892	3,598	3,549	3,430	3,419
Total	$23,319	$22,660	$20,646	$20,620	$21,204	$20,925	$21,804	$22,811

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$(66,178)	$(95,789)	$(76,149)	$(66,842)	$6,283	$(66,554)	$(54,828)	$(52,545)
Less:
Purchases of property and equipment	(11,814)	(7,633)	(7,938)	(9,093)	(10,891)	(15,767)	(14,727)	(16,447)
Free Cash Flow	$(77,992)	$(103,422)	$(84,087)	$(75,935)	$(4,608)	$(82,321)	$(69,555)	$(68,992)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(310,407)	$(255,174)	$(227,375)	$(240,704)	$(305,936)	$(325,951)	$(199,853)	$(113,099)
Add (deduct):
Interest income	(7,816)	(7,446)	(10,317)	(10,463)	(8,589)	(4,768)	(2,801)	(1,969)
Interest expense	756	809	8,654	14,775	15,113	24,727	28,212	29,176
Other (income) expense, net	1,127	(44,085)	1,481	(17,536)	12,389	(3,575)	5,669	(29,471)
Income tax (benefit) expense	279	1,078	(1,296)	332	659	(1,041)	909	18,127
Depreciation and amortization	23,319	22,660	20,646	20,620	21,204	20,925	21,804	22,811
Stock-based compensation expense	162,556	195,574	161,228	166,655	172,049	186,171	192,080	219,882
Payroll tax expense related to stock-based compensation	6,737	7,871	4,604	8,628	11,874	7,942	10,341	20,152
Securities class actions legal charges	—	—	—	100,000	—	—	—	—
Adjusted EBITDA	$(123,449)	$(78,713)	$(42,375)	$42,307	$(81,237)	$(95,570)	$56,361	$165,609

The following table sets forth the components of our unaudited quarterly consolidated statements of operations for each of the periods presented as a percentage of revenue:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	64	56	50	45	55	55	43	42
Research and development	67	61	47	39	52	57	42	35
Sales and marketing	31	29	28	22	26	29	21	17
General and administrative	37	33	26	38	29	27	19	16
Total costs and expenses	199	179	151	145	162	168	125	111
Operating loss	99	79	51	45	62	68	25	11
Interest income	2	2	2	2	2	1	—	—
Interest expense	—	—	2	3	3	5	4	3
Other income (expense), net	—	11	—	3	3	1	1	3
Loss before income taxes	97	65	51	43	66	72	29	10
Income tax benefit (expense)	—	—	—	—	—	—	—	2
Net loss	97%	66%	51%	43%	66%	72%	29%	12%

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.5 billion as of December 31, 2020, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes, or the 2025 Notes. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to pay the costs of the capped call transactions, or the 2025 Capped Call Transactions, discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price for conversion was satisfied as of December 31, 2020 and as a result, the 2025 Notes first became eligible for optional conversion during the first quarter of 2021.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes, or the 2026 Notes. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the capped call transactions, or the 2026 Capped Call Transactions, discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price for conversion was satisfied as of December 31, 2020 and as a result, the 2026 Notes first became eligible for optional conversion during the first quarter of 2021.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the 2025 Capped Call Transactions and issuance of the 2025 Notes. As of December 31, 2020, no amounts were outstanding under the Credit Facility. As of December 31, 2020, we had $25.4 million in the form of outstanding standby letters of credit.

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

As of December 31, 2020, approximately 9% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs. The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(167,644)	$(304,958)	$(689,924)
Net cash provided by (used in) investing activities	(729,864)	(728,608)	694,454
Net cash provided by financing activities	922,791	1,165,852	47,437
Change in cash, cash equivalents, and restricted cash	$25,283	$132,286	$51,967
Free Cash Flow (1)	$(225,476)	$(341,436)	$(810,166)

(1)

For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Selected Financial Data—Non-GAAP Financial Measures.”

Net Cash Used in Operating Activities

2020 compared to 2019

Net cash used in operating activities decreased $137.3 million in the year ended December 31, 2020 compared to the same period in 2019. Net cash used in operating activities was $167.6 million for the year ended December 31, 2020, resulting primarily from net loss, adjusted for non-cash items, including stock-based compensation expense of $770.2 million, depreciation and amortization expense of $86.7 million, and amortization of debt discount and issuance costs of $81.4 million. Net cash used in operating activities was also driven by a $255.8 million increase in the accounts receivable balance due to an increase in revenue, partially offset by an increase in accrued expenses and other current liabilities of $108.6 million primarily due to the timing of payments.

Net Cash Used in Investing Activities

2020 compared to 2019

Net cash used in investing activities was $729.9 million and $728.6 million for the years ended December 31, 2020 and 2019, respectively. Our investing activities in the current period consisted primarily of the purchase of marketable securities of $3.5 billion, partially offset by the sales and maturities of marketable securities of $3.1 billion. Net cash used in investing activities in the prior period consisted of the purchase of marketable securities of $2.5 billion partially offset by the sales and maturities of marketable securities of $1.8 billion.

Net Cash Provided by Financing Activities

2020 compared to 2019

Net cash provided by financing activities was $922.8 million and $1.2 billion for the years ended December 31, 2020 and 2019, respectively. Our financing activities in the current period consisted primarily of net proceeds of $888.6 million from the issuance of the 2025 Notes and the purchase of the 2025 Capped Call Transactions. Net cash provided by financing activities in the prior periods consisted of net proceeds of $1.15 billion from the issuance of the 2026 Convertible Notes and the purchase of the 2026 Capped Call Transactions.

Free Cash Flow

2020 compared to 2019

Free Cash Flow was $(225.5) million and $(341.4) million for the years ended December 31, 2020 and 2019, respectively, and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $57.8 million and $36.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Total	1 Year (2021)	2-3 Years (2022 and 2023)	4-5 Years (2024 and 2025)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$1,029,000	$646,667	$382,333	$—	$—
Lease commitments	418,685	59,276	128,937	122,403	108,069
Other commitments	45,243	34,483	10,701	57	2
Total contractual commitments	$1,492,928	$740,426	$521,971	$122,460	$108,071

For additional discussion on our leases, hosting, and other purchase commitments, see Note 8 and Note 9 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

We determine revenue recognition by first identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when, or as, we satisfy a performance obligation.

We generate substantially all of our revenues by offering various advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Filters and Sponsored Lenses. Sponsored Filters allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap. Sponsored Lenses allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences.

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

In arrangements where another party is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.

Stock-Based Compensation

In the year ended December 31, 2020, total stock-based compensation expense recognized was $770.2 million. We have granted stock-based awards consisting primarily of restricted stock units, or RSUs, restricted stock awards, or RSAs, and to a lesser extent, stock options to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs granted before January 1, 2017, or Pre-2017 RSUs, included both service-based and performance conditions to vest in the underlying common stock. The service-based condition for the majority of these awards is satisfied over four years. The performance condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred in March 2017. On the effectiveness of the registration statement for our IPO, we recognized $1.3 billion in stock-based compensation expense. All RSUs and RSAs granted after December 31, 2016, or Post-2017 Awards, vest on the satisfaction of only service-based conditions. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years.

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

Restricted Stock Units and Restricted Stock Awards

As of December 31, 2020, total unrecognized compensation cost related to Post-2017 Awards was $1.8 billion and is expected to be recognized over a weighted-average period of 2.6 years. All compensation cost related to Pre-2017 RSUs was recognized as of December 31, 2020.

CEO Award

On the closing of the IPO, our CEO received the CEO award for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs on the closing of the IPO, net of shares withheld to satisfy tax withholding obligations. The CEO award vested immediately on the closing of the IPO, and such shares were being delivered to the CEO in equal quarterly installments over three years beginning in November 2017. As of December 31, 2020, all shares subject to the CEO award have been settled.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $545.6 million and $520.3 million at December 31, 2020 and December 31, 2019, respectively. We had marketable securities totaling $2.0 billion and $1.6 billion at December 31, 2020 and December 31, 2019, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

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

Foreign Currency Risk

For all periods presented, our sales and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar.

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

For the periods presented, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues by offering various advertising products on Snapchat. The substantial majority of such advertising revenues is generated based upon contractual agreements with customers that are on a fixed fee for advertisements delivered over a period of time, or fees based on the number of advertising impressions delivered. Revenue related to fixed fee agreements is recognized ratably over the service period while revenue related to agreements based on the number of advertising impressions delivered is recognized when the advertisement is displayed.

The Company’s revenue recognition process utilizes multiple, complex, proprietary systems and tools for the initiation, processing and recording of transactions which comprise a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which required significant audit effort. Also, the identification and evaluation of certain non-standard terms and conditions required incremental audit effort to determine the distinct performance obligations and the timing of revenue recognition.

How We Addressed the Matter in Our Audit

With the support of our information technology professionals, we identified and tested the relevant systems and tools used for the determination of initiation, processing, recording and billing of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems. We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the identification and evaluation of revenue recognition for standard and non-standard terms and conditions.

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing systems, by agreeing amounts recognized to contractual terms and conditions, and tested revenue recognized to accounts receivables and cash receipts.  Additionally, we examined standard customer online terms and conditions to understand the distinct performance obligations and tested the timing of revenue recognition. Further, we selected a sample of non-standard contractual arrangements to understand the performance obligations and the timing of revenue recognition. To assess completeness of non-standard terms and conditions, we obtained confirmations of terms and conditions for a sample of customers.

Convertible Notes
Description of the Matter

As described in Note 7 to the consolidated financial statements, in April 2020 the Company issued $1.0 billion of convertible senior notes due in 2025 (Convertible Notes), which permits the Company to settle the Convertible Notes in cash or stock at its option.  The Company entered into separate capped call transactions to reduce potential dilution upon conversion of the Convertible Notes. These transactions are collectively referred to as the Convertible Notes Transactions. The accounting for the Convertible Notes Transactions was complex as it required assessment of whether features in the Convertible Notes required bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the Convertible Notes Transactions were complex as the valuation of the conversion feature in the Convertible Notes involved estimation of the fair value of the liability component of the Convertible Notes on a stand-alone basis.

Auditing the Company’s accounting for the Convertible Notes Transactions involved addressing the complexity in assessing the components for separability and assessing the valuation of the liability component on a stand-alone basis. The Company estimated the fair value of the liability component of the Convertible Notes, absent any embedded conversion features, using a discounted cash flow model with a risk adjusted yield. In estimating the risk adjusted yield, the Company utilized both income and market approaches. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including estimates of the Company’s equity volatility, dividend yield and a market risk free rate. For the market approach, the Company performed an evaluation of debt securities issued by companies with a similar credit risk rating to determine the fair value of the liability component. Additionally, the Company performed a detailed analysis of the terms of the Convertible Notes Transactions to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s Convertible Notes Transactions, including its controls over the estimation of the fair value of the stand-alone liability component and evaluating the existence of embedded derivatives.

To test the Company’s initial accounting for the Convertible Notes Transactions, our audit procedures included, among others, reading the underlying agreements and evaluating the Company’s analysis of the initial accounting of the Convertible Notes Transactions, including the identification of any derivatives included in the arrangements.

Our testing of the fair value of the liability component included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield and the market risk free rate as well as its analysis of comparable issuances of debt securities by companies within a similar industry and with a similar credit risk rating. In addition, we involved a valuation specialist to assist in our evaluation of the methodology used by the Company and the appropriateness of significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

February 4, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on Internal Control over Financial Reporting

We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 4, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 4, 2021

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(944,839)	$(1,033,660)	$(1,255,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,744	87,245	91,648
Stock-based compensation	770,182	686,013	538,211
Deferred income taxes	(6,326)	(491)	(383)
Gain on divestiture	—	(39,883)	—
Amortization of debt discount and issuance costs	81,401	17,797	—
Lease exit charges	—	—	33,033
Other	(961)	(28,575)	(903)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(255,818)	(147,862)	(77,506)
Prepaid expenses and other current assets	(14,587)	(9,849)	1,594
Operating lease right-of-use assets	38,940	58,199	—
Other assets	(11,442)	1,169	21,785
Accounts payable	20,374	20,674	(33,532)
Accrued expenses and other current liabilities	108,601	146,063	(14,325)
Operating lease liabilities	(49,730)	(60,844)	—
Other liabilities	9,817	(954)	6,365
Net cash used in operating activities	(167,644)	(304,958)	(689,924)
Cash flows from investing activities
Purchases of property and equipment	(57,832)	(36,478)	(120,242)
Proceeds from divestiture, net	—	73,796	—
Cash paid for acquisitions, net of cash acquired	(168,850)	(77,119)	(815)
Non-marketable investments	(111,586)	(5,481)	(22,495)
Purchases of marketable securities	(3,524,599)	(2,477,388)	(1,653,918)
Sales of marketable securities	389,974	184,179	45,007
Maturities of marketable securities	2,737,523	1,608,854	2,438,206
Other	5,506	1,029	8,711
Net cash provided by (used in) investing activities	(729,864)	(728,608)	694,454
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	988,582	1,251,411	—
Purchase of capped calls	(100,000)	(102,086)	—
Proceeds from the exercise of stock options	34,209	16,527	47,988
Stock repurchases from employees for tax withholdings	—	—	(551)
Net cash provided by financing activities	922,791	1,165,852	47,437
Change in cash, cash equivalents, and restricted cash	25,283	132,286	51,967
Cash, cash equivalents, and restricted cash, beginning of period	521,260	388,974	337,007
Cash, cash equivalents, and restricted cash, end of period	$546,543	$521,260	$388,974
Supplemental disclosures
Cash paid for income taxes, net	$3,692	$156	$3,598
Cash paid for interest	$12,019	$1,546	$—
Supplemental disclosures of non-cash activities
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$2,732	$(6,027)	$(7,764)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$2,506,626	$1,715,534	$1,180,446
Costs and expenses:
Cost of revenue	1,182,505	895,838	798,865
Research and development	1,101,561	883,509	772,185
Sales and marketing	555,468	458,598	400,824
General and administrative	529,164	580,917	477,022
Total costs and expenses	3,368,698	2,818,862	2,448,896
Operating loss	(862,072)	(1,103,328)	(1,268,450)
Interest income	18,127	36,042	27,228
Interest expense	(97,228)	(24,994)	(3,894)
Other income (expense), net	14,988	59,013	(8,248)
Loss before income taxes	(926,185)	(1,033,267)	(1,253,364)
Income tax benefit (expense)	(18,654)	(393)	(2,547)
Net loss	$(944,839)	$(1,033,660)	$(1,255,911)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.65)	$(0.75)	$(0.97)
Diluted	$(0.65)	$(0.75)	$(0.97)
Weighted average shares used in computation of net loss per share:
Basic	1,455,693	1,375,462	1,300,568
Diluted	1,455,693	1,375,462	1,300,568

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(944,839)	$(1,033,660)	$(1,255,911)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(516)	797	710
Foreign currency translation	21,306	(3,371)	(11,720)
Total other comprehensive income (loss), net of tax	20,790	(2,574)	(11,010)
Total comprehensive income (loss)	$(924,049)	$(1,036,234)	$(1,266,921)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$545,618	$520,317
Marketable securities	1,991,922	1,592,488
Accounts receivable, net of allowance	744,288	492,194
Prepaid expenses and other current assets	56,147	38,987
Total current assets	3,337,975	2,643,986
Property and equipment, net	178,709	173,667
Operating lease right-of-use assets	269,728	275,447
Intangible assets, net	105,929	92,121
Goodwill	939,259	761,153
Other assets	192,638	65,550
Total assets	$5,024,238	$4,011,924
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,908	$46,886
Operating lease liabilities	41,077	42,179
Accrued expenses and other current liabilities	554,342	410,610
Total current liabilities	667,327	499,675
Convertible senior notes, net	1,675,169	891,776
Operating lease liabilities, noncurrent	287,292	303,178
Other liabilities	64,474	57,382
Total liabilities	2,694,262	1,752,011
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,248,010 shares issued and outstanding at December 31, 2020 and 3,000,000 shares authorized, 1,160,127 shares issued and outstanding at December 31, 2019.	12	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 23,696 shares issued and outstanding at December 31, 2020 and 700,000 shares authorized, 24,522 shares issued and outstanding at December 31, 2019.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2020 and 260,888 shares authorized, 231,147 shares issued and outstanding at December 31, 2019.	2	2
Additional paid-in capital	10,200,141	9,205,256
Accumulated other comprehensive income (loss)	21,363	573
Accumulated deficit	(7,891,542)	(6,945,930)
Total stockholders’ equity	2,329,976	2,259,913
Total liabilities and stockholders’ equity	$5,024,238	$4,011,924

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,160,127	12	999,304	10	883,022	9
Shares issued in connection with exercise of stock options under stock-based compensation plans	3,824	—	3,291	—	15,856	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	78,042	—	86,519	1	64,831	1
Conversion of Class B voting common stock to Class A non-voting common stock	6,017	—	71,013	1	35,634	—
Stock repurchases from employees for tax withholdings	—	—	—	—	(39)	—
Balance, end of period	1,248,010	12	1,160,127	12	999,304	10
Class B voting common stock
Balance, beginning of period	24,522	—	93,846	1	122,564	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	754	—	1,389	—	3,414	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	—	—	300	—	3,502	—
Conversion of Class B voting common stock to Class A non-voting common stock	(6,017)	—	(71,013)	(1)	(35,634)	—
Conversion of Class C voting common stock to Class B voting common stock	4,437	—	—	—	—	—
Balance, end of period	23,696	—	24,522	—	93,846	1
Class C voting common stock
Balance, beginning of period	231,147	2	224,611	2	216,616	2
Conversion of Class C voting common stock to Class B voting common stock	(4,437)	—	—	—	—	—
Issuance of Class C voting common stock for settlement of restricted stock units, net	4,917	—	6,536	—	7,995	—
Balance, end of period	231,627	2	231,147	2	224,611	2
Additional paid-in capital
Balance, beginning of period	—	9,205,256	—	8,220,417	—	7,634,825
Stock-based compensation expense	—	771,084	—	686,013	—	538,211
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	34,209	—	16,567	—	47,988
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	3,003	—	6,913	—	—
Stock repurchases from employees for tax withholdings	—	—	—	—	—	(607)
Equity component of convertible senior notes, net	—	286,589	—	377,432	—	—
Purchase of capped calls	—	(100,000)	—	(102,086)	—	—
Balance, end of period	—	10,200,141	—	9,205,256	—	8,220,417
Accumulated deficit
Balance, beginning of period	—	(6,945,930)	—	(5,912,578)	—	(4,656,667)
Cumulative-effect adjustment from accounting changes	—	(773)	—	308	—	—
Net loss	—	(944,839)	—	(1,033,660)	—	(1,255,911)
Balance, end of period	—	(7,891,542)	—	(6,945,930)	—	(5,912,578)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	573	—	3,147	—	14,157
Other comprehensive income (loss), net of tax	—	20,790	—	(2,574)	—	(11,010)
Balance, end of period	—	21,363	—	573	—	3,147
Total stockholders’ equity	1,503,333	$2,329,976	1,415,796	$2,259,913	1,317,761	$2,310,999

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, lease exit charges, forfeiture rate, the fair value of convertible senior notes, the fair value of stock-based awards, and the fair value of non-marketable investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Cost of Revenue

Cost of revenue includes payments for content and third-party selling costs, referred to as partner arrangements. Under some of these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Partner arrangement costs were $324.3 million, $174.7 million, and $120.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In addition, cost of revenue consists of expenses associated with infrastructure costs of the Snapchat mobile application, advertising measurement services, and personnel-related costs. Cost of revenue includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs for Spectacles.

Advertising

Advertising costs are expensed as incurred and were $29.5 million, $31.4 million, and $11.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Capital Structure

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

On the closing of the IPO, our Chief Executive Officer (“CEO”) received a restricted stock unit (“RSU”) award (“CEO award”) for 37.4 million shares of Series FP preferred stock, which automatically converted into an equivalent number of shares of Class C common stock on the closing of the IPO. The CEO award represented 3.0% of all outstanding shares on the closing of the IPO, including shares sold by us in the IPO and vested stock options and RSUs, net of shares withheld to satisfy tax withholding obligations, on the closing of the IPO. The CEO award vested immediately on the closing of the IPO, and such shares were delivered to the CEO in quarterly installments over three years beginning in November 2017. There was no continuing service requirement for our CEO. The stock-based compensation expense recognized related to the CEO award was $636.6 million, which was based on the vesting of 37.4 million shares of Class C common stock on the closing of the IPO, at the initial public offering price of $17.00 per share. As of December 31, 2020, all shares of Class C common stock deliverable under the CEO award were settled.

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

All RSUs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 RSUs”). The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period.

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

The future tax benefits on settlement of the above RSUs and RSAs is not expected to be material as currently we have established valuation allowances to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The majority of the future tax benefits that arise on settlement of the above RSUs are in jurisdictions for which our net deferred tax assets have a full valuation allowance.

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

Restricted Cash

We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2020 and 2019, restricted cash balances were immaterial.

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

Non-Marketable Investments

Our investments in privately held companies are primarily non-marketable equity securities without readily determinable fair values. We adjust the carrying value of non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. Any adjustments to carrying value of these investments are recorded in other income (expense), net in our consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2020 and 2019, the allowance for doubtful accounts was immaterial.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2021, we adopted this standard on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements, including accounting policies, processes, and systems.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 in the fourth quarter of 2019. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2018-15 effective January 1, 2020. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

We determine revenue recognition by first identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when, or as, we satisfy a performance obligation.

We generate substantially all of our revenues by offering various advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Filters and Sponsored Lenses. Sponsored Filters allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap. Sponsored Lenses allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences.

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

In arrangements where another party is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.

We also generate revenue from sales of our hardware product, Spectacles. For the periods presented, revenue from the sales of Spectacles was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue:
North America (1) (2)	$1,649,937	$1,068,108	$780,992
Europe (3)	425,445	299,913	183,077
Rest of world	431,244	347,513	216,377
Total revenue	$2,506,626	$1,715,534	$1,180,446

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $1.6 billion, $1.0 billion, and $752.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period, adjusted for vested RSUs that have not been settled and RSAs for which the risk of forfeiture has not yet lapsed.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the Convertible Notes on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020			2019			2018
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(775,801)	$(15,577)	$(153,461)	$(817,156)	$(33,341)	$(183,164)	$(921,235)	$(94,897)	$(239,779)
Net loss attributable to common stockholders	$(775,801)	$(15,577)	$(153,461)	$(817,156)	$(33,341)	$(183,164)	$(921,235)	$(94,897)	$(239,779)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,195,259	23,999	236,435	1,087,366	44,366	243,730	953,992	98,271	248,305
Diluted shares:
Weighted-average common shares - Diluted	1,195,259	23,999	236,435	1,087,366	44,366	243,730	953,992	98,271	248,305
Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(0.65)	$(0.65)	$(0.75)	$(0.75)	$(0.75)	$(0.97)	$(0.97)	$(0.97)
Diluted	$(0.65)	$(0.65)	$(0.65)	$(0.75)	$(0.75)	$(0.75)	$(0.97)	$(0.97)	$(0.97)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock options	5,624	10,262	16,291
Unvested RSUs and RSAs	131,172	148,797	158,264
Convertible Notes (if-converted)	101,591	55,468	—

4. Stockholders’ Equity

Common Stock

As of December 31, 2020, we are authorized to issue 3,000,000,000 shares of Class A nonvoting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stock has no voting rights, Class B common stock is entitled to one vote per share, and Class C common stock is entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2020, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.

As of December 31, 2020, there were 1,248,010,076 shares, 23,696,369 shares, and 231,626,943 shares of Class A common stock, Class B common stock, and Class C common stock, respectively, issued and outstanding.

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

We initially reserved 87,270,108 shares of our Class A common stock for future issuance under the 2017 Plan. An additional number of shares of Class A common stock will be added to the 2017 Plan equal to (i) 96,993,064 shares of Class A common stock reserved for future issuance pursuant to outstanding stock options and unvested RSUs under the 2014 Plan, (ii) 37,228,865 shares of Class A common stock issuable on conversion of Class B common stock underlying stock options and unvested RSUs outstanding under the 2012 Plan, (iii) 17,858,235 shares of Class A common stock that were reserved for issuance under the 2014 Plan as of the date the 2017 Plan became effective, (iv) 11,004,580 shares of Class A common stock issuable on conversion of Class B common stock that were reserved for issuance under the 2012 Plan as of the date the 2017 Plan became effective, and (v) a maximum of 86,737,997 shares of Class A common stock that will be added pursuant to the following sentence. With respect to each share that returns to the 2017 Plan pursuant to (i) and (ii) of the prior sentence that was associated with an award that was outstanding under the 2014 Plan and 2012 Plan as of October 31, 2016, an additional share of Class A common stock will be added to the share reserve of the 2017 Plan, up to a maximum of 86,737,997 shares. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 5.0% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, and (ii) a number determined by our board of directors. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the year ended December 31, 2020:

	Class A Outstanding	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2019	148,797	$12.39
Granted	61,337	$19.67
Vested	(71,301)	$13.60
Forfeited	(7,661)	$13.19
Unvested at December 31, 2020	131,172	$15.10

The total fair value of RSUs and RSAs vested during the years ended December 31, 2020, 2019, and 2018 was $969.4 million, $964.7 million, and $890.4 million, respectively.

All compensation cost related to Pre-2017 RSUs was recognized as of December 31, 2020. Total unrecognized compensation cost related to Post-2017 Awards was $1.8 billion as of December 31, 2020 and is expected to be recognized over a weighted-average period of 2.6 years

Additionally, we had 9.4 million RSUs that were vested but have not yet settled as of December 31, 2019, respectively. The balance as of December 31, 2019 was primarily related to the CEO Award. RSUs related to the CEO Award were fully settled as of December 31, 2020.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2020:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2019	8,712	1,550	$9.00	5.59	$75,460
Granted	90	—	$24.95	—	$—
Exercised	(3,824)	(754)	$7.47	—	$—
Forfeited	(150)	—	$13.78	—	$—
Outstanding at December 31, 2020	4,828	796	$10.37	5.20	$223,230
Exercisable at December 31, 2020	3,466	796	$9.35	4.37	$173,581
Vested and expected to vest at December 31, 2020	4,761	796	$10.34	5.17	$220,777

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2020 and December 31, 2019, respectively.

The weighted-average fair value of stock options granted during the years ended December 31, 2020 and 2019 was $12.11 and $7.44 per share, respectively. The expense is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material in the years ended December 31, 2020, 2019, and 2018.

Total unrecognized compensation cost related to unvested stock options was $8.4 million as of December 31, 2020 and is expected to be recognized over a weighted-average period of 1.3 years.

The total grant date fair value of stock options that vested in the years ended December 31, 2020, 2019, and 2018 was $11.1 million, $23.3 million, and $24.8 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2020, 2019, and 2017 was $75.5 million, $44.0 million, and $289.1 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$9,367	$6,365	$4,393
Research and development	533,272	464,639	340,533
Sales and marketing	108,270	93,355	84,059
General and administrative	119,273	121,654	109,226
Total	$770,182	$686,013	$538,211

5. Business Acquisitions and Divestitures

2020 Acquisitions

For the year ended December 31, 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate allocation of acquisition date fair value was as follows:

Total
(in thousands)
Technology	$ 46,112
Goodwill	162,747
Net deferred tax liability	(5,741)
Other assets acquired and liabilities assumed, net	1,392
Total	$ 204,510

The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $49.6 million is deductible for tax purposes.

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

The allocation of acquisition date fair value was as follows:

Total
(in thousands)
Technology	$16,000
Goodwill	110,734
Other assets acquired and liabilities assumed, net	1,353
Total	$128,087

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Placed, LLC

In June 2019, we divested our membership interest in Placed, a location-based measurement services company, to Foursquare Labs, Inc. (“Foursquare”). The total cash consideration received was $77.8 million, which includes amounts paid for severance and equity compensation. $66.9 million represents purchase consideration and we recognized a net gain on divestiture of $39.9 million, which is included in other income (expense), net, on our consolidated statements of operations. The operating results of Placed were not material to our consolidated revenue or consolidated operating loss for all periods presented. We determined that Placed did not meet the criteria to be classified as discontinued operations.

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

Additional Information on 2020 and 2019 Acquisitions

Unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2018	$632,370
Goodwill acquired	134,255
Goodwill divested	(2,682)
Foreign currency translation	(2,790)
Balance as of December 31, 2019	$761,153
Goodwill acquired	162,747
Foreign currency translation	15,359
Balance as of December 31, 2020	$939,259

Intangible assets consisted of the following:

	December 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.6	$414	$283	$131
Acquired developed technology	3.2	206,197	111,129	95,068
Patents	4.9	19,860	9,130	10,730
		$226,471	$120,542	$105,929

	December 31, 2019
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	2.6	$5,414	$5,200	$214
Trademarks	—	3,072	3,072	—
Acquired developed technology	3.6	175,414	95,921	79,493
Customer relationships	—	2,172	2,172	—
Patents	5.9	19,710	7,296	12,414
		$205,782	$113,661	$92,121

Amortization of intangible assets for the years ended December 31, 2020, 2019, and 2018 was $33.5 million, $33.4 million, and $42.6 million, respectively.

As of December 31, 2020, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2021	$37,366
2022	28,406
2023	24,258
2024	13,971
2025	1,411
Thereafter	517
Total	$105,929

7. Long-Term Debt

Convertible Notes

2025 Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes consisted of an $850.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2025 Notes with the option to purchase an additional $150.0 million aggregate principal amount of the 2025 Notes, which was fully exercised. The 2025 Notes were issued pursuant to an Indenture, dated April 28, 2020 (the “Indenture”). The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the 2025 Capped Call Transactions discussed below.

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

2026 Notes

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the 2026 Capped Call Transactions discussed below.

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

The Convertible Notes consisted of the following:

	As of December 31, 2020		As of December 31, 2019
	2025 Notes	2026 Notes	2026 Notes
	(in thousands)
Liability:
Principal	$1,000,000	$1,265,000	$1,265,000
Unamortized debt discount and issuance costs	(263,956)	(325,875)	(373,224)
Net carrying amount	$736,044	$939,125	$891,776
Carrying amount of the equity component	$286,589	$377,432	$377,432

As of December 31, 2020, the debt discount and debt issuance costs on the 2025 Notes and 2026 Notes will be amortized over the remaining period of approximately 4.3 years and 5.6 years, respectively.

Interest expense related to the amortization of debt discount and issuance costs was $81.4 million and $17.8 million for the years ended December 31, 2020 and 2019, respectively, while contractual interest expense was $11.2 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively. As neither of the Convertible Notes were outstanding in 2018, no interest expense related to these notes was recorded for the year ended December 31, 2018.

As of December 31, 2020, the if-converted value of the 2025 Notes and 2026 Notes exceeded the principal amount by $1,512 million and $1,309 million, respectively. The sale price for conversion was satisfied as of December 31, 2020 and as a result, the Convertible Notes first became eligible for optional conversion during the first quarter of 2021.

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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. As of December 31, 2020, the Capped Call Transactions were in-the-money and will not be remeasured as long as they continue to meet the conditions for equity classification.

Credit Facility

In July 2016, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the 2025 Capped Call Transactions and issuance of the 2025 Notes. As of December 31, 2020, no amounts were outstanding under the Credit Facility. As of December 31, 2020, we had $25.4 million in the form of outstanding standby letters of credit.

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

The future minimum contractual commitment including commitments less than one year, as of December 31, 2020 for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Year ending December 31,
2021	$681,150
2022	392,882
2023	152
2024	57
2025	—
Thereafter	2
Total minimum commitments	$1,074,243

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

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. The settlement agreement was preliminarily approved by the federal court in April 2020 and by the state court in November 2020. The settlement amount was paid into escrow in December 2020 and will be released following final approval.

On April 3, 2018, BlackBerry Limited filed a lawsuit against us alleging that we infringe six of its patents. This lawsuit was dismissed in November 2019 after four of the patents were ruled to be invalid; and in December 2020, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2020. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2020.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2021 and 2042. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term. Additionally, we sublease certain operating leases to third parties primarily as a result of moving to a centralized corporate office in Santa Monica, California in 2018.

Lease Cost

The components of lease cost were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease expense	$60,450	$60,921
Sublease income	(2,815)	(4,716)
Total net lease costs	$57,635	$56,205

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	For the Year Ended December 31,
	2020	2019
Weighted-average remaining lease term	7.6	8.1
Weighted-average discount rate	5.5%	5.7%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of December 31, 2020 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2021	$59,129
2022	63,968
2023	59,859
2024	59,731
2025	55,341
Thereafter	107,125
Total lease payments	$405,153
Less: Imputed interest	(76,784)
Present value of lease liabilities	$328,369

As of December 31, 2020, we have additional operating leases for facilities that have not yet commenced with lease obligations of $13.5 million. These operating leases will commence between 2021 and 2022 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

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

Prior to January 1, 2019, we had several lease agreements where we were deemed the owner under build-to-suit lease accounting. The value of the leased property and corresponding financing obligations was included in property and equipment, net and other liabilities, respectively, on our consolidated balance sheets as of December 31, 2018. Net assets capitalized under build-to-suit leases were $48.4 million as of December 31, 2018. As part of the adoption of Topic 842, we derecognized those assets and liabilities and recorded the difference as an adjustment to accumulated deficit at January 1, 2019. These leases are included within the right-of-use asset and lease liability balances on our consolidated balance sheet as of December 31, 2020 and 2019.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $73.3 million and $66.3 million for the years ended December 31, 2020 and 2019, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $36.2 million and $35.2 million for the years ended December 31, 2020 and 2019, respectively.

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

The following table sets forth our financial assets as of December 31, 2020 and 2019 that are measured at fair value on a recurring basis during the period:

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$464,006	$—	$—	$464,006
Level 1 securities:
U.S. government securities	1,272,125	122	(21)	1,272,226
U.S. government agency securities	245,055	8	(24)	245,039
Level 2 securities:
Corporate debt securities	81,158	1	(18)	81,141
Commercial paper	425,861	—	—	425,861
Certificates of deposit	49,267	—	—	49,267
Total	$2,537,472	$131	$(63)	$2,537,540

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$416,099	$—	$—	$416,099
Level 1 securities:
U.S. government securities	1,305,145	604	(49)	1,305,700
U.S. government agency securities	269,278	48	(32)	269,294
Level 2 securities:
Corporate debt securities	28,420	13	(4)	28,429
Commercial paper	84,498	—	—	84,498
Certificates of deposit	8,785	—	—	8,785
Total	$2,112,225	$665	$(85)	$2,112,805

Gross unrealized losses were not material as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. All of our marketable securities have contractual maturities of less than one year.

For certain non-marketable investments we have elected the fair value option, using Level 3 inputs, where changes in fair value are recorded in other income (expense), net. Unrealized gains and losses related to these debt investments were not material for the period ended December 31, 2020. As of December 31, 2020 the fair value of the debt investments was recorded within other assets and was not material.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of December 31, 2020, the fair value of the 2025 Notes and the 2026 Notes was $2.4 billion and $2.8 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$(320,757)	$(770,448)	$(969,922)
Foreign	(605,428)	(262,819)	(283,442)
Loss before income taxes	$(926,185)	$(1,033,267)	$(1,253,364)

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$—	$—	$—
State	1,035	113	106
Foreign	23,945	771	2,824
Total current income tax (benefit) expense	24,980	884	2,930
Deferred:
Federal	(1,720)	(277)	(15)
State	(414)	(85)	(40)
Foreign	(4,192)	(129)	(328)
Total deferred income tax (benefit) expense	(6,326)	(491)	(383)
Income tax (benefit) expense	$18,654	$393	$2,547

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	21.0%
State tax benefit (expense), net of federal benefit	8.3	7.6	5.1
Change in valuation allowance	(58.9)	(38.5)	(28.4)
Differences between U.S. and foreign tax rates on foreign income	(1.4)	(1.0)	(0.9)
Stock-based compensation benefit (expense)	17.8	0.8	(1.2)
U.S. federal research & development credit benefit	8.4	6.3	5.2
U.K. corporate rate increase	4.3	—	—
Acquisitions and divestitures	(0.1)	3.4	0.2
Other benefits (expenses)	(1.4)	0.4	(1.2)
Total income tax benefit (expense)	(2.0)%	(0.0)%	(0.2)%

The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrued expenses	$23,719	$31,746
Intangible assets	175,397	172,228
Stock-based compensation	41,246	134,489
Loss carryforwards	1,714,870	1,201,569
Tax credit carryforwards	460,302	337,497
Lease liability	80,794	84,154
Other(1)	6,374	5,390
Total deferred tax assets	$2,502,702	$1,967,073
Deferred tax liabilities:
Convertible debt	(138,832)	(87,904)
Right-of-use asset	(63,122)	(63,595)
Other(1)	(7,394)	(4,325)
Total deferred tax liabilities	$(209,348)	$(155,824)
Total net deferred tax assets before valuation allowance	2,293,354	1,811,249
Valuation allowance	(2,293,361)	(1,811,666)
Net deferred taxes	$(7)	$(417)
(1)

“Other” was originally presented net in our Annual Report on Form 10-K for the period ending December 31, 2019, and is now separated into “Other Assets” and “Other Liabilities” for both comparative periods. “Property and Equipment” for the year ended December 31, 2019 was originally presented on a standalone basis in our December 31, 2019 Annual Report, and is now included within “Other Liabilities”.

Income tax expense was $18.7 million for the year ended December 31, 2020, compared to a tax expense of $0.4 million for the year ended December 31, 2019. This increase was primarily driven by a discrete expense resulting from intra-entity transfers of intangible assets, partially offset by a discrete benefit resulting from a partial valuation allowance release on our deferred tax assets due to deferred tax liabilities originating from acquisitions.

On July 22, 2020 the U.K. Finance Bill 2020 was enacted, increasing the U.K. tax rate from 17% to 19% effective April 1, 2020. This change in tax rate resulted in an increase to our U.K. net deferred tax assets, which are predominantly loss carryforwards, before valuation allowance of $39.7 million, which was fully offset by an increase in our valuation allowance.

The issuance of the Convertible Notes in April 2020 and August 2019 resulted in a temporary difference between the carrying amount and tax basis of the Convertible Notes due to the allocation of debt proceeds and debt issuance costs between the liability and equity components. This basis difference resulted in the recognition of a $69.9 million and $92.1 million net deferred tax liability recorded to additional paid-in-capital in 2020 and 2019, respectively, which is fully offset by a change to our valuation allowance, also recorded to additional paid-in-capital.

In June 2019, the United States Court of Appeals for the Ninth Circuit overturned the 2015 U.S. Tax Court decision in Altera Corp. v. Commissioner, thereby upholding the portion of the Treasury regulations issued under Section 482 of the Code, requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. In June 2020, the U.S. Supreme Court denied the taxpayer’s petition to review the Ninth Circuit’s decision. As a result, we recorded a cumulative adjustment to our intercompany cost sharing transactions from prior years, which resulted in an immaterial reduction to our deferred tax assets, caused by the differences in tax rates in the impacted jurisdictions. This reduction in our deferred tax assets resulted in an offsetting reduction to our valuation allowance.

As of December 31, 2020, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.

As of December 31, 2020, we had accumulated U.S. federal and state net operating loss carryforwards of $5.3 billion and $3.2 billion, respectively. Of the $5.3 billion of federal net operating loss carryforwards, $1.5 billion was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $3.8 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and all state net operating loss carryforwards will begin to expire in 2031 and 2026, respectively. As of December 31, 2020, we had $2.1 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely, however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2020, we had accumulated U.S. federal and state research tax credits of $302.6 million and $190.4 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $2.3 billion and $1.8 billion as of December 31, 2020 and 2019, respectively. In 2020, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations and windfall tax benefits from share-based compensation, which was partially offset by the release of valuation allowance in additional paid-in-capital related to the issuance of the 2025 Notes.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance of unrecognized tax benefits	$286,605	$251,808
Additions for current year tax positions	56,226	40,221
Additions for prior year tax positions	3,218	1,977
Reductions for prior year tax positions	(712)	(7,425)
Changes due to lapse of statute of limitations	(570)	—
Changes due to foreign currency translation adjustments	204	24
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$344,971	$286,605
Interest and penalties associated with unrecognized tax benefits	357	200
Ending balance of unrecognized tax benefits (including interest and penalties)	$345,328	$286,805

The total amount of gross unrecognized tax benefits, including related interest and penalties, was $345.3 million and $286.8 million as of December 31, 2020 and 2019, respectively.

Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $11.8 million and $1.5 million that are included in other liabilities on our consolidated balance sheet as of December 31, 2020 and 2019, respectively. Assuming there continues to be a valuation allowance against deferred tax assets in future periods when gross unrecognized tax benefits are realized, this would result in a tax benefit of $12.3 million within our provision of income taxes at such time.

Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2020, interest expense recorded related to uncertain tax positions was not material.

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

Tax years ending on or after December 31, 2012 are subject to examination in the U.S., and tax years ending on or after December 31, 2019 are subject to examination in the U.K. We are currently under examination by the U.S. Internal Revenue Service for the tax year ending December 31, 2018.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2019	$429	$144	$573
OCI before reclassifications	99	21,306	21,405
Amounts reclassified from AOCI (1)	(615)	—	(615)
Net current period OCI	(516)	21,306	20,790
Balance at December 31, 2020	$(87)	$21,450	$21,363

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Computer hardware and software	$35,040	$27,528
Leasehold improvements	175,850	165,150
Furniture and equipment	74,987	85,366
Construction in progress	27,284	8,183
Total	313,161	286,227
Less: accumulated depreciation and amortization	(134,452)	(112,560)
Property and equipment, net	$178,709	$173,667

Depreciation and amortization expense on property and equipment was $53.2 million, $53.8 million, and $49.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table lists property and equipment, net by geographic area:

	As of December 31,
	2020	2019
	(in thousands)
Property and equipment, net:
United States	$157,596	$153,771
Rest of world (1)	21,113	19,896
Total property and equipment, net	$178,709	$173,667

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

14. Balance Sheet Components

Accrued expenses and other current liabilities at December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and related expenses	$141,046	$43,985
Accrued infrastructure costs	138,082	116,184
Partner revenue share liability	92,092	30,606
Acquisition liability	55,098	18,676
Accrued tax liability	38,119	18,593
Securities class actions legal charges	—	100,000
Other	89,905	82,566
Total accrued expenses and other current liabilities	$554,342	$410,610

15. Non-Marketable Investments

We held investments in privately held companies with a carrying value of $169.5 million and $55.0 million as of December 31, 2020 and 2019, respectively, which consist primarily of equity securities. Non-marketable investments are included within other assets on the consolidated balance sheet. Such investments are reviewed periodically for impairments. We recorded impairments of $29.5 million for the year ended December 31, 2020 and $7.2 million for the year ended December 31, 2018, within other income (expense), net in the consolidated statements of operations. The impairment recorded for the year ended December 31, 2019 was not material. Additionally, we recognized gains on non-marketable investments of $42.4 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively, within other income (expense), net on the consolidated statement of operations. The gains on non-marketable investments for the year ended December 31, 2018 were not material.

16. Employee Benefit Plans

We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s base salary, bonus, and commissions paid during the period, and we match 50% of each participant’s contribution between 3% and 5% of the participant’s base salary, bonus, and commissions paid during the period. During the years ended December 31, 2020, 2019, and 2018, we recognized expense of $18.4 million, $15.4 million, and $16.1 million, respectively, related to matching contributions.

17. Related Party Transactions

In November 2020, we entered into a ground sublease with an entity that is controlled by our CEO that allows us to build and operate a hangar to support our aviation program. This entity subleases the ground to us for $0 and in exchange may utilize a specified percentage of the hangar space. If the entity needs additional space within the hangar, it will pay rent to Snap at a fair market value rate determined at the time this arrangement was entered into. Any space utilized by this entity will be space that is not required for Snap’s aviation program. Subject to certain limited exceptions, neither party may terminate this sublease for at least six years. After this period, Snap or this entity may terminate the lease at any time on 24 months’ prior written notice. Upon termination of the sublease, this entity will purchase the hangar from Snap at its fair market value on the termination date.

The value of these arrangements are not material to our consolidated financial statements for the current period or for the term of the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

Amended and Restated Bylaws

On February 2, 2021, as part of its periodic review of our governing documents, our board of directors approved amendments to our amended and restated bylaws, to require the full board of directors (not a subcommittee of the board) to authorize the issuance of any voting stock.

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

2021 Discretionary Bonus Program

On February 3, 2021, the compensation committee of the board of directors approved the 2021 Bonus Program. The 2021 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses based on the level of achievement of certain corporate objectives and key results from January 1, 2021 through December 31, 2021.

The compensation committee will set the corporate objectives and key results based on the recommendations of the chief executive officer, and determine the degree to which they have been met after considering the recommendations of management. Each eligible participant in the 2021 Bonus Program may receive a bonus in an amount up to 100% of such participant’s annual base salary earned in 2021. The compensation committee may pay all or any portion of an earned bonus in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of over-achievement of the corporate objectives and key results.

There is no set formula for determining the bonus amount under the 2021 Bonus Program based on the achievement of the corporate objectives and key results. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2021 Bonus Program are expected to occur in the first quarter of 2022. A participant must remain an employee on the payment date under the 2021 Bonus Program to be eligible to earn a bonus.

The description of the 2021 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2021 Bonus Program, a copy of which is attached as Exhibit 10.22 and incorporated by reference.

We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

New Employment Agreement and Transition Agreement

On February 3, 2021, we entered into a new employment agreement and transition agreement with Jared Grusd. Under the agreement, Mr. Grusd will enter into a new fixed term employment agreement that will include continued vesting of a portion of his previously granted equity. In addition, following execution of a standard release, Mr. Grusd will receive acceleration of his outstanding equity awards that were scheduled to vest through March 15, 2021, and his salary had he remained our Chief Strategy Officer through March 31, 2021.

The foregoing description is qualified in its entirety by reference to the full text of the transition agreement, a copy of which is attached as Exhibit 10.30 and incorporated by reference.

We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2020.

Name	Age	Position
Executive Officers
Evan Spiegel	30	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	32	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	42	Chief Financial Officer
Jeremi Gorman	43	Chief Business Officer
Jared Grusd	45	Chief Strategy Officer
Jerry Hunter	56	Senior Vice President, Engineering
Rebecca Morrow	47	Chief Accounting Officer and Controller
Michael O’Sullivan	55	General Counsel
Non-Employee Directors
Michael Lynton(1)(2)	61	Director and Chairman of the Board
Kelly Coffey(3)	55	Director
Joanna Coles(2)	58	Director
Liz Jenkins(3)	43	Director
A.G. Lafley(1)(2)	73	Director
Stanley Meresman(3)	74	Director
Scott D. Miller(1)(3)	68	Director
Poppy Thorpe(1)(3)	36	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

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

Jeremi Gorman. Ms. Gorman has served as our Chief Business Officer since November 2018. Ms. Gorman was employed at Amazon.com, Inc., serving as Head of Global Field Advertising Sales from June 2018 to November 2018, as Head of Field Advertising Sales, U.S. from April 2015 to June 2018, and as Head of Entertainment Advertising Sales from 2012 to April 2015. Ms. Gorman holds a B.A. from the University of California, Los Angeles.

Jared Grusd. Mr. Grusd has served as our Chief Strategy Officer since November 2018. Mr. Grusd was employed by Oath Inc. as Chief Executive Officer, HuffPost and Global Head of News and Information at Oath Inc. from June 2017 to October 2018. Prior to that, Mr. Grusd served as Chief Executive Officer of HuffPost (formerly Huffington Post) from September 2015 to June 2017. From October 2011 to September 2015, Mr. Grusd was employed by Spotify Technology S.A. as General Counsel and Global Head of Corporate Development. Mr. Grusd holds an M.B.A. from Columbia Business School, a J.D. from University of Chicago Law School, and a B.A. from University of Pennsylvania.

Jerry Hunter. Mr. Hunter has served as our Senior Vice President, Engineering since November 2017 and previously served as Vice President of Core Engineering since October 2016. From August 2010 to October 2016, Mr. Hunter served as Vice President of Infrastructure at Amazon.com, Inc., and previously as Vice President of Corporate Applications at Amazon from October 2007 to August 2010. Mr. Hunter holds a B.S. and M.S. in Systems Engineering from the University of Arizona.

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

Non-Employee Directors

Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairman of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management, L.P., Pearson, Warner Music Group Corp., Schrodinger, Inc., and The Boston Beer Company. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc. from August 2017 until February 2019. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairman due to his extensive leadership experience.

Kelly Coffey. Ms. Coffey has served on our board of directors since May 2020. Ms. Coffey has served as Chief Executive Officer at City National Bank, a subsidiary of the Royal Bank of Canada (RBC), since February 2019. Prior to joining City National Bank, Ms. Coffey served in various leadership positions with J.P. Morgan from 1989 to January 2019, most recently serving as the Chief Executive Officer of J.P. Morgan’s U.S. Private Bank. Ms. Coffey holds an M.S. in Foreign Service from Georgetown University and a B.A. in International Affairs & French from Lafayette College. We believe that Ms. Coffey is qualified to serve as a member of our board of directors due to her extensive leadership experience.

Joanna Coles. Ms. Coles has served on our board of directors since December 2015. Ms. Coles has served as Chairperson and Chief Executive Officer of Northern Star Acquisition Corp. and Northern Star Acquisition Corp. II, or collectively Northern Star, since July 2020 and December 2020, respectively. Prior to joining Northern Star, Ms. Coles served as Chief Content Officer of Hearst Magazines from September 2016 to August 2018, overseeing editorial for Hearst’s 300 titles globally, and as Editor-in-Chief of Cosmopolitan from September 2012 to September 2016. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles worked for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She currently serves on the board of directors of Sonos, Inc., and is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. Ms. Coles holds a B.A. in English and American literature from the University of East Anglia. We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience working with content providers and advertisers.

Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) since January 2021, and served as Chief Financial Officer at Be Sunshine, LLC (Hello Sunshine from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October 2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and Strategy. She currently serves on the board of GLAAD. Ms. Jenkins holds an MBA from The Wharton School at the University of Pennsylvania and a BA in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors due to her extensive leadership experience and experience working with content providers.

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

Stanley Meresman. Mr. Meresman has served on our board of directors since July 2015. During the last ten years, Mr. Meresman has served on the boards of directors of various public and private companies, including service as chair of the audit committee for some of these companies. He currently serves on the board of directors and as chair of the audit committee of Cloudflare, Inc., DoorDash, Inc., Guardant Health, Inc., and Medallia, Inc. He served as a member of the board of directors and as chair of the audit committees of Palo Alto Networks, Inc. from September 2014 to December 2018, LinkedIn Corporation from October 2010 to December 2016, and Zynga Inc. from June 2011 to June 2015; and on the board of directors of Meru Networks, Inc. from September 2010 to May 2013, and Riverbed Technology, Inc. from March 2005 to May 2012. He also serves on the board of directors of several private companies and board of trustees of the Panetta Institute of Public Policy, a non-profit organization. From January 2004 to December 2004, Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years before joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to 1997, Mr. Meresman served as the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Meresman is qualified to serve as a member of our board of directors and chair of our audit committee due to his background as a member of the board and chair of the audit committee of other public companies and his financial and accounting expertise from his prior extensive experience as chief financial officer of two publicly traded companies.

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

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe has served as Chief Marketing Officer at Sesame Inc. since March 2020. Prior to that, Ms. Thorpe served as Head of Brand Marketing at Glossier Inc., a beauty brand, from April 2018 to February 2020, Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018, and Strategy Director at R/GA, a digital agency, from August 2014 to August 2017.Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.

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

Composition of Our Board of Directors

Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of ten members.

No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2021 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

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

Our board of directors held five meetings during 2020. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2020, all members of our board of directors attended our annual meeting of stockholders.

Executive Sessions of Independent Directors

In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2020, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairman of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of these committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may have or establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Meresman, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. Mr. Lynton was a member of the audit committee until December 2020. The chair of our audit committee is Mr. Meresman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee, other than Mr. Meresman, simultaneously serves on the audit committees of more than three public companies. Mr. Meresman currently serves on the audit committees of four other public companies, in addition to our company. Our board of directors has determined that such simultaneous service would not impair the ability of Mr. Meresman to effectively serve on our audit committee. During 2020, the audit committee met nine times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.

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

Compensation Committee

Our compensation committee consists of Mr. Lafley, Mr. Lynton, Mr. Miller, and Ms. Thorpe. Our board of directors has determined that each of Mr. Lafley, Mr. Lynton, Mr. Miller, and Ms. Thorpe is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2020, the compensation committee met six times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.

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

See the sections titled “Item 11. Executive Compensation—Compensation Discussion and Analysis” and “—Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lafley, and Mr. Lynton. The chair of our nominating and corporate governance committee is Mr. Lafley. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. During 2020, the nominating and corporate governance committee met four times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.

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

Procedures by Which Stockholders May Nominate Directors

The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2021 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2020, such persons complied with all such filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2020 were:

•	Evan Spiegel, Co-Founder and Chief Executive Officer;
•	Derek Andersen, Chief Financial Officer;
•	Jeremi Gorman, Chief Business Officer;
•	Jerry Hunter, Senior Vice President, Engineering; and
•	Michael O’Sullivan, General Counsel.

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

Today, we compensate our executive officers mostly with equity that vests over multiple years. Our focus on equity compensation encourages executives to operate like owners, linking their interests with the interests of our stockholders. In 2020, we introduced an annual incentive compensation program. As our company grows, we will continue to evaluate our compensation philosophy and programs to ensure they continue to meet our objectives.

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

In January 2021, our compensation committee reviewed FW Cook’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that FW Cook is independent within the meaning of such rules and that its engagement did not present any conflict of interest.

Management’s Role

Management’s role is to make recommendations to the compensation committee regarding our compensation programs and policies, and to implement the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2020.

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

Peer Group

We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In 2020, the compensation committee requested that FW Cook perform a detailed review of our peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on those considerations and FW Cook’s review, our compensation committee approved removing Facebook, eBay, and TripAdvisor, and adding DocuSign, Pinterest, Slack, and Twilio. Our peer group for 2020 consisted of the following companies:

Activision	Intuit	Twilio
Autodesk	Match Group	Twitter
DocuSign	Pinterest	VMWare
Dropbox	Slack	Workday
Electronic Arts	Spotify	Zillow Group
IAC/InterActive

We use the peer group as a general reference. In addition to the peer group, we also rely on the knowledge and experience of our compensation committee members and our management in determining the appropriate compensation for our executive officers.

Elements of Executive Compensation

Our current compensation program generally consists of the following components:

•	base salary;
•	equity-based awards;
•	annual incentive compensation; and
•	other benefits.

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

The table below sets forth information regarding the year-end base salary amounts for 2020 for our named executive officers. No base salaries were changed for any of our named executive officers in 2020.

Name	2020 Base Salary
Evan Spiegel	$1
Derek Andersen	500,000
Jeremi Gorman	500,000
Jerry Hunter	500,000
Michael O’Sullivan	500,000

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

Annual Incentive Compensation

In February 2020, our board of directors approved the 2020 Bonus Program, which provided our named executive officers and other eligible employees the opportunity to earn bonuses on the level of achievement of certain company-wide objectives and key results, or Corporate OKRs, from January 1, 2020 through December 31, 2020. A participant must have remained an employee through the payment date under the 2020 Bonus Program to have earned a bonus.

The Corporate OKRs are approved by the compensation committee. Each Corporate OKR category is assigned a relative weighting by the compensation committee based on recommendations by the Chief Executive Officer, reflecting its importance to the achievement of our Corporate OKRs during the year.

Each eligible participant in the 2020 Bonus Program may receive a bonus in an amount up to 100% of such participant’s annual base salary earned in 2020. Bonus targets for participants will be correspondingly adjusted downward in the event certain Corporate OKRs are deemed by the compensation committee to have not been fully achieved. The compensation committee also has the right, in its sole discretion, to adjust the bonus target of any participant upward in the event of over-achievement of the Corporate OKRs as determined by the compensation committee.

The Corporate OKRs consisted of growing the overall business, including growing our community, growing our business internationally while supporting local businesses, investing in partnerships to scale our platforms, and accelerating revenue growth and making progress towards adjusted EBITDA profitability.

In February 2021, the compensation committee approved an 80% payment of the bonus target amount to certain of our employees, including our named executive officers, pursuant to the 2020 Bonus Program. The bonus payment amounts approved by the compensation committee were based on their respective determinations of the degree to which such Corporate OKRs were achieved.

Other Benefits

Like other employees, our executive officers, including our named executive officers, participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2020, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. Our executive officers, including our named executive officers, also receive access to an on-call medical service and a medical advisor service paid for by us. Ms. Gorman and Messrs. Hunter and O’Sullivan participated in such on-call medical services in 2020, and Mr. Andersen participated in the medical advisor service in 2020, and we paid applicable tax gross ups related to such services. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.

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

Change of Control Benefits

Our employee equity awards with back-weighted vesting (i.e., 10/20/30/40 vesting), including certain awards held by our named executive officers, accelerate so that the equity award is evenly-weighted if the employee’s employment is involuntary terminated other than for cause or voluntary termination for good reason following a change of control (i.e., “double-trigger”). We believe this change in control benefit makes sense because the logic of back-weighted vesting is that it incentivizes an employee to stay at a company for the entire vesting term; if there is a change in control of a company during the vesting term and the employee’s employment is subsequently terminated by a company involuntarily or by the employee for good reason, the employee cannot stay for the entire vesting term due to reasons beyond the employee’s control. We ceased issuing back-weighted equity awards in early 2018, and Messrs. Hunter and O’Sullivan are the only named executive officers with back-weighted equity vesting that could benefit from such a provision. Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Change in Control.”

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

As a result, compensation paid to our covered employees in excess of $1 million per year generally will not be deductible unless, among other requirements, it qualifies for the transition relief provided by the Tax Act. As a newly public company, we may benefit from a transition rule under Section 162(m) so that deduction limits generally do not apply to compensation paid pursuant to equity plans and arrangements that were in effect at the time of our IPO, subject to certain exceptions. Because of uncertainties as to the application and interpretation of Section 162(m), no assurance can be given that any compensation paid by us will be deductible. We will continue to monitor the applicability of Section 162(m) to our ongoing compensation arrangements.

While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that may not be fully deductible.

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2020, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

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

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2020, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

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

Snap Inc. compensation committee,

Michael Lynton (Chairman)

A.G. Lafley

Scott D. Miller

Poppy Thorpe

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2020, 2019, and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Evan Spiegel	2020	$1	$—	$—	$—		$2,094,431	(2)	$2,094,432
Co-Founder and Chief	2019	1	—	—	—		1,669,809	(3)	1,669,810
Executive Officer	2018	1	—	—	—		800,846	(4)	800,847
Derek Andersen(5)	2020	500,000	—	6,242,566	400,000	(6)	24,841	(7)	7,167,407
Chief Financial Officer	2019	422,404	—	8,866,092	—		11,271	(8)	9,299,767
Jeremi Gorman(9)	2020	500,000	—	5,675,063	400,000	(6)	16,213	(10)	6,591,276
Chief Business Officer	2019	500,000	—	—	—		17,038	(11)	517,038
	2018	67,308	—	22,418,321	—		127		22,485,756
Jerry Hunter	2020	500,000	—	24,970,262	400,000	(6)	20,489	(12)	25,890,751
Senior Vice President,	2019	500,000	—	2,855,000	—		21,427	(13)	3,376,427
Engineering	2018	501,101	—	882,446	—		21,108	(14)	1,404,655
Michael O'Sullivan	2020	500,000	—	6,810,086	400,000	(6)	17,191	(15)	7,727,277
General Counsel	2019	500,000	—	8,565,000	—		15,830	(16)	9,080,830
	2018	500,000	—	426,415	—		17,940	(17)	944,355

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

(2)

Amount reported includes (a) $1,665,092 for security for Mr. Spiegel, (b) $22,271 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, (c) $407,062 in incremental costs for personal flights not reimbursed by Mr. Spiegel, and (d) $6 in life insurance premiums paid by us on behalf of Mr. Spiegel.

(3)

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

(5)	Mr. Andersen was appointed as Chief Financial Officer effective May 20, 2019.
(6)

Represents amounts earned under the 2020 Bonus Program for performance from January 1, 2020 through December 31, 2020. Amounts under the 2020 Bonus Program will be paid in March 2021. See “Elements of Executive Compensation – Annual Incentive Compensation.”

(7)

Amount reported includes (a) $11,400 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, (c) $6,750 in medical advisor services paid by us on behalf of Mr. Andersen, (d) tax “gross up” payments paid to Mr. Andersen to cover the imputed income associated with the medical advisor services. Amounts not quantified above total less than $10,000 in aggregate.

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

(9)	Ms. Gorman joined us as Chief Business Officer effective November 5, 2018.
(10)

Amount reported includes (a) $6,154 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Ms. Gorman, (c) $5,000 in medical on-call services paid by us on behalf of Ms. Gorman, and (d) tax “gross up” payments paid to Ms. Gorman to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(11)

Amount reported includes (a) $6,692 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Ms. Gorman, (c) $5,000 in medical on-call services paid by us on behalf of Ms. Gorman, and (d) tax “gross up” payments paid to Ms. Gorman to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(12)

Amount reported includes (a) $11,400 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Hunter, (c) $5,000 in medical on-call services paid by us on behalf of Mr. Hunter, and (d) tax “gross up” payments paid to Mr. Hunter to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(13)

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

(15)

Amount reported includes (a) $6,962 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, and (d) tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(16)

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

(17)

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

Grants of Plan-Based Awards in Fiscal 2020

The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2020 under our 2017 Plan. No named executive officer was granted options in 2020.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock Awards(2)
Evan Spiegel	—	—	$—
Derek Andersen	2/18/2020	363,574	6,242,566
Jeremi Gorman	2/18/2020	330,522	5,675,063
Jerry Hunter	2/18/2020	1,454,296	24,970,262
Michael O’Sullivan	2/18/2020	396,627	6,810,086

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

Outstanding Equity Awards as of December 31, 2020

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2020. All awards are for Class A common stock and were granted under our 2017 Plan.

		Stock Awards			Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date
Evan Spiegel	—	—		$—	—	—		$—	—
Derek Andersen	7/26/2018	311,723	(3)	15,607,971	—	—		—	—
	3/4/2019	16,441	(4)	823,201	—	—		—	—
	5/16/2019	468,750	(5)	23,470,313	—	—		—	—
	2/18/2020	363,574	(6)	18,204,150	—	—		—	—
Jeremi Gorman	11/5/2018	1,599,928	(7)	80,108,395	—	—		—	—
	2/18/2020	330,522	(8)	16,549,237	—	—		—	—
Jerry Hunter	12/29/2017	166,194	(9)	8,321,334	—	—		—	—
	12/29/2017	—		—	420,000	280,000	(10)	14.72	12/29/2027
	5/16/2019	156,250	(11)	7,823,438	—	—		—	—
	2/18/2020	1,454,296	(12)	72,816,601	—	—		—	—
Michael O’Sullivan	9/8/2017	319,615	(13)	16,003,123	—	—		—	—
	5/16/2019	468,750	(11)	23,470,313	—	—		—	—
	2/18/2020	396,627	(14)	19,859,114	—	—		—	—

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

(2)	The market value is based on the closing price of our Class A common stock on December 31, 2020, which was $50.07.
(3)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from August 15, 2018.
(4)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from February 15, 2019.

(5)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from June 15, 2019.
(6)

The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 18.2% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 81.8% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.

(7)

The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/48th of the shares underlying this RSA after each month of continuous service by Ms. Gorman from December 15, 2018.

(8)

The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA on February 15, 2023, subject to continuous service by Ms. Gorman through such date. Thereafter, the service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA after each quarter of continuous service by Ms. Gorman from February 15, 2023.

(9)

The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the RSUs on January 15, 2019; 20% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2019; 30% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2020; and 40% of the RSUs in equal quarterly installments during the 12-month period following January 15, 2021. The unvested shares subject to these RSUs are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(10)

The service-based condition for these options is satisfied as follows (in each case subject to continued service through each vesting date): 10% of the options on December 29, 2018; 20% of the options in equal quarterly installments during the 12-month period following December 29, 2018; 30% of the options in equal quarterly installments during the 12-month period following December 29, 2019; and 40% of the options in equal quarterly installments during the 12-month period following December 29, 2020. The unvested shares subject to these options are subject to accelerated vesting as described in the section titled “—Employment, Severance, and Change in Control Agreements.”

(11)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from May 15, 2019.
(12)

The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 27.2% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2020; 36.4% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 36.4% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.

(13)

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

(14)

The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 33.3% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 66.7% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.

Option Exercises and Stock Vested

The following table presents information regarding the vesting or lapse of the forfeiture condition during 2020 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2020.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Evan Spiegel(2)	—	$ —
Derek Andersen	382,115	9,746,878
Jeremi Gorman	799,938	19,269,848
Jerry Hunter	939,970	23,170,651
Michael O’Sullivan	533,751	13,346,525

(1)	The value realized is based on the closing price of our Class A common stock on the vesting date.
(2)

Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, as described in the section titled “—Employment, Severance, and Change in Control Agreements—Offer Letters—Evan Spiegel.” These RSUs were fully vested on the closing of our initial public offering in March 2017 and were delivered to Mr. Spiegel in equal quarterly installments over three years that began in November 2017. In 2020, 9,361,955 shares of Class C common stock with an aggregate value of $173,820,297, based on the closing price of our Class A common stock on the applicable delivery dates, were delivered to Mr. Spiegel.

Pension Benefits

Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2020.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2020.

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

Evan Spiegel

In October 2016, we entered into an amended and restated offer letter agreement with Evan Spiegel, our co-founder and Chief Executive Officer, with respect to his continuing employment with us. Mr. Spiegel’s annual base salary as of December 31, 2020 was $1. Under the terms of his offer letter, Mr. Spiegel was granted an award of RSUs for 37,447,817 shares of Class C common stock, which represented 3.0% of our outstanding capital stock on an as-converted basis on the closing of our initial public offering in March 2017. These RSUs were fully vested on the closing of our initial public offering and were delivered to Mr. Spiegel in equal quarterly installments over three years that began on November 30, 2017. Our board of directors approved the award to Mr. Spiegel in July 2015 to motivate him to continue growing our business and improving our financial results so that we could undertake an initial public offering, which we regard as an important milestone that provided liquidity to our stockholders and employees.

Robert Murphy

In October 2016, we entered into an amended and restated offer letter agreement with Robert Murphy, our co-founder and Chief Technology Officer, with respect to his continuing employment with us. Mr. Murphy’s annual base salary as of December 31, 2020 was $1.

Derek Andersen

In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2020 was $500,000.

Jeremi Gorman

In October 2018, we entered into an offer letter agreement with Jeremi Gorman, our Chief Business Officer, with respect to her employment with us. Ms. Gorman’s annual base salary as of December 31, 2020 was $500,000.

Jared Grusd

In October 2018, we entered into an offer letter agreement with Jared Grusd, our Chief Strategy Officer, with respect to his employment with us. Mr. Grusd’s annual base salary as of December 31, 2020 was $500,000.

Jerry Hunter

In October 2020, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Senior Vice President, Engineering, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2020 was $500,000.

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

Rebecca Morrow

In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer and Controller, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2020 was $414,000.

Michael O’Sullivan

In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2020 was $500,000.

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

Potential Payments upon Change in Control or Death

The following table sets forth the estimated payments that would be received by each named executive officer if a hypothetical termination of employment without cause or following a resignation for good reason following a change of control of our company had occurred on December 31, 2020.

Name	Accelerated Vesting of RSUs(1)
Evan Spiegel	$—
Derek Andersen	—
Jeremi Gorman	—
Jerry Hunter	3,941,260
Michael O’Sullivan	6,000,789

(1)	The amount reported reflects the aggregate market value, based on the closing price of our Class A common stock of $50.07 on December 31, 2020, of the unvested RSUs that would be accelerated.

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2020.

Name	Accelerated Vesting of Stock Awards and Options(1)
Evan Spiegel	$—
Derek Andersen	58,105,634
Jeremi Gorman	96,657,632
Jerry Hunter	98,859,372
Michael O’Sullivan	59,332,549

(1)

The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $50.07 on December 31, 2020, of the unvested equity awards that would be accelerated. For such purpose, the value realized upon the exercise of an option is calculated as the difference between the closing price of our Class A common stock on December 31, 2020 and the exercise price of the option.

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

401(k) Plan and Similar Plans

We maintain a safe harbor 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we make a match of each participant’s contribution up to federal limits of the participant’s base salary, bonus, and commissions paid during the period, and we make a match of 50% of each participant’s contribution between 3% and 5% of the participant’s base salary, bonus, and commissions paid during the period. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions and our contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

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

Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2017 Plan as of December 31, 2020 is 122,547,581. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is 367,642,743.

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

Corporate Transactions. Our 2014 Plan provides that in the event of certain specified significant corporate transactions, generally including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of at least 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards: (i) arrange for the assumption, continuation or substitution of a stock award by a successor corporation, (ii) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation, (iii) accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction, (iv) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us, (v) cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, if any, determined by the board of directors, or (vi) make a payment, in the form determined by the board of directors, equal to the excess, if any, of the value of the property the participant would have received on exercise of the stock award before the transaction over any exercise price payable by the participant in connection with the exercise. The plan administrator is not obligated to treat all stock awards, even those that are of the same type, or all participants, in the same manner.

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

Corporate Transactions. Our 2012 Plan provides that in the event of certain specified significant corporate transactions, generally including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of at least 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards: (i) arrange for the assumption, continuation, or substitution of a stock award by a successor corporation, (ii) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation, (iii) accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction, (iv) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us, (v) cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, if any, determined by the board of directors, or (vi) make a payment, in the form determined by the board of directors, equal to the excess, if any, of the value of the property the participant would have received on exercise of the stock award before the transaction over any exercise price payable by the participant in connection with the exercise. The plan administrator is not obligated to treat all stock awards, even those that are of the same type, or all participants, in the same manner.

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

Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2020, no shares of our Class A common stock have been purchased under the ESPP.

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

Our certificate of incorporation authorizes us to indemnify our directors, officers, employees, and other agents to the fullest extent permitted by Delaware law. Our bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into, and expect to continue to enter into agreements to indemnify our directors, executive officers, and other employees as determined by the board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these certificate of incorporation and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2020. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”

In 2020, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director (a) RSUs for 5,800 shares of Class A common stock under our 2017 Plan and (b) options to purchase 10,612 shares of Class A common stock under our 2017 Plan, with the exception of Ms. Jenkins who joined our board of directors in 2020 after the equity awards were granted. The service-based vesting condition will be fully satisfied for the RSUs and options on July 19, 2021. If a director’s service ceases before July 19, 2021, vesting of the RSUs and options will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs and options will be deemed satisfied for 100% of the RSUs and options that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.

Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(7)	Option Awards(1)(7)	Total
Michael Lynton	$170,000	$142,332	$125,009	$437,341
Kelly Coffey(2)	34,239	167,235	144,920	346,394
Joanna Coles	75,000	142,332	125,009	342,341
Liz Jenkins(3)	—	92,215	72,937	165,152
A.G. Lafley(4)	145,000	142,332	125,009	412,341
Stanley Meresman	100,000	142,332	125,009	367,341
Scott D. Miller	75,000	142,332	125,009	342,341
Robert Murphy(5)	52,826	—	—	52,826
Poppy Thorpe	75,000	142,332	125,009	342,341
Christopher Young(6)	135,000	142,332	125,009	402,341

(1)

Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted during 2020 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.

(2)

Ms. Coffey joined the board of directors on May 18, 2020 and was granted (a) RSUs for 1,485 shares of Class A common stock under our 2017 Plan and (b) options to purchase 2,376 shares of Class A common stock under our 2017 Plan. The service-based vesting condition for these additional RSUs and options was fully satisfied on July 18, 2020.

(3)	Ms. Jenkins joined the board of directors on December 10, 2020.
(4)	Amount reported includes a $5,000 per month retainer for Mr. Lafley’s services on a special committee.
(5)

Mr. Murphy does not receive any compensation for service as a director. Amount reported represents (a) $1 for his base salary as an employee, (b) $52,819 for security for Mr. Murphy, and (c) $6 for life insurance premiums paid by us on behalf of Mr. Murphy.

(6)	Chris Young resigned from our board of directors on November 10, 2020. Amount reported also includes a $5,000 per month retainer for Mr. Young’s services on a special committee.
(7)	As of December 31, 2020, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	5,800	46,645
Kelly Coffey	5,800	12,988
Joanna Coles	5,800	46,645
Liz Jenkins	1,735	2,988
A.G. Lafley	5,800	46,645
Stanley Meresman	5,800	46,645
Scott D. Miller	5,800	46,645
Poppy Thorpe	5,800	44,645

In 2020, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairman. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.

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

Pay Ratio Disclosure

As disclosed in the Summary Compensation Table, for the year ended December 31, 2020, the annual total compensation of our Chief Executive Officer was $2,094,432. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $256,061. The ratio of these amounts is 8.2 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.

To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages (including overtime for hourly employees), bonuses, commissions, allowances and other imputed income, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2020 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of December 31, 2020, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).

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

Applicable percentage ownership is based on 1,248,010,076 shares of Class A common stock, 23,696,369 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2020. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 2772 Donald Douglas Loop North, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%	Voting Power
Directors and Named Executive Officers:
Evan Spiegel(1)	53,405,450	4.3%	5,862,410	24.7%	123,683,019	53.4%	53.1%
Robert Murphy(2)	86,524,376	6.9	5,862,410	24.7	107,943,924	46.6	46.4
Derek Andersen(3)	973,067	*	—	*	—	*	*
Jeremi Gorman(4)	2,051,354	*	—	*	—	*	*
Jerry Hunter(5)	2,500,689	*	—	*	—	*	*
Michael O’Sullivan(6)	1,225,858	*	—	*	—	*	*
Michael Lynton(7)	1,058,995	*	—	*	—	*	*
Kelly Coffey(8)	3,861	*	—	*	—	*	*
Joanna Coles(9)	84,793	*	—	*	—	*	*
Liz Jenkins	—	*	—	*	—	*	*
A.G. Lafley(10)	217,213	*	—	*	—	*	*
Stanley Meresman(11)	55,213	*	—	*	—	*	*
Scott D. Miller(12)	119,467	*	—	*	—	*	*
Poppy Thorpe(13)	48,067	*	—	*	—	*	*
All directors and executive officers as a group (16 persons)(14)	150,283,311	12.0	11,724,820	49.5	231,626,943	100.0	99.5
5% Stockholders:
Entities affiliated with Tencent Holdings Limited(15)	**	**	10,344,970	43.7	—	—	*

*	Represents beneficial ownership of less than 1%.
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

(1)	Includes 5,230,660 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)	Includes 5,862,410 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.
(3)

Includes (a) 832,324 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2020 and (b) RSUs for 32,435 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2020.

(4)	Includes 1,930,450 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2020.
(5)

Includes (a) 1,610,546 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2020, (b) RSUs for 26,241 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2020, (c) 420,000 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020, and (d) 443,902 shares held in trust for which Mr. Hunter is trustee and holds dispositive power.

(6)

Includes (a) 865,377 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2020 and (b) RSUs for 106,538 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2020.

(7)

Includes (a) 945,876 shares of Class A common stock for which Mr. Lynton is trustee and (b) 36,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.

(8)	Includes 2,376 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.
(9)	Includes 36,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.
(10)

Includes (a) 172,243 shares held in trust for which Mr. Lafley is trustee and holds dispositive power, and (b) 36,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.

(11)	Includes 36,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.
(12)	Includes 36,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.
(13)	Includes 34,033 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020.
(14)

Consists of (a) 149,481,523 shares of Class A common stock (of which 7,168,504 shares are unvested and subject to forfeiture as of December 31, 2020, but for which the service-based vesting condition will be satisfied with respect to 436,330 shares within 60 days of December 31, 2020), 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 165,214 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2020, and (c) 636,574 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2020. Includes shares held by Mr. Grusd and Ms. Morrow.

(15)	Based on our corporate and transfer agent records.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	126,286,902	$ 10.37	122,547,581
Equity compensation plans not approved by security holders	—	$ —	—
Total	126,286,902	$ 10.37	122,547,581

(1)	Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2020.
(2)	The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)

Prior to our initial public offering, we granted awards under our 2012 Plan and our 2014 Plan. Following our initial public offering, we granted awards under our 2017 Plan, other than certain awards to our employees and consultants in France, which were granted under our 2014 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2020 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Investor Rights Agreement

We are party to an amended and restated investor rights agreement, which provides Mr. Spiegel and Mr. Murphy with certain registration rights with respect to up to an aggregate of 360,463,699 shares of our Class A common stock (including shares issuable on conversion of Class C common stock, which are initially convertible into Class B common stock). Under this agreement, Mr. Spiegel and Mr. Murphy have the right to request that their shares be covered by a registration statement that we are otherwise filing.

Munger, Tolles & Olson LLP

We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger, although John Spiegel has not personally provided any material legal services to us. For the year ended December 31, 2020, total services provided by Munger were $944,669.

Our general counsel, Michael O’Sullivan, is a former attorney at Munger.

Gibson, Dunn & Crutcher LLP

We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2020, total services provided by Gibson were $119,719.

Entities Affiliated with Tencent

In the ordinary course of business, Tencent Holdings Limited and its affiliates, who hold 5% or more of our Class B common stock at December 31, 2020, purchased $3,625,803 of our advertising products for the year ended December 31, 2020.

Aviation Matters

In June 2018, we entered into a lease of an aircraft from an entity controlled by Mr. Spiegel on terms that are advantageous to us. Under the terms of this lease, Mr. Spiegel’s entity leases the aircraft to us for $0. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Spiegel’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this lease based on our overall security program for Mr. Spiegel and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality and privacy.

Mr. Spiegel may use the aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2020, the amount that Mr. Spiegel could not reimburse was $22,271.

Additionally, we entered into a sublease of approximately 10,000 square feet of a hangar from an entity that is controlled by Mr. Spiegel. Under the terms of this sublease, Mr. Spiegel’s entity leases the space to us for no charge. We cover the maintenance and insurance costs associated with the space. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We use the hangar space to store and operate the aircraft that we lease from Mr. Spiegel.

The underlying hangar lease expires in 2023. In anticipation of that expiration, Mr. Spiegel’s entity previously entered into a ground lease for a site on which it is required to build a new hangar. In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel. We plan to construct the hangar prior to the expiration of the current hangar’s lease in 2023. Mr. Spiegel’s entity will remain solely responsible for the ground lease rental payments, certain airport fees, and taxes, and is providing us with the existing plans and permits procured by Mr. Spiegel for construction of the hangar. In exchange for certain costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2020, Mr. Spiegel’s entity had a credit balance of approximately $1.0 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.

Subject to certain limited exceptions, neither party may terminate this sublease for a minimum of six years. After this period, either party may terminate the sublease on 24 months’ notice to the other party. Upon termination of the sublease, Mr. Spiegel’s entity will purchase the hangar from Snap at its fair market value on the termination date. The audit and compensation committees of our board of directors approved this arrangement based on their assessment that it is fair and reasonable to us.

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our certificate of incorporation and bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them.

Policies and Procedures for Transactions with Related Persons

In July 2016, we entered into a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no 2020 transactions where our policy was not followed.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coffey, Ms. Coles, Ms. Jenkins, Mr. Lafley, Mr. Lynton, Mr. Meresman, Mr. Miller, and Ms. Thorpe do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Audit Fees(1)	$8,327	$8,212
Audit-Related Fees(2)	99	—
Tax Fees(3)	1,421	881
All Other Fees(4)	723	548
Total	$10,570	$9,641

(1)

Audit fees consist of the fees for professional services rendered for the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, filing of our registration statements, accounting consultations, and audits provided in connection with statutory filings.

(2)	Audit-related fees consist of fees for professional services rendered in connection with an internal controls review of an implementation of a new enterprise financial planning and reporting system.
(3)	Tax fees consist of the fees for professional services rendered in connection with tax compliance, tax advisory, and tax planning.
(4)	All other fees consist of fees for professional services other than the services reported in audit fees, audit-related fees, and tax fees.

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

All of the services of Ernst & Young LLP for 2020 and 2019 described above were in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See Index to Financial Statements and Supplemental Data on page 62.

2.	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8.K	001-38017	4.2	April 28, 2020

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	S-8	333-224591	10.9	May 1, 2018

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13+	Amended and Restated Offer Letter, by and between Snap Inc. and Evan Spiegel, dated October 27, 2016	S-1	333-215866	10.13	February 2, 2017

10.14+	Amended and Restated Offer Letter, by and between Snap Inc. and Robert Murphy, dated October 27, 2016	S-1	333-215866	10.14	February 2, 2017

10.15+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.16+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated October 7, 2020

10.17+	Offer Letter, by and between Snap Inc. and Jared Grusd, dated October 19, 2018	10-K	001-38017	10.24	February 6, 2019

10.18+	Offer Letter, by and between Snap Inc. and Jeremi Gorman, dated October 21, 2018	10-K	001-38017	10.25	February 6, 2019

10.19+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.20+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.21+	Snap Inc. 2020 Bonus Program	10-K	001-38017	10.22	February 5, 2020

10.22+	Snap Inc. 2021 Bonus Program

10.23	Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Credit Suisse AG, Cayman Islands Branch, dated July 29, 2016	S-1	333-215866	10.21	February 2, 2017

10.24	Joinder Agreement, by and among Snap Inc., Silicon Valley Bank, and Morgan Stanley Senior Funding, Inc., dated February 20, 2018	10-K	001-38017	10.29	February 22, 2018

10.25	First Amendment to Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, and Silicon Valley, dated August 13, 2018	8-K	001-38017	10.1	August 13, 2018

10.26	Second Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated August 6, 2019	8-K	001-38017	10.1	August 9, 2019

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.27	Third Amendment to Revolving Credit Agreement, by and among Snap Inc. the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated April 23, 2020	8-K	001-38017	10.1	April 28, 2020

10.28	Snap Inc. Non-Employee Director Compensation Policy	10-K	001-38017	10.28	February 22, 2018

10.29+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

10.30+	Employment Agreement and Transition Agreement, by and between Snap Inc. and Jared Grusd, dated February 3, 2021

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
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

SNAP INC.

Date: February 4, 2021	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2021	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 4, 2021
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 4, 2021
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 4, 2021
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 4, 2021
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	February 4, 2021
Kelly Coffey

/s/ Joanna Coles	Director	February 4, 2021
Joanna Coles

/s/ Elizabeth Jenkins	Director	February 4, 2021
Elizabeth Jenkins

/s/ A.G. Lafley	Director	February 4, 2021
A.G. Lafley

/s/ Michael Lynton	Director	February 4, 2021
Michael Lynton

/s/ Stanley Meresman	Director	February 4, 2021
Stanley Meresman

/s/ Scott D. Miller	Director	February 4, 2021
Scott D. Miller

/s/ Poppy Thorpe	Director	February 4, 2021
Poppy Thorpe