Form 10-Q
period 2021-03-31
Snap Inc
filed 2021-04-23
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38017

SNAP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5452795
(State or other jurisdiction of incorporation or organizations)	(I.R.S. Employer Identification Number)

3000 31st Street

Santa Monica, California 90405

(Address of principal executive offices, including zip code)

(310) 399-3339

(Registrant's telephone, including area code)

2772 Donald Douglas Loop North

Santa Monica, California 90405

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,268,223,482 shares outstanding as of April 20, 2021
Class B common stock, $0.00001 par value	23,640,382 shares outstanding as of April 20, 2021
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 20, 2021

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends, including our financial outlook and the ongoing COVID-19 pandemic, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(286,882)	$(305,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,498	21,204
Stock-based compensation	237,073	172,049
Amortization of debt discount and issuance costs	1,044	11,563
Other	(15,682)	10,030
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	129,316	92,892
Prepaid expenses and other current assets	(12,436)	(12,867)
Operating lease right-of-use assets	11,198	8,716
Other assets	(898)	(1,155)
Accounts payable	56,505	5,734
Accrued expenses and other current liabilities	5,349	17,910
Operating lease liabilities	(13,295)	(13,994)
Other liabilities	2,096	137
Net cash provided by operating activities	136,886	6,283
Cash flows from investing activities
Purchases of property and equipment	(10,851)	(10,891)
Non-marketable investments	(1,350)	(35,500)
Cash paid for acquisitions, net of cash acquired	(108,912)	—
Purchases of marketable securities	(523,219)	(552,675)
Sales of marketable securities	108,056	217,958
Maturities of marketable securities	816,931	752,685
Other	(100)	—
Net cash provided by investing activities	280,555	371,577
Cash flows from financing activities
Proceeds from the exercise of stock options	4,453	3,130
Net cash provided by financing activities	4,453	3,130
Change in cash, cash equivalents, and restricted cash	421,894	380,990
Cash, cash equivalents, and restricted cash, beginning of period	546,543	521,260
Cash, cash equivalents, and restricted cash, end of period	$968,437	$902,250
Supplemental disclosures
Cash paid for income taxes, net	$11,008	$808
Cash paid for interest	$5,127	$4,899

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$769,584	$462,478
Costs and expenses:
Cost of revenue	412,601	253,410
Research and development	348,580	238,613
Sales and marketing	150,286	122,205
General and administrative	161,723	134,614
Total costs and expenses	1,073,190	748,842
Operating loss	(303,606)	(286,364)
Interest income	1,137	8,589
Interest expense	(5,031)	(15,113)
Other income (expense), net	22,058	(12,389)
Loss before income taxes	(285,442)	(305,277)
Income tax benefit (expense)	(1,440)	(659)
Net loss	$(286,882)	$(305,936)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.19)	$(0.21)
Diluted	$(0.19)	$(0.21)
Weighted average shares used in computation of net loss per share:
Basic	1,501,636	1,426,305
Diluted	1,501,636	1,426,305

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(286,882)	$(305,936)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	116	3,694
Foreign currency translation	(9,569)	(7,163)
Total other comprehensive income (loss), net of tax	(9,453)	(3,469)
Total comprehensive income (loss)	$(296,335)	$(309,405)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$967,519	$545,618
Marketable securities	1,589,178	1,991,922
Accounts receivable, net of allowance	612,757	744,288
Prepaid expenses and other current assets	69,245	56,147
Total current assets	3,238,699	3,337,975
Property and equipment, net	177,071	178,709
Operating lease right-of-use assets	269,023	269,728
Intangible assets, net	132,483	105,929
Goodwill	1,025,710	939,259
Other assets	215,794	192,638
Total assets	$5,058,780	$5,024,238
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$126,132	$71,908
Operating lease liabilities	44,872	41,077
Accrued expenses and other current liabilities	580,924	554,342
Total current liabilities	751,928	667,327
Convertible senior notes, net	2,245,203	1,675,169
Operating lease liabilities, noncurrent	281,849	287,292
Other liabilities	73,622	64,474
Total liabilities	3,352,602	2,694,262
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,263,733 shares issued and outstanding at March 31, 2021, and 3,000,000 shares authorized, 1,248,010 shares issued and outstanding at December 31, 2020.	13	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 23,640 shares issued and outstanding at March 31, 2021, and 700,000 shares authorized, 23,696 shares issued and outstanding at December 31, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2021, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2020.	2	2
Additional paid-in capital	9,777,646	10,200,141
Accumulated other comprehensive income (loss)	11,910	21,363
Accumulated deficit	(8,083,393)	(7,891,542)
Total stockholders’ equity	1,706,178	2,329,976
Total liabilities and stockholders’ equity	$5,058,780	$5,024,238

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,248,010	$12	1,160,127	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	314	—	396	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	15,348	1	21,759	—
Conversion of Class B voting common stock to Class A non-voting common stock	61	—	245	—
Balance, end of period	1,263,733	13	1,182,527	12
Class B voting common stock
Balance, beginning of period	23,696	—	24,522	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	5	—	2	—
Conversion of Class B voting common stock to Class A non-voting common stock	(61)	—	(245)	—
Balance, end of period	23,640	—	24,279	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,147	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	1,636	—
Balance, end of period	231,627	2	232,783	2
Additional paid-in capital
Balance, beginning of period	—	10,200,141	—	9,205,256
Stock-based compensation expense	—	237,073	—	172,049
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	4,453	—	3,130
Cumulative-effect adjustment from accounting changes	—	(664,021)	—	—
Balance, end of period	—	9,777,646	—	9,380,435
Accumulated deficit
Balance, beginning of period	—	(7,891,542)	—	(6,945,930)
Cumulative-effect adjustment from accounting changes	—	95,031	—	(780)
Net loss	—	(286,882)	—	(305,936)
Balance, end of period	—	(8,083,393)	—	(7,252,646)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	21,363	—	573
Other comprehensive income (loss), net of tax	—	(9,453)	—	(3,469)
Balance, end of period	—	11,910	—	(2,896)
Total stockholders’ equity	1,519,000	$1,706,178	1,439,589	$2,124,907

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC in February 2021 (the “Annual Report”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between the accounting for equity securities in Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2021, we adopted this standard on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

We also generate revenue from sales of hardware. For the periods presented, revenue from the sales of hardware was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
North America (1) (2)	$531,363	$281,274
Europe (3)	129,118	81,077
Rest of world	109,103	100,127
Total revenue	$769,584	$462,478

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $514.6 million and $273.2 million for the three months ended March 31, 2021 and 2020, respectively.
(3)	Europe includes Russia and Turkey.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period, adjusted for vested restricted stock units (“RSUs”) that have not been settled and restricted stock awards (“RSAs”) for which the risk of forfeiture has not yet lapsed.

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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(238,107)	$(4,523)	$(44,252)	$(249,240)	$(5,223)	$(51,473)
Net loss attributable to common stockholders	$(238,107)	$(4,523)	$(44,252)	$(249,240)	$(5,223)	$(51,473)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,246,333	23,676	231,627	1,161,982	24,352	239,971
Diluted shares:
Weighted-average common shares - Diluted	1,246,333	23,676	231,627	1,161,982	24,352	239,971
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.19)	$(0.19)	$(0.21)	$(0.21)	$(0.21)
Diluted	$(0.19)	$(0.19)	$(0.19)	$(0.21)	$(0.21)	$(0.21)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock options	5,305	9,793
Unvested RSUs and RSAs	114,307	143,511
Convertible Notes (if-converted)	101,591	55,468

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the three months ended March 31, 2021:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2020	131,172	$15.10
Granted	3,252	$60.94
Vested	(16,436)	$15.02
Forfeited	(3,681)	$12.04
Unvested at March 31, 2021	114,307	$16.51

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $1.8 billion as of March 31, 2021 and is expected to be recognized over a weighted-average period of 2.5 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over one to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2021:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2020	4,828	796	$10.37	5.20	$223,230
Granted	—	—	$—	—	$—
Exercised	(314)	(5)	$13.98	—	$—
Forfeited	—	—	$—	—	$—
Outstanding at March 31, 2021	4,514	791	$10.16	4.76	$223,515

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2020 and March 31, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $6.7 million as of March 31, 2021 and is expected to be recognized over a weighted-average period of 1.0 year.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$2,656	$1,782
Research and development	163,793	118,317
Sales and marketing	29,084	24,806
General and administrative	41,540	27,144
Total	$237,073	$172,049

5. Business Acquisitions

2021 Acquisitions

Fit Analytics

In March 2021, we acquired Fit Analytics GmbH (“Fit Analytics”), a sizing technology company that powers solutions for retailers and brands, to grow our e-commerce and shopping offerings. The purchase consideration for Fit Analytics was $124.4 million, which primarily represents current and future cash consideration payments.

The allocation of purchase price is preliminary and is subject to additional information received related to the assets and liabilities that existed as of the acquisition date. The preliminary allocation of the total purchase consideration for this acquisition is estimated as follows:

Total
(in thousands)
Trademarks	$800
Technology	17,000
Customer Relationships	17,000
Goodwill	88,132
Net deferred tax liability	(5,643)
Other assets acquired and liabilities assumed, net	7,160
Total	$124,449

The goodwill amount represents synergies related to our existing platform expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Other Acquisitions

In the first quarter of 2021, we completed an acquisition to enhance our existing platform, technology, and workforce. The purchase consideration was $7.6 million of which $5.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. The associated goodwill and intangible assets are not deductible for tax purposes.

2020 Acquisitions

For the year ended December 31, 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate allocation of acquisition date fair value was as follows:

Total
(in thousands)
Technology	46,112
Goodwill	162,747
Net deferred tax liability	(5,741)
Other assets acquired and liabilities assumed, net	1,392
Total	$204,510

The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $49.6 million is deductible for tax purposes.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2020	$939,259
Goodwill acquired	93,913
Foreign currency translation	(7,462)
Balance as of March 31, 2021	$1,025,710

Intangible assets consisted of the following:

	March 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.4	$414	$303	$111
Trademarks	3.0	800	11	789
Acquired developed technology	3.3	205,470	101,249	104,221
Customer relationships	8.0	17,000	89	16,911
Patents	4.7	20,145	9,694	10,451
		$243,829	$111,346	$132,483

	December 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	$414	$283	$131
Acquired developed technology	3.2	206,197	111,129	95,068
Patents	4.9	19,860	9,130	10,730
		$226,471	$120,542	$105,929

Amortization of intangible assets was $10.4 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2021	$31,779
2022	34,711
2023	30,657
2024	20,159
2025	7,130
Thereafter	8,047
Total	$132,483

7. Convertible Notes

2025 Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes consisted of an $850.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2025 Notes with the option to purchase an additional $150.0 million aggregate principal amount of the 2025 Notes, which was fully exercised. The 2025 Notes were issued pursuant to an Indenture dated April 28, 2020 (the “Indenture”). The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2025 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2025 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 0.25% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2025 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 46.1233 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $21.68 (the “2025 Conversion Price”) per share of our Class A common stock. We may redeem for cash all or portions of the 2025 Notes, at our option, on or after May 6, 2023 based on certain circumstances.

2026 Notes

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2026 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on February 1, 2020 at a rate of 0.75% per year. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $22.81 (the “2026 Conversion Price”) per share of our Class A common stock. We may redeem for cash all or portions of the 2026 Notes, at our option, on or after August 6, 2023 based on certain circumstances.

The Convertible Notes consisted of the following:

	As of March 31, 2021
	2025 Notes	2026 Notes
	(in thousands)
Principal	$1,000,000	$1,265,000
Unamortized debt issuance costs	(9,330)	(10,467)
Net carrying amount	$990,670	$1,254,533

As of March 31, 2021, the debt issuance costs on the 2025 Notes and 2026 Notes will be amortized over the remaining period of approximately 4.1 years and 5.3 years, respectively.

Prior to January 1, 2021, we separated the 2025 Notes and 2026 Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. The 2025 Notes and 2026 Notes are each accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million.

Interest expense related to the amortization of debt issuance costs was $1.0 million for the three months ended March 31, 2021. Interest expense related to the amortization of debt discount and issuance costs was $11.6 million for the three months ended March 31, 2020, while contractual interest expense was $3.0 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the if-converted value of the 2025 Notes and 2026 Notes exceeded the principal amount by $1.4 billion and $1.6 billion, respectively. The sale price for conversion was satisfied as of March 31, 2021 and as a result, the Convertible Notes will continue to be eligible for optional conversion during the second quarter of 2021.

Refer to our audited consolidated financial statements and Note 7 in the Annual Report for additional details.

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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. As of March 31, 2021, the Capped Call Transactions were in-the-money and will not be remeasured as long as they continue to meet the conditions for equity classification.

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

The future minimum contractual commitment including commitments less than one year, as of March 31, 2021, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2021	$554,319
2022	389,114
2023	447
2024	57
2025	—
Thereafter	2
Total minimum commitments	$943,939

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

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. The settlement amount was paid into escrow in December 2020. The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgement in April 2021. The settlement amount will be released from escrow following exhaustion of any appeals.

The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For any pending matters, it is not possible to estimate the reasonably possible loss or range of loss.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2021. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2021.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease expense	$14,940	$14,405
Sublease income	(402)	(742)
Total net lease costs	$14,538	$13,663

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term	7.3	7.9
Weighted-average discount rate	5.5%	5.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of March 31, 2021 were as follows:

Operating Leases
(in thousands)
Remainder of 2021	$43,793
2022	66,872
2023	62,401
2024	62,038
2025	57,179
Thereafter	107,373
Total lease payments	$399,656
Less: Imputed interest	(72,935)
Present value of lease liabilities	$326,721

As of March 31, 2021, we have additional operating leases for facilities that have not yet commenced with lease obligations of $15.6 million. These operating leases will commence between 2021 and 2022 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $17.0 million and $21.1 million for the three months ended March 31, 2021 and 2020, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets was $9.4 million for the three months ended March 31, 2021. Lease liabilities arising from obtaining operating lease right-of-use assets was not material for the three months ended March 31, 2020.

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

The following tables set forth our financial assets as of March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis during the period:

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$930,155	$—	$—	$930,155
Level 1 securities:
U.S. government securities	1,002,193	193	—	1,002,386
U.S. government agency securities	123,354	6	(6)	123,354
Level 2 securities:
Corporate debt securities	68,483	3	(12)	68,474
Commercial paper	397,233	—	—	397,233
Certificates of deposit	35,095	—	—	35,095
Total	$2,556,513	$202	$(18)	$2,556,697

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$464,006	$—	$—	$464,006
Level 1 securities:
U.S. government securities	1,272,125	122	(21)	1,272,226
U.S. government agency securities	245,055	8	(24)	245,039
Level 2 securities:
Corporate debt securities	81,158	1	(18)	81,141
Commercial paper	425,861	—	—	425,861
Certificates of deposit	49,267	—	—	49,267
Total	$2,537,472	$131	$(63)	$2,537,540

Gross unrealized losses were not material as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. All of our marketable securities have contractual maturities of less than one year.

For certain non-marketable investments we have elected the fair value option, using Level 3 inputs, where changes in fair value are recorded in other income (expense), net. Unrealized gains and losses related to these debt investments were not material for the period ended March 31, 2021. As of March 31, 2021 the fair value of the debt investments was recorded within other assets and was not material.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of March 31, 2021, the fair value of the 2025 Notes and the 2026 Notes was $2.4 billion and $3.0 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

11. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $1.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

12. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2020	$(87)	$21,450	$21,363
OCI before reclassifications	123	(9,569)	(9,446)
Amounts reclassified from AOCI (1)	(7)	—	(7)
Net current period OCI	116	(9,569)	(9,453)
Balance at March 31, 2021	$29	$11,881	$11,910

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

13. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Property and equipment, net:
United States	$157,312	$157,596
Rest of world (1)	19,759	21,113
Total property and equipment, net	$177,071	$178,709

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of First Quarter 2021 Results

Our key user metrics and financial results for the first quarter of 2021 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 280 million in Q1 2021, compared to 229 million in Q1 2020.
•	Average revenue per user, or ARPU, increased to $2.74 in Q1 2021, compared to $2.02 in Q1 2020.

Financial Results

•	Revenue increased 66% to $769.6 million in Q1 2021, compared to $462.5 million in Q1 2020.
•	Total costs and expenses, excluding stock-based compensation and other payroll related tax expense, increased 41% to $794.8 million in Q1 2021, compared to $564.9 million in Q1 2020.
•	Net loss decreased 6% to $(286.9) million in Q1 2021, compared to $(305.9) million in Q1 2020.
•	Diluted net loss per share decreased 11% to $(0.19) in Q1 2021, compared to $(0.21) in Q1 2020.
•	Adjusted EBITDA increased 98% to $(1.7) million in Q1 2021, compared to $(81.2) million in Q1 2020.
•	Cash provided by operating activities was $136.9 million in Q1 2021, compared to $6.3 million in Q1 2020.
•	Capital expenditures were $10.9 million in Q1 2021, compared to $10.9 million in Q1 2020.
•	Free Cash Flow was $126.0 million in Q1 2021, compared to $(4.6) million in Q1 2020.
•	Cash, cash equivalents, and marketable securities were $2.6 billion as of March 31, 2021.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,629 million at March 31, 2021, compared with 1,589 million one year ago.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 280 million DAUs on average in the first quarter of 2021, an increase of 51 million, or 22%, from the first quarter of 2020.

Quarterly Average Daily Active Users

(in millions)

Global
300
250
200
150
100
50
0
191
188
186
186
190
203
210
218
229
238
249
265
280
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
YOY growth:
15%
8%
5%
0%
0%
8%
13%
17%
20%
17%
18%
22%
22%

North America (1)
Europe (2)
Rest of World
100
80
60
40
20
0
81 80 79 79 80 83 84 86 88 90 90 92 93
62 61 59 60 61 64 65 67 70 71 72 74 77
48 47 47 47 49 56 61 64 71 77 87 99 111
Q1'18 Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21
YOY growth:
14% 7% 3% -1% -1% 3% 6% 9% 10% 9% 7% 6% 5%
13% 7% 4% -1% -2% 5% 9% 12% 14% 12% 10% 10% 9%
18% 12% 8% 1% 2% 21% 28% 36% 45% 37% 43% 55% 57%

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $769.6 million for the three months ended March 31, 2021, compared to revenue of $462.5 million for the same period in 2020, an increase of 66% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $2.74 in the first quarter of 2021, up from $2.02 in the first quarter of 2020. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

Global
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$1.68
$1.91
$2.12
$2.58
$2.02
$1.91
$2.73
$3.44
$2.74
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21

North America (1)
Europe (2)
Rest of World
$7.50
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
$2.81
$3.14
$3.75
$4.42
$3.57
$3.40
$5.49
$7.19
$5.94
$0.77
$0.95
$1.05
$1.37
$1.09
$1.10
$1.43
$1.91
$1.48
$0.97
$1.20
$1.01
$1.35
$1.00
$0.89
$0.95
$1.11
$0.93
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue	$769,584	$462,478
Operating loss	(303,606)	(286,364)
Net loss	(286,882)	(305,936)
Adjusted EBITDA(1)	(1,709)	(81,237)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, and measurement services, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from sales of hardware. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content, developer, and advertiser partner costs as well as advertising measurement services. In addition, cost of revenue includes third-party selling costs, personnel-related costs, including salaries, benefits, and stock-based compensation expenses. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and other payroll related tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We consider the exclusion of certain non-cash and non-recurring expenses in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. Additionally, we believe that Adjusted EBITDA is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue-generating activities. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations

Impact of COVID-19 Pandemic

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance continues to remain uncertain. The COVID-19 pandemic has impacted revenue growth, and will likely continue to adversely impact many aspects of our business and our partners. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic and related events on our business and partners.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$769,584	$462,478
Costs and expenses(1) (2):
Cost of revenue	412,601	253,410
Research and development	348,580	238,613
Sales and marketing	150,286	122,205
General and administrative	161,723	134,614
Total costs and expenses	1,073,190	748,842
Operating loss	(303,606)	(286,364)
Interest income	1,137	8,589
Interest expense	(5,031)	(15,113)
Other income (expense), net	22,058	(12,389)
Loss before income taxes	(285,442)	(305,277)
Income tax benefit (expense)	(1,440)	(659)
Net loss	$(286,882)	$(305,936)
Adjusted EBITDA(3)	$(1,709)	$(81,237)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,656	$1,782
Research and development	163,793	118,317
Sales and marketing	29,084	24,806
General and administrative	41,540	27,144
Total	$237,073	$172,049

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,276	$5,525
Research and development	11,036	8,915
Sales and marketing	3,186	3,166
General and administrative	4,000	3,598
Total	$23,498	$21,204

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	54	55
Research and development	45	52
Sales and marketing	20	26
General and administrative	21	29
Total costs and expenses	139	162
Operating loss	(39)	(62)
Interest income	—	2
Interest expense	(1)	(3)
Other income (expense), net	3	(3)
Loss before income taxes	(37)	(66)
Income tax benefit (expense)	—	—
Net loss	(37)%	(66)%

Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue	$769,584	$462,478
Revenue as a dollar change		$307,106
Revenue as a percentage change		66%

Revenue for the three months ended March 31, 2021 increased $307.1 million compared to the same period in 2020. Revenue increased due to a combination of growth in advertisers and advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Cost of Revenue	$412,601	$253,410
Cost of Revenue as a dollar change		$159,191
Cost of Revenue as a percentage change		63%

Cost of revenue for the three months ended March 31, 2021 increased $159.2 million compared to the same period in 2020. The increase in cost of revenue was primarily driven by higher content costs which include $90.0 million for Spotlight, which launched in Q4 2020, as well as increases in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share. The increase was also a result of increased infrastructure costs, attributable to DAU growth, net of infrastructure cost efficiencies and rate improvements.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Research and Development Expenses	$348,580	$238,613
Research and Development Expenses as a dollar change		$109,967
Research and Development Expenses as a percentage change		46%

Research and development expenses for the three months ended March 31, 2021 increased $110.0 million compared to the same period in 2020. The increase was primarily driven by an increase in personnel expenses due to the growth in research and development headcount and stock-based compensation expense, and changes to our cash compensation programs.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Sales and Marketing Expenses	$150,286	$122,205
Sales and Marketing Expenses as a dollar change		$28,081
Sales and Marketing Expenses as a percentage change		23%

Sales and marketing expenses for the three months ended March 31, 2021 increased $28.1 million compared to the same period in 2020. The increase was primarily driven by an increase in personnel expenses due to the growth in sales and marketing headcount and stock-based compensation expense as well as increased marketing investments. The increase was partially offset by the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
General and Administrative Expenses	$161,723	$134,614
General and Administrative Expenses as a dollar change		$27,109
General and Administrative Expenses as a percentage change		20%

General and administrative expenses for the three months ended March 31, 2021 increased $27.1 million compared to the same period in 2020. The increase was primarily due to an increase in personnel expenses driven by stock-based compensation expense as well as headcount growth. This increase was partially offset by the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities.

Interest Income

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Interest Income	$1,137	$8,589
Interest Income as a dollar change		$(7,452)
Interest Income as a percentage change		(87)%

Interest income for the three months ended March 31, 2021 decreased $7.5 million compared to the same period in 2020. The decrease was primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Interest Expense	$(5,031)	$(15,113)
Interest Expense as a dollar change		$10,082
Interest Expense as a percentage change		(67)%

Interest expense for the three months ended March 31, 2021 decreased $10.1 million compared to the same period in 2020 due to the early adoption of ASU 2020-06 on January 1, 2021. As a result, we account for the Convertible Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2021, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $1.0 million for the three months ended March 31, 2021 while interest expense related to the amortization of debt discount and issuance costs was $11.6 million for the three months ended March 31, 2020. Contractual interest expense was $3.0 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.

Other Income (Expense), Net

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Other Income (Expense), Net	$22,058	$(12,389)
Other Income (Expense), Net as a dollar change		$34,447
Other Income (Expense), Net as a percentage change		(278)%

Other income, net for the three months ended March 31, 2021 was $22.1 million, compared to other expense, net of $(12.4) million in the same period in 2020. Other income, net for the three months ended March 31, 2021 was primarily a result of a $23.3 million gain on non-marketable investments. Other expense, net for the three months ended March 31, 2020 was primarily a result of a $10.5 million impairment of non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Income Tax Benefit (Expense)	$(1,440)	$(659)
Income Tax Benefit (Expense) as a dollar change		$(781)
Income Tax Benefit (Expense) as a percentage change		119%
Effective Tax Rate	(0.5)%	(0.2)%

Income tax expense for the three months ended March 31, 2021 was $1.4 million compared to an income tax expense of $0.7 million for the same period in 2020.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net Loss	$(286,882)	$(305,936)
Net Loss as a dollar change		$19,054
Net Loss as a percentage change		(6)%

Adjusted EBITDA	$(1,709)	$(81,237)
Adjusted EBITDA as a dollar change		$79,528
Adjusted EBITDA as a percentage change		(98)%

Net loss for the three months ended March 31, 2021 was $286.9 million compared to $305.9 million for the same period in 2020. Adjusted EBITDA for the three months ended March 31, 2021 was $(1.7) million compared to $(81.2) million for the same period in 2020. The increase in Adjusted EBITDA was attributable to increased revenues, partially offset by increased cost of revenue primarily due to higher content acquisition costs between the periods. The decrease in net loss was also partially offset by the increase in stock-based compensation expense.

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

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense and other payroll related tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

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

•

Adjusted EBITDA excludes stock-based compensation expense and other payroll related tax expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA excludes income tax expense.

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$136,886	$6,283
Less:
Purchases of property and equipment	(10,851)	(10,891)
Free Cash Flow	$126,035	$(4,608)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(286,882)	$(305,936)
Add (deduct):
Interest income	(1,137)	(8,589)
Interest expense	5,031	15,113
Other (income) expense, net	(22,058)	12,389
Income tax (benefit) expense	1,440	659
Depreciation and amortization	23,498	21,204
Stock-based compensation expense	237,073	172,049
Payroll and other tax expense related to stock-based compensation	41,326	11,874
Adjusted EBITDA	$(1,709)	$(81,237)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $2.6 billion as of March 31, 2021, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of senior convertible notes, or the 2025 Notes. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to pay the costs of the capped call transactions, or the 2025 Capped Call Transactions, discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price for conversion was satisfied as of March 31, 2021 and as a result, the 2025 Notes will continue to be eligible for optional conversion during the second quarter of 2021.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of senior convertible notes, or the 2026 Notes. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to pay the costs of the capped call transactions, or the 2026 Capped Call Transactions, discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price for conversion was satisfied as of March 31, 2021 and as a result, the 2026 Notes will continue to be eligible for optional conversion during the second quarter of 2021.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offering, that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the 2025 Capped Call Transactions and issuance of the 2025 Notes. As of March 31, 2021, no amounts were outstanding under the Credit Facility. As of March 31, 2021, we had $26.1 million in the form of outstanding standby letters of credit.

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

As of March 31, 2021, approximately 12% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$136,886	$6,283
Net cash provided by investing activities	280,555	371,577
Net cash provided by financing activities	4,453	3,130
Change in cash, cash equivalents, and restricted cash	$421,894	$380,990
Free Cash Flow (1)	$126,035	$(4,608)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2021 and 2020

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $130.6 million in the three months ended March 31, 2021, compared to the same period in 2020. Net cash provided by operating activities was $136.9 million for the three months ended March 31, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $237.1 million and depreciation and amortization expense of $23.5 million. Net cash provided by operating activities for the three months ended March 31, 2021 was also driven by a decrease in the accounts receivable balance of $129.3 million due to higher collections in the period, and a $56.5 million increase in accounts payable primarily due to the timing of payments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $280.6 million for the three months ended March 31, 2021, compared to net cash provided by investing activities of $371.6 million for the same period in 2020. Our investing activities in the three months ended March 31, 2021 consisted of cash provided by the sales and maturities of marketable securities of $925.0 million, partially offset by the purchase of marketable securities of $523.2 million and cash paid for acquisitions of $108.9 million. Net cash provided by investing activities in the prior period consisted of cash provided by the sales and maturities of marketable securities of $970.6 million, partially offset by cash used in the purchase of marketable securities of $552.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $3.1 million for the same period in 2020. Our financing activities for the three months ended March 31, 2021 and 2020 consisted of net proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $126.0 million and $(4.6) million in the three months ended March 31, 2021 and 2020, respectively, and was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $(10.9) million and $(10.9) million for the three months ended March 31, 2021 and 2020, respectively. See “Non-GAAP Financial Measures.”

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

Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

	Total	Less than 1 Year (Remainder of 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$896,679	$520,039	376,640	$—	$—
Lease commitments	415,259	43,940	135,329	127,623	108,367
Other commitments	47,260	34,280	12,921	57	2
Total contractual commitments	$1,359,198	$598,259	$524,890	$127,680	$108,369

For additional discussion on our leases, hosting, and other purchase commitments, see Note 7 and Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $967.5 million and $545.6 million at March 31, 2021 and December 31, 2020, respectively. We had marketable securities totaling $1.6 billion and $2.0 billion at March 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In April 2020, we issued 2025 Notes with an aggregate principal amount of $1.0 billion. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued 2026 Notes with an aggregate principal amount of $1.265 billion. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk

For all periods presented, our sales and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar.

For the periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

During the first quarter of 2021, we completed the initial phase of our new enterprise resource planning (“ERP”) system implementation and migrated our general ledger, consolidation, and planning processes onto the new system.  In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. Following implementation, these changes to our control environment were validated according to our established processes. No other changes in our internal control over financial reporting were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in this “Risk Factors” section, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

1.	Our Strategy and Advertising Business

We operate in a highly competitive and rapidly changing environment so we must continually innovate our products and evolve our business model for us to succeed.

As a company, we emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and will thereby improve our financial performance over the long term. We currently have a history of operating losses but, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would further delay or hinder our ability to settle the principal and interest payments on our convertible notes or other indebtedness when due, and to attain and sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

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

We primarily rely on Google, Apple, and Amazon to operate our service and provide the mobile operating systems for our applications. If these partners do not provide their services as we expect, terminate their services, or change the terms of our agreements or the functionality of their operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, and these may harm our reputation, increase our costs, or make it harder for us to attain or sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.

4.	Our Technology and Regulation

Our business is complex and success depends on our ability to rapidly innovate, the interoperability of our service on many different smartphones and operating systems, and our ability to handle sensitive user data with the care our users expect. Because our systems and our products are constantly changing, we are susceptible to data breaches, bugs, and other errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.

We are also subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, taxes, and other matters, which are subject to change and have uncertain interpretations. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, or any economic or political instability, may adversely impact our business.

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

We need to attract and retain a high caliber team, including our Chief Executive Officer and Chief Technology Officer, to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with many of our competitors, for key talent. A substantial portion of our employment costs is paid in our common stock, the price of which has been very volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

Our two co-founders control over 99% of the voting capital stock, which means they control substantially all outcomes submitted to stockholders. Class A common stockholders have no voting rights, unless required by Delaware law. This concentrated control may result in our co-founders voting their shares in their best interest, which might not always be in the interest of our stockholders generally.

Risk Factors

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We have seen the growth rate of our user base decline in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 280 million DAUs on average in the quarter ended March 31, 2021. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, such as during the recent COVID-19 pandemic, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data networks and therefore may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network and Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, changes to iOS or Android operating systems’ practices and policies, such as Apple’s upcoming iOS update that may impose heightened restrictions on our access and use of user data, may reduce the quantity or quality of the data and metrics that can be collected or used by us and our partners, or adversely affect our ability to effectively target advertisements to users or demonstrate the value of our advertisements to advertisers, any of which could reduce the demand and pricing for our advertising products and seriously harm our business. The impact of these proposed changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain. Depending on how these changes are implemented, how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent over 99% of the voting power of our outstanding capital stock as of March 31, 2021, and Mr. Spiegel alone can exercise voting control over a majority of our voting power. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events.  In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

In addition, we have invested and expect to continue to invest in new lines of business, new products, and other initiatives to generate revenue and increase our user base and user activity. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, and in November 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat. Such new lines of business, new products, and other initiatives may be costly, difficult to operate, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

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

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2021, we had an accumulated deficit of $8.1 billion and for the three months ended March 31, 2021, we experienced a net loss of $286.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses continue to exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position.  We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

We are subject to a variety of laws, regulations, and executive actions in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws, regulations, and executive actions can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws, regulations, and executive actions constantly evolve, remain subject to significant change, and may be issued with limited advance notice. For example, an executive order under the prior U.S. administration was issued prohibiting certain transactions with a Chinese-owned company, with the prohibition becoming effective 45 days after the date of the order. In addition, the application and interpretation of these laws, regulations, and executive actions are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented the legislation, are far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

In 2020, we began work on the implementation of a new ERP system. During the first quarter of 2021, we completed the initial phase of our new ERP system implementation and migrated our general ledger, consolidation, and planning processes onto the new system.  In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. As part of this implementation, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results. Our failure to complete such system implementation on a timely basis, or its failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.

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

We have been, are currently, and may in the future be subject to regulatory inquiries, investigations, and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products and that Snapchat and Zenly’s application infringe a You Map patent. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. While such efforts have not been enacted into law, any changes enacted in the future may decrease the protections provided by the CDA. Moreover, some of these statutes and doctrines provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020 a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act with respect to many Illinois users of Snapchat and allege that we are liable to those users for statutory damages. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these lawsuits could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement amount was paid into escrow in December 2020. The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgement in April 2021. The settlement amount will be released from escrow following exhaustion of any appeals.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to our products.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are required to implement by June 2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and Congress and the executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Such changes could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

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

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could harm our business.

We have based a significant portion of our European operations in the United Kingdom and have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries. These operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have recently entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and difficult to comply with. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.

We plan to continue to make acquisitions and investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies, as well as investments in other companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. For example, if we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to source and close acquisition targets. In addition, members of the new U.S. administration and Congress have proposed new legislation that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2021, we had recorded a total of $1.2 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

Risks Related to Credit and Financing

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

We have incurred net losses and negative cash flow from operations in prior periods, and we may not achieve or maintain profitability. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could seriously harm our business, or the financial markets and the market price of our Class A common stock.

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. However, the new U.S. administration has indicated a desire to reform the Code, including by potentially increasing U.S. federal corporate income tax rates, and it is currently unclear what, if any, changes to the tax code will be enacted and how that may affect our business or the financial markets and the market price of our Class A common stock.

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

In the United States, net operating loss carryforwards arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but use of such carryforwards is limited to 80% of taxable income. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. In the U.K., net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.

Any limitations on the ability to use our net operating loss carryforwards and other tax assets, as well as the timing of any such use, could seriously harm our business.

Risks Related to Ownership of Our Class A Common Stock

Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2021, Mr. Spiegel and Mr. Murphy control over 99% of our voting power, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $73.59 through March 31, 2021. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement amount was paid into escrow in December 2020The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgement in April 2021. The settlement amount will be released from escrow following exhaustion of any appeals. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2021, we had outstanding a total of 1.3 billion shares of Class A common stock, 23.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of March 31, 2021, 109.4 million shares of Class A common stock and 0.8 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 389.5 million shares (including options exercisable and RSAs subject to forfeiture as of March 31, 2021) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions. The settlement amount was paid into escrow in December 2020. The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgement in April 2021. The settlement amount will be released from escrow following exhaustion of any appeals. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we agreed to issue a total of 89,320 shares of our Class A common stock as consideration in connection with an acquisition, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) or Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

3.2	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 4, 2021

10.1	Snap Inc. 2021 Bonus Program	10-K	001-38017	10.22	February 4, 2021

10.2	Employment Agreement and Transition Agreement, by and between Snap Inc. and Jared Grusd, dated February 3, 2021	10-K	001-38017	10.30	February 4, 2021

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: April 22, 2021	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2021	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)