Form 10-Q
period 2021-06-30
Snap Inc
filed 2021-07-23
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,325,838,278 shares outstanding as of July 20, 2021
Class B common stock, $0.00001 par value	23,640,334 shares outstanding as of July 20, 2021
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of July 20, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities
Net loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,270	20,925	51,768	42,129
Stock-based compensation	256,600	186,171	493,673	358,220
Amortization of debt discount and issuance costs	1,148	20,412	2,192	31,975
Non-marketable investments	(79,940)	(3,019)	(102,451)	8,580
Other	34,856	(1,406)	41,685	(2,975)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(174,452)	15,654	(45,136)	108,546
Prepaid expenses and other current assets	1,065	4,123	(11,371)	(8,744)
Operating lease right-of-use assets	12,549	9,537	23,747	18,253
Other assets	(338)	108	(1,236)	(1,047)
Accounts payable	(50,159)	2,279	6,346	8,013
Accrued expenses and other current liabilities	27,690	14,863	33,039	32,773
Operating lease liabilities	(8,059)	(10,985)	(21,354)	(24,979)
Other liabilities	1,348	735	3,444	872
Net cash provided by (used in) operating activities	(101,086)	(66,554)	35,800	(60,271)
Cash flows from investing activities
Purchases of property and equipment	(14,623)	(15,767)	(25,474)	(26,658)
Non-marketable investments	(31,425)	(56,341)	(32,775)	(91,841)
Cash paid for acquisitions, net of cash acquired	(30,304)	(20,204)	(139,216)	(20,204)
Purchases of marketable securities	(764,371)	(875,873)	(1,287,590)	(1,428,548)
Sales of marketable securities	239,500	—	347,556	217,958
Maturities of marketable securities	696,892	476,561	1,513,823	1,229,246
Other	36,200	(500)	36,100	(500)
Net cash provided by (used in) investing activities	131,869	(492,124)	412,424	(120,547)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,137,227	988,582	1,137,227	988,582
Purchase of capped calls	(86,825)	(100,000)	(86,825)	(100,000)
Proceeds from the exercise of stock options	3,257	20,477	7,710	23,607
Net cash provided by financing activities	1,053,659	909,059	1,058,112	912,189
Change in cash, cash equivalents, and restricted cash	1,084,442	350,381	1,506,336	731,371
Cash, cash equivalents, and restricted cash, beginning of period	968,437	902,250	546,543	521,260
Cash, cash equivalents, and restricted cash, end of period	$2,052,879	$1,252,631	$2,052,879	$1,252,631
Supplemental disclosures
Cash paid for income taxes, net	$3,280	$562	$14,288	$1,370
Cash paid for interest	1,614	$366	$6,741	$5,265

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$982,108	$454,158	$1,751,692	$916,636
Costs and expenses:
Cost of revenue	445,021	250,454	857,622	503,864
Research and development	370,671	260,863	719,251	499,476
Sales and marketing	179,724	132,118	330,010	254,323
General and administrative	179,204	121,331	340,927	255,945
Total costs and expenses	1,174,620	764,766	2,247,810	1,513,608
Operating loss	(192,512)	(310,608)	(496,118)	(596,972)
Interest income	1,251	4,768	2,388	13,357
Interest expense	(4,564)	(24,727)	(9,595)	(39,840)
Other income (expense), net	42,282	3,575	64,340	(8,814)
Loss before income taxes	(153,543)	(326,992)	(438,985)	(632,269)
Income tax benefit (expense)	1,879	1,041	439	382
Net loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.10)	$(0.23)	$(0.29)	$(0.44)
Diluted	$(0.10)	$(0.23)	$(0.29)	$(0.44)
Weighted average shares used in computation of net loss per share:
Basic	1,547,234	1,447,022	1,524,560	1,436,085
Diluted	1,547,234	1,447,022	1,524,560	1,436,085

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(258)	(2,527)	(142)	1,167
Foreign currency translation	2,195	4,814	(7,374)	(2,349)
Total other comprehensive income (loss), net of tax	1,937	2,287	(7,516)	(1,182)
Total comprehensive income (loss)	$(149,727)	$(323,664)	$(446,062)	$(633,069)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,051,961	$545,618
Marketable securities	1,415,384	1,991,922
Accounts receivable, net of allowance	797,146	744,288
Prepaid expenses and other current assets	72,468	56,147
Total current assets	4,336,959	3,337,975
Property and equipment, net	183,229	178,709
Operating lease right-of-use assets	295,266	269,728
Intangible assets, net	264,161	105,929
Goodwill	1,453,766	939,259
Other assets	287,434	192,638
Total assets	$6,820,815	$5,024,238
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$79,089	$71,908
Operating lease liabilities	54,121	41,077
Accrued expenses and other current liabilities	614,937	554,342
Total current liabilities	748,147	667,327
Convertible senior notes, net	2,550,829	1,675,169
Operating lease liabilities, noncurrent	301,580	287,292
Other liabilities	312,258	64,474
Total liabilities	3,912,814	2,694,262
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,321,477 shares issued and outstanding at June 30, 2021, and 3,000,000 shares authorized, 1,248,010 shares issued and outstanding at December 31, 2020.	13	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 23,640 shares issued and outstanding at June 30, 2021, and 700,000 shares authorized, 23,696 shares issued and outstanding at December 31, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2021, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2020.	2	2
Additional paid-in capital	11,129,196	10,200,141
Accumulated other comprehensive income (loss)	13,847	21,363
Accumulated deficit	(8,235,057)	(7,891,542)
Total stockholders’ equity	2,908,001	2,329,976
Total liabilities and stockholders’ equity	$6,820,815	$5,024,238

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,263,733	$13	1,182,527	$12	1,248,010	$12	1,160,127	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	235	—	2,348	—	548	—	2,744	—
Issuance of Class A non-voting common stock in connection with acquisitions	5,733	—	—	—	5,733	—	—	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	13,375	—	19,627	—	28,724	1	41,386	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	38,398		—	—	38,398	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	3	—	455	—	64	—	700	—
Balance, end of period	1,321,477	13	1,204,957	12	1,321,477	13	1,204,957	12
Class B voting common stock
Balance, beginning of period	23,640	—	24,279	—	23,696	—	24,522	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	3	—	391	—	8	—	393	—
Conversion of Class B voting common stock to Class A non-voting common stock	(3)	—	(455)	—	(64)		(700)	—
Balance, end of period	23,640	—	24,215	—	23,640	—	24,215	—
Class C voting common stock
Balance, beginning of period	231,627	2	232,783	2	231,627	2	231,147	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	1,665	—	—	—	3,301	—
Balance, end of period	231,627	2	234,448	2	231,627	2	234,448	2
Additional paid-in capital
Balance, beginning of period	—	9,777,646	—	9,380,435	—	10,200,141	—	9,205,256
Stock-based compensation expense	—	255,931	—	186,355	—	493,004	—	358,404
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	3,257	—	20,478	—	7,710	—	23,608
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	(664,021)	—	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	308,636	—	—	—	308,636	—	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	870,551	—	—	—	870,551	—	—
Equity component of convertible senior notes, net	—	—	—	286,589	—	—	—	286,589
Purchase of capped calls	—	(86,825)	—	(100,000)		(86,825)	—	(100,000)
Balance, end of period	—	11,129,196	—	9,773,857	—	11,129,196	—	9,773,857
Accumulated deficit
Balance, beginning of period	—	(8,083,393)	—	(7,252,646)	—	(7,891,542)	—	(6,945,930)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	95,031	—	(780)
Net loss	—	(151,664)	—	(325,951)	—	(438,546)	—	(631,887)
Balance, end of period	—	(8,235,057)	—	(7,578,597)	—	(8,235,057)	—	(7,578,597)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	11,910	—	(2,896)	—	21,363	—	573
Other comprehensive income (loss), net of tax	—	1,937	—	2,287	—	(7,516)	—	(1,182)
Balance, end of period	—	13,847	—	(609)	—	13,847	—	(609)
Total stockholders’ equity	1,576,744	$2,908,001	1,463,620	$2,194,665	1,576,744	2,908,001	1,463,620	2,194,665

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. Certain reclassifications have been made in the prior periods to conform to the current year's presentation. None of these reclassifications had a material impact to our consolidated financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million. Interest expense recognized in the current and future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

We also generate revenue from sales of hardware. For the periods presented, revenue from the sales of hardware was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
North America (1) (2)	$656,484	$263,604	$1,187,847	$544,877
Europe (3)	167,045	81,488	296,163	162,565
Rest of world	158,579	109,066	267,682	209,194
Total revenue	$982,108	$454,158	$1,751,692	$916,636

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $637.0 million and $255.9 million for the three months ended June 30, 2021 and 2020, respectively, and $1,151.6 million and $529.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, and 2027 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(126,642)	$(2,317)	$(22,705)	$(266,759)	$(5,462)	$(53,730)	$(365,112)	$(6,805)	$(66,629)	$(515,923)	$(10,692)	$(105,271)
Net loss attributable to common stockholders	$(126,642)	$(2,317)	$(22,705)	$(266,759)	$(5,462)	$(53,730)	$(365,112)	$(6,805)	$(66,629)	$(515,923)	$(10,692)	$(105,271)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,291,967	23,640	231,627	1,184,246	24,248	238,528	1,269,275	23,658	231,627	1,172,536	24,300	239,249
Diluted shares:
Weighted-average common shares - Diluted	1,291,967	23,640	231,627	1,184,246	24,248	238,528	1,269,275	23,658	231,627	1,172,536	24,300	239,249
Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.10)	$(0.10)	$(0.23)	$(0.23)	$(0.23)	$(0.29)	$(0.29)	$(0.29)	$(0.44)	$(0.44)	$(0.44)
Diluted	$(0.10)	$(0.10)	$(0.10)	$(0.23)	$(0.23)	$(0.23)	$(0.29)	$(0.29)	$(0.29)	$(0.44)	$(0.44)	$(0.44)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2021	2020
	(in thousands)
Stock options	5,066	7,008
Unvested RSUs and RSAs	107,526	152,972
Convertible Notes (if-converted)	76,703	101,591

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the six months ended June 30, 2021:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2020	131,172	$15.10
Granted	14,184	$55.82
Vested	(31,269)	$15.21
Forfeited	(6,561)	$14.30
Unvested at June 30, 2021	107,526	$20.48

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $2.1 billion as of June 30, 2021 and is expected to be recognized over a weighted-average period of 2.4 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over one to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2021:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2020	4,828	796	$10.37	5.20	$223,230
Granted	—	—	$—	—	$—
Exercised	(548)	(8)	$13.87	—	$—
Forfeited	(2)	—	$14.72	—	$—
Outstanding at June 30, 2021	4,278	788	$9.99	4.54	$294,632

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2020 and June 30, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $5.0 million as of June 30, 2021 and is expected to be recognized over a weighted-average period of 0.8 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$2,847	$2,066	$5,503	$3,848
Research and development	174,491	127,516	338,284	245,833
Sales and marketing	37,491	27,107	66,575	51,913
General and administrative	41,771	29,482	83,311	56,626
Total	$256,600	$186,171	$493,673	$358,220

5. Business Acquisitions

2021 Acquisitions

Wave Optics

In May 2021, we acquired Wave Optics Limited (“Wave Optics”), a display technology company that supplies light engines and diffractive waveguides for augmented reality displays. The total consideration was $541.8 million, of which $510.4 million represents purchase consideration and primarily consists of 4.7 million shares of our Class A common stock with a fair value of $252.0 million, cash of $13.7 million, and a $238.4 million payable due no later than May 2023 in either cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. The remaining $31.4 million of total consideration transferred represents compensation for future employment services.

The operating results of Wave Optics were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, the unaudited pro forma results of operations assuming the Wave Optics acquisition had taken place at the beginning of each period are not provided as the historical operating results of Wave Optics were not material.

The allocation of purchase price is preliminary and is subject to change based on information received related to the assets and liabilities that existed as of the acquisition date. The preliminary allocation of the total purchase consideration for this acquisition is estimated as follows:

Total
(in thousands)
Trademarks	$20,584
Technology	77,118
Customer relationships	32,708
Goodwill	370,236
Net deferred tax liability	(3,313)
Other assets acquired and liabilities assumed, net	13,111
Total	$510,444

The goodwill amount represents synergies expected to be realized from the business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Fit Analytics

In March 2021, we acquired Fit Analytics GmbH (“Fit Analytics”), a sizing technology company that powers solutions for retailers and brands, to grow our e-commerce and shopping offerings. The purchase consideration for Fit Analytics was $124.4 million, which primarily represents current and future cash consideration payments.

The allocation of purchase price is subject to change based on information received related to the assets and liabilities that existed as of the acquisition date. The allocation of the total purchase consideration for this acquisition is as follows:

Total
(in thousands)
Trademarks	$800
Technology	17,000
Customer relationships	17,000
Goodwill	88,132
Net deferred tax liability	(5,643)
Other assets acquired and liabilities assumed, net	7,160
Total	$124,449

The goodwill amount represents synergies expected to be realized from this business combination and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.

Other Acquisitions

In the six months ended June 30, 2021, we completed other acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $78.3 million, which included $19.5 million in cash, $56.6 million in shares of our Class A common stock, and $2.2 million recorded in other liabilities on the consolidated balance sheet. Of the aggregate purchase consideration, $61.7 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $1.0 million is deductible for tax purposes.

2020 Acquisitions

For the year ended December 31, 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate allocation of acquisition date fair value was as follows:

Total
(in thousands)
Technology	46,112
Goodwill	162,747
Net deferred tax liability	(5,741)
Other assets acquired and liabilities assumed, net	1,392
Total	$204,510

The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $49.6 million was deductible for tax purposes.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2020	$939,259
Goodwill acquired	520,057
Foreign currency translation	(5,550)
Balance as of June 30, 2021	$1,453,766

Intangible assets consisted of the following:

	June 30, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	1.1	$414	$324	$90
Trademarks	4.8	21,384	454	20,930
Technology	3.9	298,349	113,211	185,138
Customer relationships	5.9	49,708	1,640	48,068
Patents	4.5	20,195	10,260	9,935
		$390,050	$125,889	$264,161

	December 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	$414	$283	$131
Technology	3.2	206,197	111,129	95,068
Patents	4.9	19,860	9,130	10,730
		$226,471	$120,542	$105,929

Amortization of intangible assets was $14.4 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively, and $24.8 million and $15.4 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2021	$35,162
2022	65,448
2023	60,253
2024	49,770
2025	34,768
Thereafter	18,760
Total	$264,161

7. Convertible Notes

2027 Notes

In April 2021, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027 (the “2027 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of a $1.0 billion initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $150.0 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated April 30, 2021. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2027 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured and unsubordinated obligations which do not bear regular interest and for which the principal balance will not accrete. The 2027 Notes will mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 11.2042 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $89.25 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes.

We may redeem for cash all or any portion of the 2027 Notes, at our option, on or after May 5, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid special interest or additional interest, if any.

Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to February 1, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:

•

if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2027 Notes on each such trading day;

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2027 Notes on such trading day;

•

on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2027 Notes so surrendered for conversion in connection with such redemption notice; or

•	on the occurrence of specified corporate events.

On or after February 1, 2027, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2027 Notes who convert the 2027 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2027 Notes, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes, plus any accrued and unpaid special interest, if any.

We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

2025 Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025 (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2025 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2025 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 0.25% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2025 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 46.1233 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $21.68 per share of our Class A common stock. We may redeem for cash all or portions of the 2025 Notes, at our option, on or after May 6, 2023 based on certain circumstances.

2026 Notes

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2026 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on February 1, 2020 at a rate of 0.75% per year. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with the terms prior to such date.

The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $22.81 per share of our Class A common stock. We may redeem for cash all or portions of the 2026 Notes, at our option, on or after August 6, 2023 based on certain circumstances.

The Convertible Notes consisted of the following:

	As of June 30, 2021
	2027 Notes	2025 Notes	2026 Notes
	(in thousands)
Principal	$1,150,000	$586,500	$838,500
Unamortized debt issuance costs	(12,420)	(5,131)	(6,620)
Net carrying amount	$1,137,580	$581,369	$831,880

Prior to January 1, 2021, we separated the 2025 Notes and the 2026 Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. As a result, the 2025 Notes and 2026 Notes are each accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million. The 2027 Notes were issued after January 1, 2021.

As of June 30, 2021, the debt issuance costs on the 2027 Notes, the 2025 Notes, and the 2026 Notes will be amortized over the remaining period of approximately 5.8 years, 3.8 years, and 5.1 years, respectively.

Interest expense related to the amortization of debt issuance costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively. Interest expense related to the amortization of debt discount and issuance costs was $20.4 million and $32.0 million for the three and six months ended June 30, 2020, respectively. Contractual interest expense was $2.3 million and $5.3 million for the three and six months ended June 30, 2021, respectively, and $2.8 million and $5.2 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the if-converted value of the 2025 Notes and the 2026 Notes exceeded the principal amount by $1.3 billion and $1.7 billion, respectively. As of June 30, 2021, the if-converted value of the 2027 Notes did not exceed the principal amount. The sale price for conversion was satisfied as of June 30, 2021 for the 2025 Notes and the 2026 Notes and as a result, the 2025 Notes and 2026 Notes will continue to be eligible for optional conversion during the third quarter of 2021. The 2027 Notes were not eligible for conversion as of June 30, 2021. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

Refer to our audited consolidated financial statements and Note 7 in the Annual Report for additional details.

Capped Call Transactions

In connection with the pricing of the 2027 Notes, 2025 Notes, and 2026 Notes, we entered into the 2027 Capped Call Transactions, the 2025 Capped Call Transactions and the 2026 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $86.8 million, $100.0 million, and $102.1 million, respectively. The cap price of the 2027 Capped Call Transactions, the 2025 Capped Call Transactions, and the 2026 Capped Call Transactions is initially $121.02, $32.12, and $32.58 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2021, the 2025 Capped Call Transactions, and 2026 Capped Call Transactions were in-the-money.

Exchange Transactions

On April 27, 2021, we entered into various exchange agreements (collectively, the “Exchange Agreements”) with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $413.5 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 38.4 million shares of Class A common stock (the “Exchange Shares”). The Exchange Shares included an additional 0.6 million shares of our Class A common stock not provided for under the original conversion terms of the 2025 Notes and the 2026 Notes to induce the holders to agree to the exchange.

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.6 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included in other as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. The common stock consideration issued under the original terms of the 2025 Notes and 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $832.7 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on the consolidated statements of cash flows.

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

The future minimum contractual commitment including commitments less than one year, as of June 30, 2021, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2021	$392,110
2022	396,876
2023	9,623
2024	441
2025	92
Thereafter	2
Total minimum commitments	$799,144

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

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgment in April 2021. The settlement amount will be released from escrow as determined by the plaintiffs’ lawyers and the settlement administrator.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2021. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2021.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$17,148	$15,334	$32,088	$29,739
Sublease income	(926)	(793)	(1,328)	(1,535)
Total net lease costs	$16,222	$14,541	$30,760	$28,204

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term	7.1	7.7
Weighted-average discount rate	5.2%	5.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of June 30, 2021 were as follows:

Operating Leases
(in thousands)
Remainder of 2021	$32,135
2022	74,762
2023	69,802
2024	68,618
2025	63,404
Thereafter	118,530
Total lease payments	$427,251
Less: Imputed interest	(71,550)
Present value of lease liabilities	$355,701

As of June 30, 2021, we have additional operating leases for facilities that have not yet commenced with lease obligations of $38.7 million. These operating leases will commence between 2021 and 2022 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $18.0 million and $17.2 million for the three months ended June 30, 2021 and 2020, respectively, and $35.0 million and $38.3 million for the six months ended June 30, 2021 and 2020, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $38.3 million and $47.7 million for the three and six months ended June 30, 2021, respectively. Lease liabilities arising from obtaining operating lease right-of-use assets were not material for the three and six months ended June 30, 2020.

10. Non-Marketable Investments

We held investments in privately held companies with a carrying value of $262.2 million and $169.5 million as of June 30, 2021 and December 31, 2020, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. Non-marketable investments are included within other assets on the consolidated balance sheets. These investments are reviewed periodically for impairment. Impairment expense recorded for the six months ended June 30, 2020 was $10.5 million. Impairment expense recorded for the three and six months ended June 30, 2021 and for the three months ended June 30, 2020 was not material. Additionally, we recognized unrealized gains on non-marketable investments of $52.1 million and $75.4 million for the three and six months ended June 30, 2021 respectively, and $27.8 million of realized gains for the three and six months ended June 30, 2021. Unrealized and realized gains are included within other income (expense), net on the consolidated statements of operations. The unrealized and realized gains on non-marketable investments for the three and six months ended June 30, 2020 were not material.

11. Fair Value Measurements

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

The following tables set forth our financial assets as of June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis during the period:

	June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,932,265	$—	$—	$1,932,265
Level 1 securities:
U.S. government securities	798,694	54	(86)	798,662
U.S. government agency securities	142,596	—	(19)	142,577
Level 2 securities:
Corporate debt securities	55,161	2	(25)	55,138
Commercial paper	466,595	—	—	466,595
Certificates of deposit	72,108	—	—	72,108
Total	$3,467,419	$56	$(130)	$3,467,345

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$464,006	$—	$—	$464,006
Level 1 securities:
U.S. government securities	1,272,125	122	(21)	1,272,226
U.S. government agency securities	245,055	8	(24)	245,039
Level 2 securities:
Corporate debt securities	81,158	1	(18)	81,141
Commercial paper	425,861	—	—	425,861
Certificates of deposit	49,267	—	—	49,267
Total	$2,537,472	$131	$(63)	$2,537,540

Gross unrealized losses were not material as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. As of June 30, 2021, $178.6 million of our total $1.4 billion in marketable securities have contractual maturities between one and five years. All other marketable securities have contractual maturities less than one year.

For certain non-marketable investments, we have elected the fair value option, using Level 3 inputs, where changes in fair value are recorded in other income (expense), net. Unrealized gains and losses related to these non-marketable investments were not material for the period ended June 30, 2021. As of June 30, 2021, the fair value of these non-marketable investments was recorded within other assets and was not material.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of June 30, 2021, the fair value of the 2027 Notes, the 2025 Notes, and the 2026 Notes was $1.2 billion, $1.8 billion, and $2.5 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax benefit was $1.9 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to an income tax benefit of $1.0 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2020	$(87)	$21,450	$21,363
OCI before reclassifications	(73)	(7,374)	(7,447)
Amounts reclassified from AOCI (1)	(69)	—	(69)
Net current period OCI	(142)	(7,374)	(7,516)
Balance at June 30, 2021	$(229)	$14,076	$13,847

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

14. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Property and equipment, net:
United States	$160,288	$157,596
Rest of world (1)	22,941	21,113
Total property and equipment, net	$183,229	$178,709

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Second Quarter 2021 Results

Our key user metrics and financial results for the second quarter of 2021 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 23% year-over-year to reach 293 million in Q2 2021.
•	Average revenue per user, or ARPU, increased 76% year-over-year to reach $3.35 in Q2 2021.

Financial Results

•	Revenue increased 116% year-over-year to reach $982.1 million in Q2 2021.
•	Total costs and expenses, excluding stock-based compensation and other payroll related tax expense, increased 56% to $893.0 million in Q2 2021.
•	Net loss improved by $174.3 million year-over-year to $(151.7) million in Q2 2021.
•	Diluted net loss per share improved by 56% to $(0.10) in Q2 2021, compared to $(0.23) in Q2 2020.
•	Adjusted EBITDA improved by $213.0 million year-over-year to $117.4 million in Q2 2021.
•	Cash used in operating activities was $101.1 million in Q2 2021, compared to $66.6 million in Q2 2020.
•	Capital expenditures were $14.6 million in Q2 2021, compared to $15.8 million in Q2 2020.
•	Free Cash Flow was $(115.7) million in Q2 2021, compared to $(82.3) million in Q2 2020.
•	Cash, cash equivalents, and marketable securities were $3.5 billion as of June 30, 2021.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,681 million at June 30, 2021, compared to 1,616 million one year ago.

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

Trends in User Metrics

We define a DAU as a registered Snapchat user who opens the Snapchat application at least once during a defined 24-hour period. We define ARPU as quarterly revenue divided by the average DAUs. We assess the health of our business by measuring DAUs because we believe that this metric is an important way for management and investors to understand engagement and monitor the performance of our platform. We also measure ARPU because we believe that this metric helps our management and investors to assess the extent to which we are monetizing our service.

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 293 million DAUs on average in the second quarter of 2021, an increase of 55 million, or 23%, from the second quarter of 2020.

Quarterly Average Daily Active Users

(in millions)

Global
300
250
200
150
100
50
0
188
186
186
190
203
210
218
229
238
249
265
280
293
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
YOY growth:
8%
5%
0%
0%
8%
13%
17%
20%
17%
18%
22%
22%
23%

North America (1)
Europe (2)
Rest of World
0
20
40
60
80
100
120
80 79 79 80 83 84 86 88 90 90 92 93 95
Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21
YOY growth:
7% 3% -1% -1% 3% 6% 9% 10% 9% 7% 6% 5% 6%
61 59 60 61 64 65 67 70 71 72 74 77 78
Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21
7% 4% -1% -2% 5% 9% 12% 14% 12% 10% 10% 9% 10%
47 47 47 49 56 61 64 71 77 87 99 111 120
Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21
12% 8% 1% 2% 21% 28% 36% 45% 37% 43% 55% 57% 55%

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $982.1 million for the three months ended June 30, 2021, compared to revenue of $454.2 million for the same period in 2020, an increase of 116% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $3.35 in the second quarter of 2021, up from $1.91 in the second quarter of 2020. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

Global
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$1.91
$2.12
$2.58
$2.02
$1.91
$2.73
$3.44
$2.74
$3.35
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21

North America (1)
Europe (2)
Rest of World
$7.50
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
$3.14
$3.75
$4.42
$3.57
$3.40
$5.49
$7.19
$5.94
$7.37
$0.95
$1.05
$1.37
$1.09
$1.10
$1.43
$1.91
$1.48
$1.95
$1.20
$1.01
$1.35
$1.00
$0.89
$0.95
$1.11
$0.93
$1.07
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$982,108	$454,158	$1,751,692	$916,636
Operating loss	(192,512)	(310,608)	(496,118)	(596,972)
Net loss	(151,664)	(325,951)	(438,546)	(631,887)
Adjusted EBITDA(1)	117,403	(95,570)	115,694	(176,807)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from sales of hardware. This revenue is reported net of allowances for returns.

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

Interest Expense

Interest expense consists primarily of interest expense associated with the Convertible Notes and commitment fees related to our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and gains and impairment on non-marketable investments.

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

Discussion of Results of Operations

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance continues to remain uncertain. The COVID-19 pandemic has impacted revenue growth and will likely continue to adversely impact many aspects of our business and our partners. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic and related events on our business and partners.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$982,108	$454,158	$1,751,692	$916,636
Costs and expenses(1) (2):
Cost of revenue	445,021	250,454	857,622	503,864
Research and development	370,671	260,863	719,251	499,476
Sales and marketing	179,724	132,118	330,010	254,323
General and administrative	179,204	121,331	340,927	255,945
Total costs and expenses	1,174,620	764,766	2,247,810	1,513,608
Operating loss	(192,512)	(310,608)	(496,118)	(596,972)
Interest income	1,251	4,768	2,388	13,357
Interest expense	(4,564)	(24,727)	(9,595)	(39,840)
Other income (expense), net	42,282	3,575	64,340	(8,814)
Loss before income taxes	(153,543)	(326,992)	(438,985)	(632,269)
Income tax benefit (expense)	1,879	1,041	439	382
Net loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Adjusted EBITDA(3)	$117,403	$(95,570)	$115,694	$(176,807)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,847	$2,066	$5,503	$3,848
Research and development	174,491	127,516	338,284	245,833
Sales and marketing	37,491	27,107	66,575	51,913
General and administrative	41,771	29,482	83,311	56,626
Total	$256,600	$186,171	$493,673	$358,220

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$4,727	$5,532	$10,003	$11,057
Research and development	14,358	8,463	25,394	17,378
Sales and marketing	5,162	3,381	8,348	6,547
General and administrative	4,023	3,549	8,023	7,147
Total	$28,270	$20,925	$51,768	$42,129

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	45	55	49	55
Research and development	38	57	41	54
Sales and marketing	18	29	19	28
General and administrative	18	27	19	28
Total costs and expenses	120	168	128	165
Operating loss	(20)	(68)	(28)	(65)
Interest income	—	1	—	1
Interest expense	—	(5)	(1)	(4)
Other income (expense), net	4	1	4	(1)
Loss before income taxes	(16)	(72)	(25)	(69)
Income tax benefit (expense)	—	—	—	—
Net loss	(16)%	(72)%	(25)%	(69)%

Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$982,108	$454,158	$1,751,692	$916,636
Revenue as a dollar change		$527,950		$835,056
Revenue as a percentage change		116%		91%

Revenue for the three and six months ended June 30, 2021 increased $528.0 million and $835.1 million, respectively, compared to the same periods in 2020. Revenue increased in both periods due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Cost of Revenue	$445,021	$250,454	$857,622	$503,864
Cost of Revenue as a dollar change		$194,567		$353,758
Cost of Revenue as a percentage change		78%		70%

Cost of revenue for the three and six months ended June 30, 2021 increased $194.6 million and $353.8 million, respectively, compared to the same periods in 2020. The increase in cost of revenue was primarily driven by higher content costs which included $75.6 million and $165.6 million for the three and six months ended June 30, 2021, respectively, for Spotlight, which launched in Q4 2020. In addition, the increases were driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share. The increases were also a result of increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies, campaign delivery and measurement costs, and content review costs across the platform.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Research and Development Expenses	$370,671	$260,863	$719,251	$499,476
Research and Development Expenses as a dollar change		$109,808		$219,775
Research and Development Expenses as a percentage change		42%		44%

Research and development expenses for the three and six months ended June 30, 2021 increased $109.8 million and $219.8 million, respectively, compared to the same periods in 2020. The increases were primarily driven by higher personnel expenses due to increased stock-based compensation expense, growth in research and development headcount, and changes to our cash compensation programs.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Sales and Marketing Expenses	$179,724	$132,118	$330,010	$254,323
Sales and Marketing Expenses as a dollar change		$47,606		$75,687
Sales and Marketing Expenses as a percentage change		36%		30%

Sales and marketing expenses for the three and six months ended June 30, 2021 increased $47.6 million and $75.7 million, respectively, compared to the same periods in 2020. The increases were primarily driven by higher personnel expenses due to increased stock-based compensation expense and growth in sales and marketing headcount as well as increased marketing investments. For the six months ended June 30, 2021, the year-over-year increase was partially offset by the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities in 2021 and for the three months ended June 30, 2020.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
General and Administrative Expenses	$179,204	$121,331	$340,927	$255,945
General and Administrative Expenses as a dollar change		$57,873		$84,982
General and Administrative Expenses as a percentage change		48%		33%

General and administrative expenses for the three and six months ended June 30, 2021 increased $57.9 million and $85.0 million, respectively, compared to the same periods in 2020. The increases were primarily due to higher personnel expenses driven by stock-based compensation expense as well as headcount growth. For the six months ended June 30, 2021, the year- over-year increase was partially offset by the impact of lower travel and event-related spending due to COVID-19 related restrictions on these activities in 2021 and for the three months ended June 30, 2020.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest Income	$1,251	$4,768	$2,388	$13,357
Interest Income as a dollar change		$(3,517)		$(10,969)
Interest Income as a percentage change		(74)%		(82)%

Interest income for the three and six months ended June 30, 2021 decreased $3.5 million and $11.0 million, respectively, compared to the same periods in 2020. The decreases were primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest Expense	$(4,564)	$(24,727)	$(9,595)	$(39,840)
Interest Expense as a dollar change		$20,163		$30,245
Interest Expense as a percentage change		(82)%		(76)%

Interest expense for the three and six months ended June 30, 2021 decreased $20.2 million and $30.2 million, respectively, compared to the same periods in 2020 due to the early adoption of ASU 2020-06 on January 1, 2021. As a result of this adoption, we account for the Convertible Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2021, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively, while interest expense related to the amortization of debt discount and issuance costs was $20.4 million and $32.0 million for the three and six months ended June 30, 2020, respectively. Contractual interest expense was $2.3 million and $5.3 million for the three and six months ended June 30, 2021, respectively, and $2.8 million and $5.2 million for the three and six months ended June 30, 2020, respectively.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Other Income (Expense), Net	$42,282	$3,575	$64,340	$(8,814)
Other Income (Expense), Net as a dollar change		$38,707		$73,154
Other Income (Expense), Net as a percentage change		1,083%		830%

Other income, net for the three and six months ended June 30, 2021 was $42.3 million and $64.3 million, respectively, compared to other income, net of $3.6 million and other expense, net of $8.8 million, respectively, in the same periods in 2020. Other income, net for the three months ended June 30, 2021 was primarily a result of a $52.1 million unrealized gain and a $27.8 million realized gain on non-marketable investments offset by induced conversion expense related to the Convertible Notes.

Other income, net for the six months ended June 30, 2021 was primarily a result of a $75.4 million unrealized gain and a $27.8 million realized gain on non-marketable investments offset by induced conversion expense related to the Convertible Notes. Other expense, net for the six months ended June 30, 2020 was primarily a result of a $10.5 million impairment of non-marketable investments.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Income Tax Benefit (Expense)	$1,879	$1,041	$439	$382
Income Tax Benefit (Expense) as a dollar change		$838		$57
Income Tax Benefit (Expense) as a percentage change		80%		15%
Effective Tax Rate	1.2%	0.3%	0.1%	0.1%

Income tax benefit for the three and six months ended June 30, 2021 was $1.9 million and $0.4 million, respectively, compared to an income tax benefit of $1.0 million and $0.4 million, respectively, for the same periods in 2020. The income tax benefits for all periods were primarily from partial valuation allowance releases on our deferred tax assets due to deferred tax liabilities originating from acquisitions.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Net Loss as a dollar change		$174,287		$193,341
Net Loss as a percentage change		53%		31%

Adjusted EBITDA	$117,403	$(95,570)	$115,694	$(176,807)
Adjusted EBITDA as a dollar change		$212,973		$292,501
Adjusted EBITDA as a percentage change		223%		165%

Net loss for the three and six months ended June 30, 2021 was $151.7 million and $438.5 million, respectively, compared to $326.0 million and $631.9 million, respectively, for the same periods in 2020. Adjusted EBITDA for the three and six months ended June 30, 2021 was $117.4 million and $115.7 million, respectively, compared to $(95.6) million and $(176.8) million, respectively, for the same periods in 2020. The increases in Adjusted EBITDA were attributable to increased revenues, partially offset by increased cost of revenue primarily due to higher content acquisition costs between the periods. The decreases in net loss were also partially offset by an increase in stock-based compensation expense in both periods.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$(101,086)	$(66,554)	$35,800	$(60,271)
Less:
Purchases of property and equipment	(14,623)	(15,767)	(25,474)	(26,658)
Free Cash Flow	$(115,709)	$(82,321)	$10,326	$(86,929)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(151,664)	$(325,951)	$(438,546)	$(631,887)
Add (deduct):
Interest income	(1,251)	(4,768)	(2,388)	(13,357)
Interest expense	4,564	24,727	9,595	39,840
Other (income) expense, net	(42,282)	(3,575)	(64,340)	8,814
Income tax (benefit) expense	(1,879)	(1,041)	(439)	(382)
Depreciation and amortization	28,270	20,925	51,768	42,129
Stock-based compensation expense	256,600	186,171	493,673	358,220
Payroll and other tax expense related to stock-based compensation	25,045	7,942	66,371	19,816
Adjusted EBITDA	$117,403	$(95,570)	$115,694	$(176,807)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $3.5 billion as of June 30, 2021, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2027 Notes were not convertible as of June 30, 2021. In addition, in April 2021, we entered into the Exchange Agreements with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $413.5 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 38.4 million shares of Class A common stock.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of June 30, 2021 and as a result, the 2025 Notes will continue to be eligible for optional conversion during the third quarter of 2021.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of June 30, 2021 and as a result, the 2026 Notes will continue to be eligible for optional conversion during the third quarter of 2021.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for the Convertible Notes offerings that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the issuance of the 2025 Notes. In April 2021, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the issuance of the 2027 Notes and subject to satisfaction of a specified senior net leverage ratio, additional future indebtedness. As of June 30, 2021, no amounts were outstanding under the Credit Facility. As of June 30, 2021, we had $23.9 million in the form of outstanding standby letters of credit.

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

As of June 30, 2021, approximately 8% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(101,086)	$(66,554)	$35,800	$(60,271)
Net cash provided by (used in) investing activities	131,869	(492,124)	412,424	(120,547)
Net cash provided by financing activities	1,053,659	909,059	1,058,112	912,189
Change in cash, cash equivalents, and restricted cash	$1,084,442	$350,381	$1,506,336	$731,371
Free Cash Flow (1)	$(115,709)	$(82,321)	$10,326	$(86,929)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Six Months Ended June 30, 2021 and 2020

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities increased $34.5 million in the three months ended June 30, 2021, compared to the same period in 2020. Net cash used in operating activities was $101.1 million for the three months ended June 30, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $256.6 million and depreciation and amortization expense of $28.3 million. Net cash used in operating activities for the three months ended June 30, 2021 was also driven by an increase in the accounts receivable balance of $174.5 million due to an increase in revenue in the period and a $50.2 million decrease in accounts payable primarily due to the timing of payments.

Net cash provided by operating activities was $35.8 million in the six months ended June 30, 2021 as compared to net cash used in operations of $60.3 million in the six months ended June 30, 2020 resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $493.7 million and depreciation and amortization expense of $51.8 million. Net cash provided by operating activities for the six months ended June 30, 2021 was also driven by an increase in the accounts receivable balance of $45.1 million due to an increase in revenue in the period and a $33.0 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $131.9 million for the three months ended June 30, 2021, compared to net cash used in investing activities of $492.1 million for the same period in 2020. Our investing activities in the three months ended June 30, 2021 consisted of cash provided by the sales and maturities of marketable securities of $936.4 million, partially offset by the purchase of marketable securities of $764.4 million. Net cash used in investing activities for the three months ended June 30, 2020 consisted primarily of cash used in the purchase of marketable securities of $875.9 million and non-marketable investments of $56.3 million, partially offset by the maturities of marketable securities of $476.6 million.

Net cash provided by investing activities was $412.4 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $120.5 million for the same period in 2020. Our investing activities in the six months ended June 30, 2021 consisted of cash provided by the sales and maturities of marketable securities of $1.9 billion, partially offset by the purchase of marketable securities of $1.3 billion and cash paid for acquisitions of $139.2 million. Net cash used in investing activities for the six months ended June 30, 2020 consisted of cash used in the purchase of marketable securities of $1.4 billion and non-marketable investments of $91.8 million, partially offset by the sales and maturities of marketable securities of $1.4 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 billion for both the three and six months ended June 30, 2021, compared to net cash provided by financing activities of $909.1 million and $912.2 million for the same periods in 2020, respectively. Our financing activities for the three and six months ended June 30, 2021 consisted primarily of net proceeds of $1.14 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million. Our financing activities for the three and six months ended June 30, 2020 consisted primarily of net proceeds of $988.6 million from the issuance of the 2025 Notes, offset by the purchase of the 2025 Capped Call Transactions of $100.0 million. Net cash provided by financing activities in all periods presented includes proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $(115.7) million and $10.3 million for the three and six months ended June 30, 2021, respectively, compared to $(82.3) million and $(86.9) million for the three and six months ended June 30, 2020, respectively. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $14.6 million and $25.5 million for the three and six months ended June 30, 2021, respectively, compared to $15.8 million and $26.7 million for the three and six months ended June 30, 2020, respectively. See “Non-GAAP Financial Measures.”

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

Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Total	Less than 1 Year (Remainder of 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$722,054	$354,392	$367,662	$—	$—
Lease commitments	465,905	32,823	156,869	154,827	121,386
Other commitments	77,090	37,718	38,837	533	2
Total contractual commitments	$1,265,049	$424,933	$563,368	$155,360	$121,388

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.1 billion and $545.6 million at June 30, 2021 and December 31, 2020, respectively. We had marketable securities totaling $1.4 billion and $2.0 billion at June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

During the first quarter of 2021, we completed the initial phase of our new enterprise resource planning (“ERP”) system implementation and migrated our general ledger, consolidation, and planning processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

Following implementation, the changes to our control environment were validated according to our established processes. No other changes in our internal control over financial reporting were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and will thereby improve our financial performance over the long term. We currently have a history of operating losses but, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would further delay or hinder our ability to settle the principal and interest payments on the Convertible Notes or other indebtedness when due, and to attain and sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

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

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate.

2.	Our Community and Competition

We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users, or to generate meaningful revenue, if at all. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. While we have experienced rapid growth in our community over the last few years, we have also experienced declines and there can be no assurance that won’t happen again. We have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale.

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

We also must actively protect our intellectual property. From time to time, we are subject to various legal claims, investigations, and proceedings, including class actions and matters involving intellectual property, that may be costly or distract management. We also rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, and the fair-use doctrine, each of which has been subject to adverse judicial, political, and regulatory scrutiny in recent times.

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

Our two co-founders control over 99% of the voting power of our outstanding capital stock, which means they control substantially all outcomes submitted to stockholders. Class A common stockholders have no voting rights, unless required by Delaware law. This concentrated control may result in our co-founders voting their shares in their best interest, which might not always be in the interest of our stockholders generally.

Risk Factors

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We have seen the growth rate of our user base decline in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 293 million DAUs on average in the quarter ended June 30, 2021. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities, the majority of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with low smartphone penetration even if such countries have well-established and high bandwidth capacity cellular networks. We may also not experience rapid user growth or engagement in countries where, even though smartphone penetration is high, consumers rely heavily on Wi-Fi due to the lack of sufficient cellular based data networks and therefore may not access our products regularly throughout the day. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2020, 2019, and 2018, advertising revenue accounted for approximately 99%, 98%, and 99% of total revenue, respectively. We expect this trend to continue for the foreseeable future. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, no individual customer accounts for more than 10% of our annual revenue. In addition, advertisers may view some of our products as experimental and unproven, or prefer certain of our products over others. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended June 30, 2020. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to and for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, the California Consumer Privacy Act, or CCPA, went into effect in January 2020 and places additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, changes to iOS or Android operating systems’ practices and policies, such as Apple’s recent iOS update that imposes heightened restrictions on our access and use of user data and similar changes expected to be implemented by Google with respect to its Android operating system, may reduce the quantity or quality of the data and metrics that can be collected or used by us and our partners, or adversely affect our ability to effectively target advertisements to users or demonstrate the value of our advertisements to advertisers, any of which could reduce the demand and pricing for our advertising products and seriously harm our business. The impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

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

Our two co-founders, Evan Spiegel and Robert Murphy, own or control voting shares of our capital stock that represent over 99% of the voting power of our outstanding capital stock as of June 30, 2021, and Mr. Spiegel alone can exercise voting control over a majority of our voting power. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The ongoing global COVID-19 pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. As some of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, the Olympics, and in-person learning, which were postponed or cancelled during the COVID-19 pandemic and may continue to be adversely affected. In addition, the unpredictability of the COVID-19 pandemic may make it difficult to forecast our advertising revenue, and although we may benefit in the shorter term from changes in the current advertising landscape, any increases may not be indicative of longer-term trends. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.

In response to the COVID-19 pandemic, many state, local, and foreign governments put in place, and others in the future may put in place, quarantines, executive actions, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, continue, or be reimplemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We implemented and continue a flexible work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we believe are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The effects of the COVID-19 pandemic on user engagement or growth are highly uncertain, and may lead to unpredictable results in the short term and long term, including shorter-term increases in user engagement or growth that may not be indicative of longer-term trends. As physical distancing requirements and shelter-in-place orders continue or are reactivated, and as fewer in-person activities take place, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of continued physical distancing requirements and shelter-in-place orders. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. The short- and long-term impact of any major change, like our early 2018 application redesign and the rewrite of our application for Android users in 2019, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products, or to use our products repeatedly to receive the most benefit. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. We believe this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may also develop new products or initiatives that increase user engagement and costs without increasing revenue. For example, in 2016, we introduced Memories, our cloud storage service for Snaps, which increases our storage costs but does not currently generate revenue.

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

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including communication, content, games, and augmented reality. Our competitors range from smaller or newer companies to larger more established companies such as Apple, ByteDance (including TikTok), Facebook (including Instagram and WhatsApp), Google (including YouTube), Kakao, LINE, Naver (including Snow), Tencent, and Twitter which provide their users with a variety of products, services, content, and online advertising offerings, and advertising-supported video on demand platforms that offer, or will offer, products and services that may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, ByteDance, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $8.2 billion and for the three months ended June 30, 2021, we experienced a net loss of $151.7 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses continue to exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

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

Our efforts to protect the information that our users and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees, users, or advertisers to disclose information to gain access to our data or our users’ or advertisers’ data. If any of these events occur, our or our users’ or advertisers’ information could be accessed or disclosed improperly. We have previously suffered the loss of employee information related to an employee error. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all these steps, their networks may still suffer a breach, which could compromise our users’ data.

Any incidents where our users’ or advertisers’ information is accessed without authorization, or is improperly used, or incidents that violate our Terms of Service or policies, could damage our reputation and our brand and diminish our competitive position. In addition, affected users or government authorities could initiate legal or regulatory action against us over those incidents, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

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

Similarly, terrorists, criminals, and other bad actors may use our products to promote their goals and encourage users to engage in terror and other illegal activities. We expect that as more people use our products, these bad actors will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these bad actors will continue to seek ways to act inappropriately and illegally on Snapchat. Combating these bad actors requires our teams to divert significant time and focus from improving our products. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these bad actors, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, and foreign laws, regulations, and executive actions regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws, regulations, and executive actions in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws, regulations, and executive actions can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws, regulations, and executive actions constantly evolve, remain subject to significant change, and may be issued with limited advance notice. For example, an executive order under the prior U.S. administration was issued prohibiting certain transactions with a Chinese-owned company, with the prohibition becoming effective 45 days after the date of the order. In addition, the application and interpretation of these laws, regulations, and executive actions are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the CCPA went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implementing the legislation, are far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

We have made, and are continuing to make, investments to enable users, partners, and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products nor do we focus our efforts on users with higher ARPU, and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. We focus on growing engagement across our service, and from time to time our efforts may reduce user activity with certain monetizable products in favor of other products we do not currently monetize. If we are not successful in our efforts to grow or effectively monetize our user base, or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

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

The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base. However, the actions we take to achieve such improvements may not have the intended effect and may instead result in disruptions, employee turnover, declines in revenue, and other adverse effects.

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

Substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide.

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

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we cannot assure you that users will purchase or use such new products and services in the future. We will also continue to attempt to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement on our service or on certain platforms, our relationships with advertisers and partners, and our business could be seriously harmed.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. Any restriction on access to Snapchat due to foreign government actions or initiatives, or any withdrawal by us from certain countries because of such actions or initiatives, or any increased competition due to actions and initiatives of foreign governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

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

We have expanded to new international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominately operate, and are growing our operations in existing international markets. In connection with our international expansion and growth, we have also hired new employees in many of these markets. This international expansion may:

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

Our products are highly technical and complex. Snapchat, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that results in physical harm to a user or others around the user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products and that Snapchat and Zenly’s application infringe a You Map patent. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these and other similar lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. This lawsuit was recently dismissed, and we believe we have meritorious defenses to this and other putative class actions. However, an unfavorable outcome in these lawsuits could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions, and the settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgment in April 2021. The settlement amount will be released from escrow as determined by the plaintiffs’ lawyers and the settlement administrator.

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

In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Such changes could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 30 languages, and we have offices in more than 15 countries. We plan to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

We have based a significant portion of our European operations in the United Kingdom and have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries. These operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and difficult to comply with. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2021, we had recorded a total of $1.7 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have limited manufacturing experience for our only physical product, Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on contract manufacturers to build Spectacles. Our contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturers’ quality systems and controls, and therefore must rely on our manufacturers to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has threatened tougher trade terms with China and other countries, leading to the imposition, or potential future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business. Furthermore, any adverse change in our contract manufacturers’ financial or business condition or our relationship with our contract manufacturers could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

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

We engage in business with some of our partners on an open credit basis. While we attempt to monitor individual partner payment capability when we grant open credit arrangements and maintain allowances we believe are adequate to cover exposure for doubtful accounts, we cannot assure investors these programs will be effective in managing our credit risks in the future. This may be especially true as our business grows and expands, we engage with partners that have limited operating history, or we engage with partners that we may not be familiar with. If we are unable to adequately control these risks, our business could be seriously harmed.

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Convertible Notes, and any other debt when due, which may seriously harm our business.

Our ability to make principal or interest payments on, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. Our ability to refinance the Convertible Notes or our other indebtedness will depend on various factors, including the available capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including the Convertible Notes and Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.

In addition, holders of the Convertible Notes will have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the indentures governing the Convertible Notes, or the Indentures, occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. However, the new U.S. administration has indicated a desire to reform the Code, including by potentially increasing U.S. federal corporate income tax rates, and it is currently unclear what, if any, changes to the Code will be enacted and how that may affect our business or the financial markets and the market price of our Class A common stock.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2021, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, S&P Dow Jones, another provider of widely followed stock indexes, has stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock is likely not eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $73.59 through June 30, 2021. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. Beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters for our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January 2020, we entered into a preliminary agreement to settle the federal and state securities class actions, and the settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgment in April 2021. The settlement amount will be released from escrow as determined by the plaintiffs’ lawyers and the settlement administrator. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

Conversions or exchanges of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise affect the market price of our Class A common stock.

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

We may also engage in exchanges, or we may repurchase or induce conversions, of the Convertible Notes in the future. Holders of the Convertible Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Convertible Notes. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our Capped Call Transactions or their respective affiliates.

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

The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2025 Notes, 2026 Notes, or 2027 Notes by holders continue to be met before the close of business on the business day immediately preceding February 1, 2025, May 1, 2026, or February 1, 2027, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

Furthermore, certain provisions in the Indentures governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the Indentures require us, at the holders’ election, to repurchase the Convertible Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes or increase the conversion rate, which could make it more costly for a third party to acquire us. The Indentures also prohibit us from engaging in a merger or acquisition unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the Indentures. These and other provisions in the Indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Convertible Notes or our stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2021, we had outstanding a total of 1.3 billion shares of Class A common stock, 23.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of June 30, 2021, 103.7 million shares of Class A common stock and 0.8 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 377.9 million shares (including options exercisable and RSAs subject to forfeiture as of June 30, 2021) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, beginning on May 16, 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions purportedly brought on behalf of purchasers of our Class A common stock. In January

2020, we entered into a preliminary agreement to settle the federal and state securities class actions, and the settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgment in April 2021. The settlement amount will be released from escrow as determined by the plaintiffs’ lawyers and the settlement administrator. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we agreed to issue a total of 5,733,418 shares of our Class A common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D, or Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm

On July 20, 2021, we held our 2021 annual meeting of stockholders. That same day, the holders of an aggregate of 231,626,943 shares of our Class C common stock, representing an aggregate of over 99% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Kelly Coffey, Joanna Coles, Liz Jenkins, A.G. Lafley, Stanley Meresman, Scott D. Miller, Poppy Thorpe, and Fidel Vargas. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.

Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2021.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38017	4.1	April 30, 2021

4.2	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.1	April 30, 2021

10.1	Fourth Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated April 27, 2021.	8-K	001-38017	10.1	April 30, 2021

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Capped Call Confirmation	8-K	001-38017	99.1	April 30, 2021

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: July 22, 2021	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2021	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)