Form 10-Q
period 2021-09-30
Snap Inc
filed 2021-10-22
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,355,494,143 shares outstanding as of October 19, 2021
Class B common stock, $0.00001 par value	22,676,420 shares outstanding as of October 19, 2021
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 19, 2021

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
•

the potential adverse impact of climate change, natural disasters, and health epidemics, including the COVID-19 pandemic, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flows from operating activities
Net loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,510	21,804	84,278	63,933
Stock-based compensation	300,898	192,080	794,571	550,300
Amortization of debt discount and issuance costs	1,109	24,503	3,301	56,478
(Gains) losses on debt and equity securities, net	(121,007)	4,142	(223,527)	12,114
Induced conversion expense related to convertible notes	4,536	—	41,538	—
Other	(732)	1,924	4,019	(443)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(132,908)	(151,856)	(178,044)	(43,310)
Prepaid expenses and other current assets	(4,191)	(10,608)	(15,562)	(19,352)
Operating lease right-of-use assets	11,470	10,054	35,217	28,307
Other assets	(4,204)	3,390	(5,440)	2,343
Accounts payable	11,084	3,435	17,430	11,448
Accrued expenses and other current liabilities	56,687	61,595	89,726	94,368
Operating lease liabilities	(13,911)	(15,760)	(35,265)	(40,739)
Other liabilities	2,170	322	5,615	1,194
Net cash provided by (used in) operating activities	71,552	(54,828)	107,352	(115,099)
Cash flows from investing activities
Purchases of property and equipment	(19,836)	(14,727)	(45,310)	(41,385)
Strategic investments	(735)	(3,500)	(33,510)	(95,341)
Cash paid for acquisitions, net of cash acquired	(37,375)	(33,508)	(176,591)	(53,712)
Purchases of marketable securities	(609,176)	(1,148,344)	(1,896,766)	(2,576,892)
Sales of marketable securities	19,999	155,899	367,555	373,857
Maturities of marketable securities	492,921	668,930	2,006,744	1,898,176
Other	(1,000)	—	35,100	(500)
Net cash provided by (used in) investing activities	(155,202)	(375,250)	257,222	(495,797)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,137,227	988,582
Purchase of capped calls	—	—	(86,825)	(100,000)
Proceeds from the exercise of stock options	4,045	2,434	11,755	26,041
Net cash provided by financing activities	4,045	2,434	1,062,157	914,623
Change in cash, cash equivalents, and restricted cash	(79,605)	(427,644)	1,426,731	303,727
Cash, cash equivalents, and restricted cash, beginning of period	2,052,879	1,252,631	546,543	521,260
Cash, cash equivalents, and restricted cash, end of period	$1,973,274	$824,987	$1,973,274	$824,987
Supplemental disclosures
Cash paid for income taxes, net	$1,940	$1,309	$16,228	$2,679
Cash paid for interest	3,508	$5,113	$10,249	$10,378

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,067,471	$678,668	$2,819,163	$1,595,304
Costs and expenses:
Cost of revenue	443,473	293,095	1,301,095	796,959
Research and development	412,021	283,639	1,131,272	783,115
Sales and marketing	217,526	143,511	547,536	397,834
General and administrative	175,275	126,287	516,202	382,232
Total costs and expenses	1,248,295	846,532	3,496,105	2,360,140
Operating loss	(180,824)	(167,864)	(676,942)	(764,836)
Interest income	1,257	2,801	3,645	16,158
Interest expense	(4,031)	(28,212)	(13,626)	(68,052)
Other income (expense), net	112,631	(5,669)	176,971	(14,483)
Loss before income taxes	(70,967)	(198,944)	(509,952)	(831,213)
Income tax benefit (expense)	(992)	(909)	(553)	(527)
Net loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.05)	$(0.14)	$(0.33)	$(0.58)
Diluted	$(0.05)	$(0.14)	$(0.33)	$(0.58)
Weighted average shares used in computation of net loss per share:
Basic	1,580,966	1,466,420	1,543,568	1,446,040
Diluted	1,580,966	1,466,420	1,543,568	1,446,040

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	23	(1,210)	(119)	(43)
Foreign currency translation	(4,091)	10,318	(11,465)	7,969
Total other comprehensive income (loss), net of tax	(4,068)	9,108	(11,584)	7,926
Total comprehensive loss	$(76,027)	$(190,745)	$(522,089)	$(823,814)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,972,358	$545,618
Marketable securities	1,509,463	1,991,922
Accounts receivable, net of allowance	913,539	744,288
Prepaid expenses and other current assets	76,669	56,147
Total current assets	4,472,029	3,337,975
Property and equipment, net	189,946	178,709
Operating lease right-of-use assets	291,181	269,728
Intangible assets, net	261,131	105,929
Goodwill	1,484,108	939,259
Other assets	412,770	192,638
Total assets	$7,111,165	$5,024,238
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$91,769	$71,908
Operating lease liabilities	56,191	41,077
Accrued expenses and other current liabilities	660,536	554,342
Total current liabilities	808,496	667,327
Convertible senior notes, net	2,252,079	1,675,169
Operating lease liabilities, noncurrent	292,506	287,292
Other liabilities	317,968	64,474
Total liabilities	3,671,049	2,694,262
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,349,890 shares issued and outstanding at September 30, 2021, and 3,000,000 shares authorized, 1,248,010 shares issued and outstanding at December 31, 2020.	13	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 23,636 shares issued and outstanding at September 30, 2021, and 700,000 shares authorized, 23,696 shares issued and outstanding at December 31, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2021, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2020.	2	2
Additional paid-in capital	11,737,338	10,200,141
Accumulated other comprehensive income (loss)	9,779	21,363
Accumulated deficit	(8,307,016)	(7,891,542)
Total stockholders’ equity	3,440,116	2,329,976
Total liabilities and stockholders’ equity	$7,111,165	$5,024,238

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,321,477	$13	1,204,957	$12	1,248,010	$12	1,160,127	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	342	—	292	—	890	—	3,036	—
Issuance of Class A non-voting common stock in connection with acquisitions	84	—	—	—	5,817	—	—	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	13,912	—	19,060	—	42,636	—	60,446	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	14,012	—	—	—	52,410	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	63	—	5,137	—	127	1	5,837	—
Balance, end of period	1,349,890	13	1,229,446	12	1,349,890	13	1,229,446	12
Class B voting common stock
Balance, beginning of period	23,640	—	24,215	—	23,696	—	24,522	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	59	—	128	—	67	—	521	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	4,437	—	—	—	4,437	—
Conversion of Class B voting common stock to Class A non-voting common stock	(63)	—	(5,137)	—	(127)	—	(5,837)	—
Balance, end of period	23,636	—	23,643	—	23,636	—	23,643	—
Class C voting common stock
Balance, beginning of period	231,627	2	234,448	2	231,627	2	231,147	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	1,616	—	—	—	4,917	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	(4,437)	—	—	—	(4,437)
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Additional paid-in capital
Balance, beginning of period	—	11,129,196	—	9,773,857	—	10,200,141	—	9,205,256
Stock-based compensation expense	—	299,450	—	192,416	—	792,454	—	550,820
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	4,045	—	2,434	—	11,755	—	26,042
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	(664,021)	—	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	—	308,636	—	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	304,647	—	—	—	1,175,198	—	—
Equity component of convertible senior notes, net	—	—	—	—	—	—	—	286,589
Purchase of capped calls	—	—	—	—	—	(86,825)	—	(100,000)
Balance, end of period	—	11,737,338	—	9,968,707	—	11,737,338	—	9,968,707
Accumulated deficit
Balance, beginning of period	—	(8,235,057)	—	(7,578,597)	—	(7,891,542)	—	(6,945,930)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	95,031	—	(779)
Net loss	—	(71,959)	—	(199,852)	—	(510,505)	—	(831,740)
Balance, end of period	—	(8,307,016)	—	(7,778,449)	—	(8,307,016)	—	(7,778,449)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	13,847	—	(609)	—	21,363	—	573
Other comprehensive income (loss), net of tax	—	(4,068)	—	9,108	—	(11,584)	—	7,926
Balance, end of period	—	9,779	—	8,499	—	9,779	—	8,499
Total stockholders’ equity	1,605,153	$3,440,116	1,484,716	$2,198,771	1,605,153	3,440,116	1,484,716	2,198,771

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. Certain reclassifications have been made in the prior periods to conform to the current year's presentation. None of these reclassifications had a material impact on our consolidated financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, lease exit charges, forfeiture rate, the fair value of convertible senior notes, the fair value of stock-based awards, and the fair value of strategic investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

We also generate revenue from sales of hardware. For the periods presented, revenue from the sales of hardware was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
North America (1) (2)	$772,797	$468,450	$1,960,644	$1,013,327
Europe (3)	160,257	107,116	456,420	269,681
Rest of world	134,417	103,102	402,099	312,296
Total revenue	$1,067,471	$678,668	$2,819,163	$1,595,304

(1)	North America includes Mexico, the Caribbean, and Central America.

(2)

United States revenue was $750.1 million and $455.9 million for the three months ended September 30, 2021 and 2020, respectively, and $1,901.7 million and $985.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(60,340)	$(1,076)	$(10,543)	$(164,499)	$(3,234)	$(32,120)	$(426,077)	$(7,822)	$(76,606)	$(680,951)	$(13,867)	$(136,922)
Net loss attributable to common stockholders	$(60,340)	$(1,076)	$(10,543)	$(164,499)	$(3,234)	$(32,120)	$(426,077)	$(7,822)	$(76,606)	$(680,951)	$(13,867)	$(136,922)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,325,700	23,639	231,627	1,207,015	23,732	235,674	1,288,290	23,651	231,627	1,183,882	24,109	238,049
Diluted shares:
Weighted-average common shares - Diluted	1,325,700	23,639	231,627	1,207,015	23,732	235,674	1,288,290	23,651	231,627	1,183,882	24,109	238,049
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.05)	$(0.05)	$(0.14)	$(0.14)	$(0.14)	$(0.33)	$(0.33)	$(0.33)	$(0.58)	$(0.58)	$(0.58)
Diluted	$(0.05)	$(0.05)	$(0.05)	$(0.14)	$(0.14)	$(0.14)	$(0.33)	$(0.33)	$(0.33)	$(0.58)	$(0.58)	$(0.58)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2021	2020
	(in thousands)
Stock options	4,708	6,649
Unvested RSUs and RSAs	95,874	142,466
Convertible Notes (if-converted)	62,755	101,591

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the nine months ended September 30, 2021:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2020	131,172	$15.10
Granted	18,168	$59.13
Vested	(45,486)	$15.64
Forfeited	(7,980)	$15.04
Unvested at September 30, 2021	95,874	$23.19

All RSUs and RSAs granted after December 31, 2016 vest on the satisfaction of only a service-based condition (“Post-2017 Awards”). Total unrecognized compensation cost related to Post-2017 Awards was $2.0 billion as of September 30, 2021 and is expected to be recognized over a weighted-average period of 2.3 years. The service condition for Post-2017 Awards granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued Post-2017 RSUs with vesting periods in excess of four years. The service condition for Post-2017 Awards granted after February 2018 is generally satisfied in equal monthly or quarterly installments over one to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2021:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2020	4,828	796	$10.37	5.20	$223,230
Granted	48	—	$49.63	—	$—
Exercised	(891)	(66)	$12.30	—	$—
Forfeited	(7)	—	$13.53	—	$—
Outstanding at September 30, 2021	3,978	730	$10.38	4.41	$298,934

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2020 and September 30, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $4.9 million as of September 30, 2021 and is expected to be recognized over a weighted-average period of 1.0 year.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$9,132	$2,623	$14,635	$6,471
Research and development	198,893	132,003	537,177	377,836
Sales and marketing	51,675	27,393	118,250	79,306
General and administrative	41,198	30,061	124,509	86,687
Total	$300,898	$192,080	$794,571	$550,300

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

Other Acquisitions

In the nine months ended September 30, 2021, we completed other acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $123.8 million, which included $54.4 million in cash, $56.6 million in shares of our Class A common stock, and $12.8 million recorded in other liabilities on the consolidated balance sheet.

The aggregate allocation of purchase consideration was as follows:

Total
(in thousands)
Technology	$27,700
Customer relationships	4,000
Goodwill	96,292
Net deferred tax liability	(7,273)
Other assets acquired and liabilities assumed, net	3,079
Total	$123,798

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2020	$939,259
Goodwill acquired	554,660
Foreign currency translation	(9,811)
Balance as of September 30, 2021	$1,484,108

Intangible assets consisted of the following:

	September 30, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	0.9	$414	$344	$70
Trademarks	4.6	21,384	1,517	19,867
Technology	3.7	307,987	127,150	180,837
Customer relationships	5.3	53,708	3,665	50,043
Patents	4.2	21,195	10,881	10,314
		$404,688	$143,557	$261,131

	December 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	$414	$283	$131
Technology	3.2	206,197	111,129	95,068
Patents	4.9	19,860	9,130	10,730
		$226,471	$120,542	$105,929

Amortization of intangible assets was $18.1 million and $8.4 million for the three months ended September 30, 2021 and 2020, respectively, and $43.0 million and $23.8 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2021	$18,977
2022	70,174
2023	64,192
2024	52,542
2025	36,486
Thereafter	18,760
Total	$261,131

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

The Convertible Notes consisted of the following:

	As of September 30, 2021
	2027 Notes	2025 Notes	2026 Notes
	(in thousands)
Principal	$1,150,000	$284,105	$838,495
Unamortized debt issuance costs	(11,891)	(2,329)	(6,301)
Net carrying amount	$1,138,109	$281,776	$832,194

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

As of September 30, 2021, the debt issuance costs on the 2027 Notes, the 2025 Notes, and the 2026 Notes will be amortized over the remaining period of approximately 5.6 years, 3.6 years, and 4.8 years, respectively.

Interest expense related to the amortization of debt issuance costs was $1.1 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. Interest expense related to the amortization of debt discount and issuance costs was $24.5 million and $56.5 million for the three and nine months ended September 30, 2020, respectively. Contractual interest expense was $1.9 million and $7.2 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $8.2 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the if-converted value of the 2025 Notes and the 2026 Notes exceeded the principal amount by $683.9 million and $1.9 billion, respectively. As of September 30, 2021, the if-converted value of the 2027 Notes did not exceed the principal amount. The sale price for conversion was satisfied as of September 30, 2021 for the 2025 Notes and the 2026 Notes, and as a result, the 2025 Notes and 2026 Notes will continue to be eligible for optional conversion during the fourth quarter of 2021. The 2027 Notes were not eligible for conversion as of September 30, 2021. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

Refer to our audited consolidated financial statements and Note 7 in the Annual Report for additional details.

Capped Call Transactions

In connection with the pricing of the 2027 Notes, 2025 Notes, and 2026 Notes, we entered into the 2027 Capped Call Transactions, the 2025 Capped Call Transactions, and the 2026 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $86.8 million, $100.0 million, and $102.1 million, respectively. The cap price of the 2027 Capped Call Transactions, the 2025 Capped Call Transactions, and the 2026 Capped Call Transactions is initially $121.02, $32.12, and $32.58 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2021, the 2025 Capped Call Transactions and 2026 Capped Call Transactions were in-the-money.

Exchange Transactions

In 2021, we entered into various exchange agreements (collectively, the “Exchange Agreements”) with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock (the “Exchange Shares”). The Exchange Shares included an additional 0.7 million shares of our Class A common stock not provided for under the original conversion terms of the 2025 Notes and the 2026 Notes to induce the holders to agree to the exchange.

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.7 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Inducement expense recorded for the three and nine months ended September 30, 2021 was $4.5 million and $41.5 million, respectively. The common stock consideration issued under the original terms of the 2025 Notes and 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $1,132.6 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on the consolidated statements of cash flows.

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

The future minimum contractual commitment including commitments less than one year, as of September 30, 2021, for each of the next five years are as follows:

Minimum Commitment
(in thousands)
Remainder of 2021	$198,366
2022	390,379
2023	12,920
2024	3,013
2025	57
Thereafter	2
Total minimum commitments	$604,737

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

On January 17, 2020, we reached a preliminary agreement to settle the securities class actions. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the securities class actions for $187.5 million. In the fourth quarter of 2019, we recorded legal expense, net of amounts directly covered by insurance, of $100.0 million for the expected settlement of the stockholder actions since we concluded the loss was probable and estimable. The amount was recorded in general and administrative expense in our consolidated statements of operations. The settlement amount was paid into escrow in December 2020. In March 2021, the federal court granted final approval of the settlement and entered judgment while the state court granted final approval of the settlement in March 2021 and entered judgment in April 2021. The settlement amount is being released from escrow as determined by the plaintiffs’ lawyers and the settlement administrator.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2021. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2021.

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

Lease Cost

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$17,795	$15,335	$49,883	$45,074
Sublease income	(682)	(755)	(2,010)	(2,290)
Total net lease costs	$17,113	$14,580	$47,873	$42,784

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term	6.9	7.5
Weighted-average discount rate	5.2%	5.6%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of September 30, 2021 were as follows:

Operating Leases
(in thousands)
Remainder of 2021	$13,571
2022	76,751
2023	71,471
2024	70,224
2025	64,877
Thereafter	119,417
Total lease payments	$416,311
Less: Imputed interest	(67,614)
Present value of lease liabilities	$348,697

As of September 30, 2021, we have additional operating leases for facilities that have not yet commenced with lease obligations of $43.6 million. These operating leases will commence between 2021 and 2022 with lease terms of greater than one year to five years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $19.1 million and $18.3 million for the three months ended September 30, 2021 and 2020, respectively, and $54.1 million and $56.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $8.4 million and $56.1 million for the three and nine months ended September 30, 2021, respectively. Lease liabilities arising from obtaining operating lease right-of-use assets were $24.0 million for the nine months ended September 30, 2020 and were not material for the three months ended September 30, 2020.

10. Strategic Investments

We hold strategic investments in privately held and publicly traded companies, consisting primarily of equity securities. Our investments in privately held companies had a carrying value of $249.8 million and $169.5 million as of September 30, 2021 and December 31, 2020, respectively. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

We recognized unrealized gains on privately held companies of $60.6 million and $136.0 million for the three and nine months ended September 30, 2021 respectively, and $27.8 million of realized gains for the nine months ended September 30, 2021. The unrealized and realized gains on privately held company investments for the three and nine months ended September 30, 2020 were not material.

During the three months ended September 30, 2021, we reclassified a strategic investment from Level 3 to Level 1 using the beginning-of-period approach, following the commencement of public market trading of the investment during the period. The carrying value of this publicly traded company was $133.8 million as of September 30, 2021. We recognized unrealized gains on this investment of $62.6 million for the three months ended September 30, 2021.

Unrealized gains on all strategic investments are included within other income (expense), net on the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on the consolidated balance sheets.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the nine months ended September 30, 2020 was $15.5 million. Impairment expense recorded in all other periods presented was not material.

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

The following tables set forth our financial assets as of September 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis during the period:

	September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,906,445	$—	$—	$1,906,445
Level 1 securities:
U.S. government securities	767,710	45	(45)	767,710
U.S. government agency securities	135,445	1	(10)	135,436
Publicly traded equity securities(1)	71,139	62,644	—	133,783
Level 2 securities:
Corporate debt securities	113,900	2	(44)	113,858
Commercial paper	471,936	—	—	471,936
Certificates of deposit	86,436	—	—	86,436
Total	$3,553,011	$62,692	$(99)	$3,615,604

(1) During the three months ended September 30, 2021, we reclassified a strategic investment from Level 3 to Level 1 at its fair value using the beginning-of-period approach, following the commencement of public market trading of the investment during the period (which is subject to short-term lock-up restrictions). For additional discussion, see Note 10 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Gross unrealized losses were not material for the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. As of September 30, 2021, $291.5 million of our total $1.5 billion in marketable securities have contractual maturities between one and five years. All other marketable securities have contractual maturities less than one year.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of September 30, 2021, the fair value of the 2027 Notes, the 2025 Notes, and the 2026 Notes was $1.3 billion, $968.9 million, and $2.7 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $1.0 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax expense of $0.9 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2020	$(87)	$21,450	$21,363
OCI before reclassifications	(48)	(11,465)	(11,513)
Amounts reclassified from AOCI (1)	(71)	—	(71)
Net current period OCI	(119)	(11,465)	(11,584)
Balance at September 30, 2021	$(206)	$9,985	$9,779

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

14. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Property and equipment, net:
United States	$165,346	$157,596
Rest of world (1)	24,600	21,113
Total property and equipment, net	$189,946	$178,709

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of Third Quarter 2021 Results

Our key user metrics and financial results for the third quarter of 2021 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 23% year-over-year to reach 306 million in Q3 2021.
•	Average revenue per user, or ARPU, increased 28% year-over-year to reach $3.49 in Q3 2021.

Financial Results

•	Revenue increased 57% year-over-year to reach $1,067.5 million in Q3 2021.
•	Total costs and expenses, excluding stock-based compensation and other payroll related tax expense, increased 44% to $925.8 million in Q3 2021.
•	Net loss improved by $127.9 million year-over-year to $(72.0) million in Q3 2021.
•	Diluted net loss per share improved by 67% to $(0.05) in Q3 2021, compared to $(0.14) in Q3 2020.
•	Adjusted EBITDA improved by $117.8 million year-over-year to $174.2 million in Q3 2021.
•	Cash provided by operating activities was $71.6 million in Q3 2021, compared to cash used in operating activities of $(54.8) million in Q3 2020.
•	Capital expenditures were $19.8 million in Q3 2021, compared to $14.7 million in Q3 2020.
•	Free Cash Flow was $51.7 million in Q3 2021, compared to $(69.6) million in Q3 2020.
•	Cash, cash equivalents, and marketable securities were $3.5 billion as of September 30, 2021.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,698 million at September 30, 2021, compared to 1,624 million one year ago.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 306 million DAUs on average in the third quarter of 2021, an increase of 57 million, or 23%, from the third quarter of 2020.

Quarterly Average Daily Active Users

(in millions)

Global
300
250
200
150
100
50
0
186
186
190
203
210
218
229
238
249
265
280
293
306
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
YOY growth:
5%
0%
0%
8%
13%
17%
20%
17%
18%
22%
22%
23%
23%

North America (1)
Europe (2)
Rest of World
0
20
40
60
80
100
120
79 79 80 83 84 86 88 90 90 92 93 95 96
59 60 61 64 65 67 70 71 72 74 77 78 80
47 47 49 56 61 64 71 77 87 99 111 120 130
Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
YOY growth:
3% -1% -1% 3% 6% 9% 10% 9% 7% 6% 5% 6% 7%
4% -1% -2% 5% 9% 12% 14% 12% 10% 10% 9% 10% 11%
8% 1% 2% 21% 28% 38% 45% 37% 43% 55% 57% 55% 49%

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $1,067.5 million for the three months ended September 30, 2021, compared to revenue of $678.7 million for the same period in 2020, an increase of 57% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $3.49 in the third quarter of 2021, up from $2.73 in the third quarter of 2020. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

Global

$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$2.12
$2.58
$2.02
$1.91
$2.73
$3.44
$2.74
$3.35
$3.49
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21

North America (1)
Europe (2)
Rest of World
$8.50
$8.00
$7.50
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
$3.75
$4.42
$3.57
$3.40
$5.49
$7.19
$5.94
$7.37
$8.20
$1.05
$1.37
$1.09
$1.10
$1.43
$1.91
$1.48
$1.95
$1.92
$1.01
$1.35
$1.00
$0.89
$0.95
$1.11
$0.93
$1.07
$0.98
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$1,067,471	$678,668	$2,819,163	$1,595,304
Operating loss	(180,824)	(167,864)	(676,942)	(764,836)
Net loss	(71,959)	(199,853)	(510,505)	(831,740)
Adjusted EBITDA(1)	174,199	56,361	289,893	(120,446)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and gains and impairment on strategic investments.

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

Discussion of Results of Operations

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance continues to remain uncertain. The COVID-19 pandemic has impacted revenue growth and will likely continue to adversely impact many aspects of our business and our partners and contribute to uncertainty in various aspects of our business. See “Risk Factors” for further discussion of the potential adverse impacts of the COVID-19 pandemic and related events on our business and partners.

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,067,471	$678,668	$2,819,163	$1,595,304
Costs and expenses(1) (2):
Cost of revenue	443,473	293,095	1,301,095	796,959
Research and development	412,021	283,639	1,131,272	783,115
Sales and marketing	217,526	143,511	547,536	397,834
General and administrative	175,275	126,287	516,202	382,232
Total costs and expenses	1,248,295	846,532	3,496,105	2,360,140
Operating loss	(180,824)	(167,864)	(676,942)	(764,836)
Interest income	1,257	2,801	3,645	16,158
Interest expense	(4,031)	(28,212)	(13,626)	(68,052)
Other income (expense), net	112,631	(5,669)	176,971	(14,483)
Loss before income taxes	(70,967)	(198,944)	(509,952)	(831,213)
Income tax benefit (expense)	(992)	(909)	(553)	(527)
Net loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Adjusted EBITDA(3)	$174,199	$56,361	$289,893	$(120,446)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$9,132	$2,623	$14,635	$6,471
Research and development	198,893	132,003	537,177	377,836
Sales and marketing	51,675	27,393	118,250	79,306
General and administrative	41,198	30,061	124,509	86,687
Total	$300,898	$192,080	$794,571	$550,300

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$4,876	$5,615	$14,879	$16,672
Research and development	17,321	9,526	42,715	26,904
Sales and marketing	6,306	3,233	14,654	9,780
General and administrative	4,007	3,430	12,030	10,577
Total	$32,510	$21,804	$84,278	$63,933

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	42	43	46	50
Research and development	39	42	40	49
Sales and marketing	20	21	19	25
General and administrative	16	19	18	24
Total costs and expenses	117	125	123	148
Operating loss	(17)	(25)	(24)	(48)
Interest income	—	—	—	1
Interest expense	—	(4)	—	(4)
Other income (expense), net	11	(1)	6	(1)
Loss before income taxes	(7)	(29)	(18)	(52)
Income tax benefit (expense)	—	—	—	—
Net loss	(7)%	(29)%	(18)%	(52)%

Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$1,067,471	$678,668	$2,819,163	$1,595,304
Revenue as a dollar change		$388,803		$1,223,859
Revenue as a percentage change		57%		77%

Revenue for the three and nine months ended September 30, 2021 increased $388.8 million and $1,223.9 million, respectively, compared to the same periods in 2020. Revenue increased in both periods due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Cost of Revenue	$443,473	$293,095	$1,301,095	$796,959
Cost of Revenue as a dollar change		$150,378		$504,136
Cost of Revenue as a percentage change		51%		63%

Cost of revenue for the three and nine months ended September 30, 2021 increased $150.4 million and $504.1 million, respectively, compared to the same periods in 2020. The increase in cost of revenue was primarily driven by higher content costs which included $35.5 million and $201.2 million for the three and nine months ended September 30, 2021, respectively, for Spotlight, which launched in Q4 2020. In addition, the increases were driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share. The increases were also a result of increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies, campaign delivery and measurement costs, and content review costs across the platform.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Research and Development Expenses	$412,021	$283,639	$1,131,272	$783,115
Research and Development Expenses as a dollar change		$128,382		$348,157
Research and Development Expenses as a percentage change		45%		44%

Research and development expenses for the three and nine months ended September 30, 2021 increased $128.4 million and $348.2 million, respectively, compared to the same periods in 2020. The increases were primarily driven by higher personnel expenses due to growth in research and development headcount, including increased cash- and stock-based compensation expense.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Sales and Marketing Expenses	$217,526	$143,511	$547,536	$397,834
Sales and Marketing Expenses as a dollar change		$74,015		$149,702
Sales and Marketing Expenses as a percentage change		52%		38%

Sales and marketing expenses for the three and nine months ended September 30, 2021 increased $74.0 million and $149.7 million, respectively, compared to the same periods in 2020. The increases were primarily driven by higher personnel expenses due to growth in sales and marketing headcount, including increased cash- and stock-based compensation expense, as well as increased marketing investments.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
General and Administrative Expenses	$175,275	$126,287	$516,202	$382,232
General and Administrative Expenses as a dollar change		$48,988		$133,970
General and Administrative Expenses as a percentage change		39%		35%

General and administrative expenses for the three and nine months ended September 30, 2021 increased $49.0 million and $134.0 million, respectively, compared to the same periods in 2020. The increases were primarily driven by higher personnel expenses due to growth in headcount, including increased cash- and stock-based compensation expense, as well as an increase in professional service fees.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest Income	$1,257	$2,801	$3,645	$16,158
Interest Income as a dollar change		$(1,544)		$(12,513)
Interest Income as a percentage change		(55)%		(77)%

Interest income for the three and nine months ended September 30, 2021 decreased $1.5 million and $12.5 million, respectively, compared to the same periods in 2020. The decreases were primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Interest Expense	$(4,031)	$(28,212)	$(13,626)	$(68,052)
Interest Expense as a dollar change		$24,181		$54,426
Interest Expense as a percentage change		(86)%		(80)%

Interest expense for the three and nine months ended September 30, 2021 decreased $24.2 million and $54.4 million, respectively, compared to the same periods in 2020 primarily due to the early adoption of ASU 2020-06 on January 1, 2021. As a result of this adoption, we account for the Convertible Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2021, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $1.1 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, while interest expense related to the amortization of debt discount and issuance costs was $24.5 million and $56.5 million for the three and nine months ended September 30, 2020, respectively. Contractual interest expense was $1.9 million and $7.2 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $8.2 million for the three and nine months ended September 30, 2020, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$112,631	$(5,669)	$176,971	$(14,483)
Other Income (Expense), Net as a dollar change		$118,300		$191,454
Other Income (Expense), Net as a percentage change		NM		NM

Other income, net for the three and nine months ended September 30, 2021 was $112.6 million and $177.0 million, respectively, compared to other expense, net of $5.7 million and other expense, net of $14.5 million, respectively, in the same periods in 2020. Other income, net for the three months ended September 30, 2021 was primarily a result of a $123.2 million unrealized gain on strategic investments.

Other income, net for the nine months ended September 30, 2021 was primarily a result of a $198.6 million unrealized gain and a $27.8 million realized gain on strategic investments offset by induced conversion expense related to the Convertible Notes of $41.5 million. Other expense, net for the nine months ended September 30, 2020 was primarily a result of a $15.5 million impairment of strategic investments.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Income Tax Benefit (Expense)	$(992)	$(909)	$(553)	$(527)
Income Tax Benefit (Expense) as a dollar change		$(83)		$(26)
Income Tax Benefit (Expense) as a percentage change		9%		5%
Effective Tax Rate	(1.4)%	(0.5)%	(0.1)%	(0.1)%

Income tax expense for the three and nine months ended September 30, 2021 was $(1.0) million and $(0.6) million, respectively, compared to an income tax expense of $(0.9) million and $(0.5) million, respectively, for the same periods in 2020.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Net Loss as a dollar change		$127,894		$321,235
Net Loss as a percentage change		(64)%		(39)%

Adjusted EBITDA	$174,199	$56,361	$289,893	$(120,446)
Adjusted EBITDA as a dollar change		$117,838		$410,339
Adjusted EBITDA as a percentage change		209%		341%

Net loss for the three and nine months ended September 30, 2021 was $72.0 million and $510.5 million, respectively, compared to $199.9 million and $831.7 million, respectively, for the same periods in 2020. Adjusted EBITDA for the three and nine months ended September 30, 2021 was $174.2 million and $289.9 million, respectively, compared to $56.4 million and $(120.4) million, respectively, for the same periods in 2020. The increases in Adjusted EBITDA were attributable to increased revenues, partially offset by increased cost of revenue primarily due to higher content acquisition costs between the periods. The decreases in net loss were also partially offset by an increase in stock-based compensation expense in both periods.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$71,552	$(54,828)	$107,352	$(115,099)
Less:
Purchases of property and equipment	(19,836)	(14,727)	(45,310)	(41,385)
Free Cash Flow	$51,716	$(69,555)	$62,042	$(156,484)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(71,959)	$(199,853)	$(510,505)	$(831,740)
Add (deduct):
Interest income	(1,257)	(2,801)	(3,645)	(16,158)
Interest expense	4,031	28,212	13,626	68,052
Other (income) expense, net	(112,631)	5,669	(176,971)	14,483
Income tax (benefit) expense	992	909	553	527
Depreciation and amortization	32,510	21,804	84,278	63,933
Stock-based compensation expense	300,898	192,080	794,571	550,300
Payroll and other tax expense related to stock-based compensation	21,615	10,341	87,986	30,157
Adjusted EBITDA	$174,199	$56,361	$289,893	$(120,446)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $3.5 billion as of September 30, 2021, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In 2021, we entered into the Exchange Agreements with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2027 Notes were not convertible as of September 30, 2021.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of September 30, 2021 and as a result, the 2025 Notes will continue to be eligible for optional conversion during the fourth quarter of 2021.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of September 30, 2021 and as a result, the 2026 Notes will continue to be eligible for optional conversion during the fourth quarter of 2021.

In July 2016, we entered into a five-year senior unsecured revolving credit facility, or the Credit Facility, with lenders some of which are affiliated with certain members of the underwriting syndicate for the Convertible Notes offerings that allows us to borrow up to $1.1 billion to fund working capital and general corporate-purpose expenditures. The loan bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility. No origination fees were incurred at the closing of the Credit Facility. In December 2016, the amount we are permitted to borrow under the Credit Facility was increased to $1.2 billion. In February 2018, the amount we are permitted to borrow under the Credit Facility was increased to $1.25 billion. In August 2018, we amended the Credit Facility to extend the term to August 2023 with respect to an aggregate of $1.05 billion of the $1.25 billion that we may borrow under the Credit Facility. In August 2019, we amended the Credit Facility to revise the covenants that restrict the repurchase of equity securities and the incurrence of indebtedness to permit the 2026 Capped Call Transactions and issuance of the 2026 Notes. In April 2020, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the issuance of the 2025 Notes. In April 2021, we amended the Credit Facility to revise the covenants that restrict the incurrence of indebtedness to permit the issuance of the 2027 Notes and subject to satisfaction of a specified senior net leverage ratio, additional future indebtedness. In July 2021, the amount we are permitted to borrow under the Credit Facility decreased to $1.05 billion. As of September 30, 2021, no amounts were outstanding under the Credit Facility. As of September 30, 2021, we had $22.4 million in the form of outstanding standby letters of credit.

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

As of September 30, 2021, approximately 8% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net cash provided by (used in) operating activities	$71,552	$(54,828)	$107,352	$(115,099)
Net cash provided by (used in) investing activities	(155,202)	(375,250)	257,222	(495,797)
Net cash provided by financing activities	4,045	2,434	1,062,157	914,623
Change in cash, cash equivalents, and restricted cash	$(79,605)	$(427,644)	$1,426,731	$303,727
Free Cash Flow (1)	$51,716	$(69,555)	$62,042	$(156,484)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three and Nine Months Ended September 30, 2021 and 2020

Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities was $71.6 million in the three months ended September 30, 2021, as compared to net cash used in operations of $54.8 million in the three months ended September 30, 2020 resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $300.9 million and depreciation and amortization expense of $32.5 million, partially offset by gains on debt and equity securities, net of $121.0 million. Net cash provided by operating activities for the three months ended September 30, 2021 was also impacted by an increase in the accounts receivable balance of $132.9 million due to an increase in revenue in the period.

Net cash provided by operating activities was $107.4 million in the nine months ended September 30, 2021, as compared to net cash used in operations of $115.1 million in the nine months ended September 30, 2020 resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $794.6 million and depreciation and amortization expense of $84.3 million, partially offset by gains on debt and equity securities, net of $223.5 million. Net cash provided by operating activities for the nine months ended September 30, 2021 was also impacted by an increase in the accounts receivable balance of $178.0 million due to an increase in revenue in the period, partially offset by a $89.7 million increase in accrued expenses and other current liabilities primarily due to the timing of payments.

Net Cash Provided by (Used In) Investing Activities

Net cash used in investing activities was $155.2 million for the three months ended September 30, 2021, compared to net cash used in investing activities of $375.3 million for the same period in 2020. Our investing activities in the three months ended September 30, 2021 consisted of cash used in the purchase of marketable securities of $609.2 million partially offset by cash provided by the sales and maturities of marketable securities of $512.9 million. Net cash used in investing activities for the three months ended September 30, 2020 consisted primarily of cash used in the purchase of marketable securities of $1.1 billion, partially offset by the sales and maturities of marketable securities of $824.8 million.

Net cash provided by investing activities was $257.2 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $495.8 million for the same period in 2020. Our investing activities in the nine months ended September 30, 2021 consisted of cash provided by the sales and maturities of marketable securities of $2.4 billion, partially offset by the purchase of marketable securities of $1.9 billion and cash paid for acquisitions of $176.6 million. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of cash used in the purchase of marketable securities of $2.6 billion and strategic investments of $95.3 million, partially offset by the sales and maturities of marketable securities of $2.3 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.0 million and $1.1 billion for the three and nine months ended September 30, 2021, compared to net cash provided by financing activities of $2.4 million and $914.6 million for the same periods in 2020, respectively. Our financing activities for the nine months ended September 30, 2021 consisted primarily of net proceeds of $1.1 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million. Our financing activities for the nine months ended September 30, 2020 consisted primarily of net proceeds of $988.6 million from the issuance of the 2025 Notes, offset by the purchase of the 2025 Capped Call Transactions of $100.0 million. Net cash provided by financing activities in all periods presented includes proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $51.7 million and $62.0 million for the three and nine months ended September 30, 2021, respectively, compared to $(69.6) million and $(156.5) million for the three and nine months ended September 30, 2020, respectively. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $19.8 million and $45.3 million for the three and nine months ended September 30, 2021, respectively, compared to $14.7 million and $41.4 million for the three and nine months ended September 30, 2020, respectively. See “Non-GAAP Financial Measures.”

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

Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Total	Less than 1 Year (Remainder of 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	After 5 Years (Thereafter)
	(in thousands)
Hosting commitments	$534,609	$176,624	$357,985	$—	$—
Lease commitments	459,884	14,423	162,495	159,873	123,093
Other commitments	70,128	21,742	45,314	3,070	2
Total contractual commitments	$1,064,621	$212,789	$565,794	$162,943	$123,095

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.0 billion and $545.6 million at September 30, 2021 and December 31, 2020, respectively. We had marketable securities totaling $1.5 billion and $2.0 billion at September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of September 30, 2021. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $0.3 billion remains outstanding as of September 30, 2021. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $0.8 billion remains outstanding as of September 30, 2021. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

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

We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy laws and mobile operating systems have made it more difficult for us to measure the effectiveness of advertisements on our services, and alternative methods will take time to develop and become more widely adopted by our advertisers, and may not be as effective as prior methods. We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected our operating results. In addition, our advertising business is seasonal and volatile, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic and macroeconomic factors like labor shortages and supply chain disruptions, impacting the markets and communities in which we and our partners, advertisers, and users operate.

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

We also must actively protect our intellectual property. From time to time, we are subject to various legal proceedings, claims, inquiries, and investigations, including class actions and matters involving intellectual property, that may be costly or distract management. We also rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, and the fair-use doctrine, each of which has been subject to adverse judicial, political, and regulatory scrutiny in recent times.

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

We had 306 million DAUs on average in the quarter ended September 30, 2021. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities in order for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in countries with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

●	users engage more with competing products instead of ours;
●	our competitors continue to mimic our products or improve on them, which could harm our user engagement and growth;
●	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
●	our products fail to operate effectively on the iOS and Android mobile operating systems;
●	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
●	we are unable to combat spam or other hostile or inappropriate usage on our products;
●	there are changes in user sentiment about the quality or usefulness of our products in the short term, long term, or both;
●	there are concerns about the privacy implications, safety, or security of our products;
●	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
●	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
●	advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;

●

our products are subject to increased regulatory scrutiny or approvals, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;

●

technical or other problems frustrate the user experience, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner;

●	we fail to provide adequate service to users, advertisers, or partners;
●

we do not provide a compelling user experience to entice users to use the Snapchat application on a daily basis, or our users don’t have the ability to make new friends to maximize the user experience;

●

we, our partners, or other companies in our industry segment are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract;

●	we do not maintain our brand image or our reputation is damaged; or
●	our current or future products reduce user activity on Snapchat by making it easier for our users to interact directly with our partners.

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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such operating systems and application stores, primarily Google and Apple, each have approval authority over our products and provide consumers with products that compete with ours, and there is no guarantee that any approval will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, or actions by government authorities that impact our access to these systems or hardware, could seriously harm Snapchat usage on mobile devices. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or attempt to violate the terms of our agreements with them. We plan to continue to introduce new products and features regularly and have experienced that it takes time to optimize such products and features to function with these operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

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

For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. Additionally, U.S. President Biden has recently issued an executive order encouraging the FCC to restore the open internet rules. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network and Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

In addition, each of Google and Amazon may take actions beyond our control that could seriously harm our business, including:

●	discontinuing or limiting our access to its cloud platform;
●	increasing pricing terms;
●	terminating or seeking to terminate our contractual relationship altogether;
●	establishing more favorable relationships or pricing terms with one or more of our competitors; and
●	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

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

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with us and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. Still, we are not dependent on any individual customer. In addition, advertisers may view some of our products as experimental and unproven, or prefer certain of our products over others. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. For example, greater China represented more than 10% of our revenue for the three months ended June 30, 2020. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

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

Furthermore, in April 2021 Apple issued an iOS update that imposes heightened restrictions on our access and use of user data. Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Safari and Chrome, may make similar changes as well. These changes have adversely affected our targeting, measurement, and optimization capabilities, and in turn affected our ability to measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. In addition, if we are unable to mitigate these and future developments, and alternative methods do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

●	a diminished or stagnant growth in the total and regional number of DAUs on Snapchat, or our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
●

a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;

●	our inability to create new products that sustain or increase the value of our advertisements;
●	changes in our user demographics that make us less attractive to advertisers;
●	lack of ad creative availability by our advertising partners;
●	our partners who provide content to us may not renew agreements or devote the resources to create engaging content or do not provide content exclusively to us;
●	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
●

changes in our analytics and measurement solutions, including what we are permitted to collect and disclose under the terms of Apple’s and Google’s mobile operating systems, that demonstrate the value of our advertisements and other commercial content;

●	competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
●

product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;

●	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation;
●	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
●	advertiser or user perception that content published by us, our users, or our partners is objectionable;
●	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
●	changes in the way advertising is priced or its effectiveness is measured;
●	our inability, or perceived inability, to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
●	our inability to collect and disclose data or access a user’s Identifier for Advertising or similar deterministic identifier that new and existing advertisers may find useful;
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
●	the macroeconomic climate and the status of the advertising industry in general, including labor shortages and supply chain disruptions.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2021, and Mr. Spiegel alone can exercise voting control over a majority of our voting power. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The ongoing global COVID-19 pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. As some of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages and supply chain disruptions continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, and in-person learning, which were postponed, cancelled, or limited during the COVID-19 pandemic and may continue to be adversely affected. In addition, the unpredictability of the COVID-19 pandemic may make it difficult to forecast our advertising revenue, and although we may benefit in the shorter term from changes in the current advertising landscape, any increases may not be indicative of longer-term trends. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.

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

As a result of the COVID-19 pandemic, our partners and community who provide content or services to us may experience delays or interruptions in their ability to create content or provide services, if they are able to do so at all. A decrease in the amount or quality of content available on Snapchat, or an interruption in the services provided to us, could lead to a decline in user engagement, which could seriously harm our business.

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

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine adoption or roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, advertisers, or our partners will operate in a post COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including communication, content, games, and augmented reality. Our competitors range from smaller or newer companies to larger more established companies such as Apple, ByteDance (including TikTok), Facebook (including Instagram and WhatsApp), Google (including YouTube), Kakao, LINE, Naver (including Snow), Tencent, and Twitter which provide their users with a variety of products, services, content, and online advertising offerings, and advertising-supported video on demand platforms that offer, or will offer, products and services that may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Facebook, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Facebook has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Apple, ByteDance, Facebook, Google, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Apple, Facebook, and Google, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

●	integrating competing social media platforms or features into products they control such as search engines, web browsers, advertising networks, or mobile device operating systems;
●	making acquisitions for similar or complementary products or services; or
●	impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.

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

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

●	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
●	the number and demographics of our DAUs;
●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
●	our ability to monetize our products;
●	the availability of our products to users;
●	the effectiveness of our advertising and sales teams;
●	the effectiveness of our advertising products;
●	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
●	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
●	the effectiveness of our customer service and support efforts;
●	the effectiveness of our marketing activities;
●	changes as a result of actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
●	acquisitions or consolidation within our industry segment;
●	our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and sales personnel;
●	our ability to successfully acquire and integrate companies and assets;
●	our ability to cost-effectively manage and scale our rapidly growing operations; and
●	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may never achieve or maintain profitability.

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $8.3 billion and for the three months ended September 30, 2021, we experienced a net loss of $72.0 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve and maintain profitability. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses continue to exceed our revenue, our business may be seriously harmed and we may never achieve or maintain profitability.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

We depend on the continued services and performance of our key personnel, including Mr. Spiegel and Mr. Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. Mr. Spiegel, as Chief Executive Officer, has been responsible for our company’s strategic vision and Mr. Murphy, as Chief Technology Officer, developed the Snapchat application’s technical foundation. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill all of the responsibilities of the departing co-founder nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

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

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the CCPA went into effect in January 2020 and places additional requirements on the handling of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implementing the legislation, are far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. The UK’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online became effective in September 2021. Noncompliance with the AADC may result in audits by the U.K.’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights, and other EU regulators as noncompliance with the AADC may indicate noncompliance with the GDPR. The ICO continues to engage with industry leaders to interpret and maintain compliance with the AADC. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like some of the data in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow our user base and user engagement;
●	the development and introduction of new or redesigned products or services by us or our competitors;
●	the ability of our data service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
●	our ability to attract and retain advertisers in a particular period;
●

seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as the COVID-19 pandemic;

●	the number of advertisements shown to users;
●	the pricing of our advertisements and other products;
●	our ability to demonstrate to advertisers the effectiveness of our advertisements;
●	the diversification and growth of revenue sources beyond current advertising;
●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
●	our ability to accurately forecast consumer demand for our physical products and adequately manage inventory;
●	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
●	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party or governmental actions;
●	stock-based compensation expense;
●	our ability to effectively incentivize our workforce;
●	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;

●

changes in the legislative or regulatory environment, including with respect to privacy and data protection, enforcement by government regulators, including fines, orders, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
●	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
●	changes in our effective tax rate;
●	announcements by competitors of significant new products, licenses, or acquisitions;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
●	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
●	changes in accounting standards, policies, guidance, interpretations, or principles; and
●	changes in domestic and global business or macroeconomic conditions, including as a result of the current COVID-19 pandemic and resulting labor shortages and supply chain disruptions.

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

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

●	we fail to increase or maintain DAUs;
●	our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
●	we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;
●	partners do not create engaging content for users or renew their agreements with us;
●	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
●	advertisers do not continue to introduce engaging advertisements;
●	advertisers reduce their advertising on Snapchat;
●	we fail to maintain good relationships with advertisers or attract new advertisers, or demonstrate to advertisers the effectiveness of advertising on Snapchat; or
●	the content on Snapchat does not maintain or gain popularity.

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

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions.

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

Using our products, some partners and advertisers not only can interact directly with our users but can also direct our users to content with third-party websites and products and downloads of third-party applications. In addition, our users may generate content by using Snapchat features, but then share, use, or post it on a different platform. The more our users engage with third-party websites and applications, the less engagement we may get from them, which would adversely affect the revenue we could earn from them. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement with content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.

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

We have expanded to new international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominately operate, and are growing our operations in existing international markets. In connection with our international expansion and growth, we have also hired new employees in many of these markets. This international expansion may:

●	impede our ability to continuously monitor the performance of all of our employees;
●	result in hiring of employees who may not yet fully understand our business, products, and culture; or
●	cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.

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

Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, trade secrets, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products and that the Snapchat and Zenly applications infringe a You Map patent. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these and other similar lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed.

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

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. This lawsuit was dismissed, and we believe we have meritorious defenses to this and other putative class actions. However, an unfavorable outcome in these lawsuits could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, in May 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock, which were settled and approved by such federal and state courts in early 2021.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to our products.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or evolving and where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states were required to implement by June 2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Such changes could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

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

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 30 languages, and we have offices in more than 15 countries. We plan to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, and economic instability;
●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;
●	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;
●	fluctuations in currency exchange rates;
●	higher levels of credit risk and payment fraud;
●	complying with tax requirements of multiple jurisdictions;
●	enhanced difficulties of integrating any foreign acquisitions;
●

complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;

●	reduced protection for intellectual-property rights in some countries;
●	difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
●	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;
●	import and export restrictions and changes in trade regulation;
●	complying with statutory equity requirements;
●	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
●	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

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

We plan to continue to make acquisitions and strategic investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we have made and intend to make acquisitions to add specialized employees and complementary companies, products, and technologies, as well as investments in public and private companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

The strategic investments we make in public and private companies around the world range from early-stage companies still defining their strategic direction to mature companies with established revenue streams and business models. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return in a timely fashion, if at all. Our ability to realize a return on our investment in a private company, if any, is typically dependent on the company participating in a liquidity event, such as a public offering or acquisition. To the extent any of the companies in which we invest are not successful, which can include failures to achieve business objectives as well as bankruptcy, we could recognize an impairment or lose all or part of our investment.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2021, we had recorded a total of $1.7 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We do not have manufacturing capabilities and depend on contract manufacturers. If we encounter problems with our contract manufacturers or if the manufacturing process stops or is delayed for any reason, we may not deliver our physical products, such as Spectacles, to our customers on time, which may seriously harm our business.

We have limited manufacturing experience for our physical products, such as Spectacles, and we do not have any internal manufacturing capabilities. Instead, we rely on contract manufacturers to build our physical products. Our contract manufacturers are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature, is limited. In addition, we have limited control over our manufacturers’ quality systems and controls, and therefore must rely on our manufacturers to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has threatened tougher trade terms with China and other countries, leading to the imposition, or potential future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business. Furthermore, any adverse change in our contract manufacturers’ financial or business condition or our relationship with our contract manufacturers could disrupt our ability to supply our products to our retailers and distributors. If we are required to change our contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our component purchases, contract-manufacturing capacity, and internal test and quality functions. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign would require us to re-qualify our products with any applicable regulatory bodies, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business.

Components used in our physical products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

We rely on third-party component suppliers to provide some of the functionalities needed to operate and use our physical products, such as Spectacles. Any errors or defects in that third-party technology could result in errors in our physical products that could seriously harm our business. If these components have a manufacturing, design, or other defect, they can cause our products to fail and render them permanently inoperable. For example, the typical means by which our Spectacles product connects to mobile devices is by way of a Bluetooth transceiver located in the Spectacles product. If the Bluetooth transceiver in our Spectacles product were to fail, it would not be able to connect to a user’s mobile device and Spectacles would not be able to deliver any content to the mobile device and the Snapchat application. As a result, we may have to replace these products at our sole cost and expense. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products could seriously harm our business.

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

We have faced inventory risk with respect to our physical products, such as Spectacles.

We have been and may in the future be exposed to inventory risks related to our physical products, such as Spectacles, as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Failure to manage our inventory, supplier commitments, or customer expectations could seriously harm our business.

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

In addition, holders of the Convertible Notes have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the indentures governing the Convertible Notes, or the Indentures, occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.

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

We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes, such as funding our tax-withholding and remittance obligations in connection with settling equity awards. If we default on these credit obligations, our lenders may:

●	require repayment of any outstanding amounts drawn on our Credit Facility;
●	terminate our Credit Facility; or
●	require us to pay significant damages.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2021, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $83.34 through September 30, 2021. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize employees which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our user growth, retention, engagement, revenue, or other operating results;
●	variations between our actual operating results and the expectations of investors and the financial community;
●	the accuracy of our financial guidance or projections;
●	any forward-looking financial or operating information we may provide, any changes in this information, or our failure to meet expectations based on this information;
●

actions of investors who initiate or maintain coverage of us, changes in financial estimates by any investors who follow our company, or our failure to meet these estimates or the expectations of investors;

●	whether our capital structure is viewed unfavorably, particularly our non-voting Class A common stock and the significant voting control of our co-founders;
●

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy equity-related tax obligations;

●	stock repurchase programs undertaken by us;
●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
●	changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	lawsuits threatened or filed against us;
●	developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
●	other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. For example, in May 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock, which were settled and approved by such federal and state courts in early 2021. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

We may also engage in exchanges, or we may repurchase or induce conversions, of the Convertible Notes in the future. Holders of the Convertible Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Convertible Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our Capped Call Transactions or their respective affiliates.

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

●

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

●

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect directors; and
●

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2021, we had outstanding a total of 1.3 billion shares of Class A common stock, 23.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of September 30, 2021, 92.0 million shares of Class A common stock and 0.7 million shares of Class B common stock were subject to outstanding stock options and RSUs. All of our outstanding shares are eligible for sale in the public market, except approximately 375.8 million shares (including options exercisable and RSAs subject to forfeiture as of September 30, 2021) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, in May 2017, we, certain of our officers and directors, and the underwriters of our IPO were named as defendants in securities class actions in federal and state courts purportedly brought on behalf of purchasers of our Class A common stock, which were settled and approved by such federal and state courts in early 2021. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

SNAP INC.

Date: October 21, 2021	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 21, 2021	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)