Form 10-K
period 2021-12-31
Snap Inc
filed 2022-02-04
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38017

SNAP INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5452795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 31st Street, Santa Monica, California 90405
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $81.7 billion.

As of February 1, 2022, the Registrant had 1,369,920,406 shares of Class A common stock, 22,749,440 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.

Auditor Firm Id: 42Auditor Name: Ernst & Young LLPAuditor Location: Los Angeles, CA, United States

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends, including our financial outlook and the ongoing COVID-19 pandemic, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, including among other things:

•	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•	our ability to generate and sustain positive cash flow;
•	our ability to attract and retain users and partners;
•	our ability to attract and retain advertisers;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to effectively manage our growth and future expenses;
•	our ability to comply with modified or new laws, regulations, and executive actions applying to our business;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to successfully expand in our existing market segments and penetrate new market segments;
•	our ability to attract and retain qualified team members and key personnel;
•	our ability to repay outstanding debt;
•	future acquisitions of or investments in complementary companies, products, services, or technologies; and
•

the potential adverse impact of climate change, natural disasters, and health epidemics, including the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

1.Our Strategy and Advertising Business

We operate in a highly competitive and rapidly changing environment so we must continually innovate our products and evolve our business model for us to succeed.

We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. We currently have a history of operating losses but, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding convertible senior notes or other indebtedness when due, and further delay or hinder our ability to attain and sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

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

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic (including any variants) and macroeconomic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which we and our partners, advertisers, and users operate.

2.Our Community and Competition

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

3.Our Partners

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

4.Our Technology and Regulation

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

We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, content, taxes, and other matters, which are subject to change and have uncertain interpretations. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, or any economic or political instability, may adversely impact our business.

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

5.Our Team and Capital Structure

We need to attract and retain a high caliber team, including our Chief Executive Officer and Chief Technology Officer, to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with many of our competitors, for key talent. A substantial portion of our employment costs is paid in our common stock, the price of which has been volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

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

Camera: The Camera is the starting point for creation in Snapchat. Snapchat opens directly to the Camera, making it easy to create a Snap and send it to friends. Our augmented reality, or AR, capabilities within our Camera allow for creativity and self-expression. We offer millions of Lenses, created by both us and our community, along with creative tools and licensed music and audio clips, which make it easy for people to personalize and contextualize their Snaps. We also offer voice and scanning technology within our Camera. While Snaps are deleted by default, users can save their creativity through a searchable collection of Memories stored on both their Snapchat account and their mobile device. A user can also create Snaps on our wearable devices, Spectacles. Spectacles connect seamlessly with Snapchat and capture photos and video from a human perspective. Our latest version of Spectacles, designed for creators, overlays AR Lenses directly onto the world.

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

Snap Map: Snap Map is a live and highly personalized map that allows Snapchatters to connect with friends and explore what is going on in their local area. Snap Map makes it easy to locate nearby friends who choose to share their location, view a heatmap of recent Snaps posted to Our Story by location, and locate local businesses. Places, rich profiles of local businesses that include information such as store hours and reviews, overlay specialized experiences from select partners on top of Snap Map, and allow Snapchatters to take direct actions from Snap Map, such as sharing a favorite store, ordering takeout, or making a reservation.

Stories: Stories feature content from a Snapchatter’s friends, our community, and our content partners. Friends Stories allow our community to express themselves in narrative form through photos and videos, shown in chronological order, to their friends. The Discover section of this tab displays curated content based on a Snapchatter’s subscriptions and interests, and features news and entertainment from both our creator community and publisher partners, as well as original content in Snap Originals. We also offer Public Profiles, as a way for our creator community and our advertising partners to memorialize and scale their content and AR Lenses on our platform.

Spotlight: Spotlight is a way to broadly share user-generated content with the entire Snapchat community. Here we surface the most entertaining Snaps from our community all in one place, which becomes tailored to each Snapchatter over time based on their preferences and favorites. The Trending page allows Snapchatters to discover and engage with popular topics and genres.

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

Developers are able to integrate with Snapchat in many ways, including through Games, Minis, and Snap Kit. Snap Kit invites developers to easily build with Snapchat, bringing the best of Snapchat’s technology to grow their businesses and create engaging experiences. Through Camera Kit, our partners can embed Snap’s AR platform directly into their application, extending our reach and expanding our opportunity to learn through new AR use cases. Partners can access a turnkey suite of tools and services, from Lenses AR experiences creation to Lens carousel management and analytics, to enable AR technology for their community. Snap Kit products include Camera Kit, Creative Kit, Login Kit, Bitmoji Kit, Story Kit, Ad Kit, and Sticker Kit.

AR creators can use Lens Studio, our powerful desktop application designed for creators and developers, to build augmented reality experiences for Snapchatters. Spotlight creators can utilize our content creation tools to reach millions of Snapchatters and build their businesses through various monetization opportunities. Our Creator Marketplace connects both AR and Spotlight creators directly with our advertising partners.

Publisher partners can expand their audiences and monetize content through our Discover platform. In addition, we work with various telecommunications providers and original equipment manufacturers, particularly as we build our presence in new markets.

Our Advertising Products

We connect both brand and direct response advertisers to Snapchatters globally. Our ad products are built on the same foundation that makes our consumer products successful. This means that we can take the things we learn while creating our consumer products and apply them to building innovative and engaging advertising products familiar to our community.

AR Ads: Advertising through Snap’s AR tools unlocks the ability to reach a unique audience in a highly differentiated way. Ads can be served as Sponsored Lenses or Sponsored Filters. Lenses are designed through our camera to take advantage of the reach and scale of our augmented reality platform to create visually engaging 3D experiences, including the ability to sample and try on products such as beauty, apparel, accessories, and footwear. Filters are entertaining, artistic overlays that appear after you take a Snap. These Lenses and Filters can be memorialized on Snapchat, through Public Profiles that aggregate content, filters, and lenses in a single, easy to find place.

Snap Ads: We let advertisers tell their stories the same way our users do, using full screen videos with sound. These also allow advertisers to integrate additional experiences and actions directly within these advertisements, including watching a long-form video, visiting a website, or installing an app. Snap Ads include the following:

•	Single Image or Video Ads: These are full screen ads that are skippable, and can contain an attachment to enable Snapchatters to swipe up and take action.
•	Story Ads: Story Ads are branded tiles that live within the Discover section of the Stories tab that can be either video ads or a series of 3 to 20 images.
•	Collection Ads: Collection Ads feature four tappable tiles to showcase multiple products, giving Snapchatters a frictionless way to browse and buy.
•	Dynamic Ads: Dynamic ads leverage our machine learning algorithm to match a product catalog to serve the right ad to the right Snapchatter at the right time.
•	Commercials: Commercials are non-skippable for six seconds, but can last up to three minutes. These ads appear within Snapchat’s curated content.

Campaign Management and Delivery: We aim to continually improve the way these ad formats are purchased and delivered. We have invested heavily to build our self-serve advertising platform, which provides automated, sophisticated, and scalable ad buying and campaign management.

We offer the ability to bid for advertisements that are designated to drive Snapchatters to: visit a website, make a purchase, visit a local business, call or text a business, watch a story or video, download an app, or return to an app, among others. Additionally, our delivery framework continues to optimize relevance of ads across the entire platform by determining the best ad to show to any given user based on their real-time and historical attributes and activity. This decreases the number of wasted impressions while improving the effectiveness of the ads that are shown to our community. This helps advertisers increase their return on investment by providing more refined targeting, the ability to test and learn with different creatives or campaign attributes in real time, and the dynamics of our self-serve pricing.

Measuring Advertising Effectiveness: We offer first-party and third-party solutions to provide a vast array of analytics on campaign attributes like reach, frequency, demographics, and viewability; changes in perceptions like brand favorability or purchase intent; and lifts in actual behavior like purchases, foot traffic, app installs, and online purchases.

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

Large-scale Infrastructure: We spend considerable resources and investment on the underlying architecture that powers our products, such as optimizing the delivery of billions of videos to hundreds of millions of people around the world every day. We currently partner with third party providers to support the infrastructure for our growing needs. These partnerships have allowed us to scale quickly without upfront physical infrastructure costs, allowing us to focus our efforts on product innovation.

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

Diversity, Equity, and Inclusion: Snap has long supported a Diversity, Equity and Inclusion, or DEI, program, and we have made progress on a number of fronts, including diversifying our board of directors and executive leadership, introducing new accountability around DEI outcomes, rolling out an allyship program to inspire a more inclusive culture, and enhancing our recruiting process to continue driving diverse hiring. To aid in our mission, we publish a Diversity Annual Report that discusses our goals with respect to diversity, equity, and inclusion efforts. This report outlines our beliefs around the idea that an inclusive workplace and inclusive products are central to achieving that purpose. This report is excerpted in our broader CitizenSnap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.

Human Capital: As part of our human capital resource objectives, we seek to recruit, retain, and incentivize our highly talented existing and future employees. We believe that creating an inclusive environment where team members can grow, develop, and be their true selves is critical to attracting and retaining talent. Our compensation philosophies also align to that belief.

Our compensation philosophy is based around building a culture of ownership and high performance by putting both impact and our values at the center of our performance feedback process and pay outcomes. We utilize equity as part of our compensation practices to drive a long-term orientation and have committed to paying a minimum living wage for all employees globally.

As of December 31, 2021, we had approximately 5,661 full-time employees, of whom approximately 54% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.

Climate Change: We are deepening our commitment to help combat climate change. In 2021, we adopted science-based emissions reduction targets approved by the Science Based Targets Initiative. We became historically carbon neutral in 2021 by purchasing offsets to balance emissions attributable to Snap from our founding in 2011 through December 31, 2020. We also purchased renewable energy certificates in 2021 sufficient to cover all of the electricity consumed in our U.S. operations for the year ended December 31, 2020.

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

When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understands exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Privacy Center where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, and explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. This is where you’ll also find our Transparency Report in which we provide insight into these efforts and visibility into the nature and volume of content reported on our platform.

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

Competition

We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Meta (including Facebook, Instagram, and WhatsApp), Pinterest, and Twitter, may have greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, communication, content, and advertising industries that offer, or will offer, products and services that may compete with Snapchat features or offerings. Our competitors span from internet technology companies and digital platforms, to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), and Tencent in Asia.

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

As of December 31, 2021, we had approximately 1,524 issued patents and approximately 2,223 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2022 and 2046. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors.

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

Government Regulation

We are subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

Furthermore, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. It is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely. Not all of our products are available in all locations and may not be due to such laws and regulations. Our public policy team monitors legal and regulatory developments in the United States, as well as many foreign countries, and communicates with policymakers and regulators in the United States and internationally.

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

Our principal executive offices are located at 3000 31st Street, Santa Monica, California 90405, and our telephone number is (310) 399-3339. Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are property of Snap Inc. or our subsidiaries.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs our business could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. .

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We have seen the growth rate of our user base decline in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 319 million DAUs on average in the quarter ended December 31, 2021. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities in order for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

●	users engage more with competing products instead of ours;
●	our competitors continue to mimic our products or improve on them, which could harm our user engagement and growth;
●	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
●	our products fail to operate effectively on the iOS or Android mobile operating systems;
●	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;

●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
●	we are unable to combat spam or other hostile or inappropriate usage on our products;
●	there are changes in user sentiment about the quality or usefulness of our products in the short term, long term, or both;
●	there are concerns about the privacy implications, safety, or security of our products;
●	our partners who provide content to Snapchat do not create content that is engaging, useful, or relevant to users;
●	our partners who provide content to Snapchat decide not to renew agreements or devote the resources to create engaging content, or do not provide content exclusively to us;
●	advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
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

For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. More recently, U.S. President Biden issued an executive order encouraging the FCC to restore the open internet rules. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network and Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Google and Amazon provide distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS, have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google and AWS, and our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with our use of Google Cloud or AWS would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation. If Google Cloud, AWS, or similar providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2021, 2020, and 2019, advertising revenue accounted for approximately 99%, 99%, and 98% of total revenue, respectively. We expect this trend to continue for the foreseeable future. Although we have and continue to try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our products as experimental and unproven, or prefer certain of our products over others. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. Any economic or political instability, whether as a result of the COVID-19 pandemic or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, in the United States, the California Consumer Privacy Act, or CCPA, went into effect in January 2020, and the California Privacy Rights Act of 2020, or CPRA, which replaces the CCPA and goes into effect in January 2023, place additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this legislation, including any regulations implemented by the legislation, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. For example, in the United States, the Commonwealth of Virginia enacted the Consumer Data Protection Act and the State of Colorado enacted the Colorado Privacy Act, both of which take effect January 1, 2023 and may impose obligations similar to or more stringent than those we may face under other data protection laws. Further, changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features.

Furthermore, in April 2021 Apple issued an iOS update that imposes heightened restrictions on our access and use of user data. Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Safari and Chrome, may make similar changes as well. These changes have adversely affected our targeting, measurement, and optimization capabilities, and in turn affected our ability to measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. In addition, if we are unable to mitigate these and future developments, and alternative methods do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

●	a diminished or stagnant growth in the total and regional number of DAUs on Snapchat;
●	our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
●

a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;

●	our inability to create new products that sustain or increase the value of our advertisements;
●	changes in our user demographics that make us less attractive to advertisers;
●	lack of ad creative availability by our advertising partners;
●	our partners who provide content to us not renewing agreements or devoting the resources to create engaging content, or not providing content exclusively to us;
●	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by our users or partners;
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

●	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation;
●	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
●	advertiser or user perception that content published by us, our users, or our partners is objectionable;
●	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
●	changes in the way advertising is priced or its effectiveness is measured;
●	our inability, or perceived inability, to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
●	our inability to collect and disclose data or access a user’s Identifier for Advertising or similar deterministic identifier that new and existing advertisers may find useful;
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines; and
●	the macroeconomic climate and the status of the advertising industry in general, including labor shortages, supply chain disruptions, and inflation.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of December 31, 2021, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The ongoing global COVID-19 pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. As some of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19 and the emergence of variants, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, and in-person learning, which were postponed, cancelled, or limited during the COVID-19 pandemic and may continue to be adversely affected. In addition, the unpredictability of the COVID-19 pandemic may make it difficult to forecast our advertising revenue, and although we may benefit in the shorter term from changes in the current advertising landscape, any increases may not be indicative of longer-term trends. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.

In response to the COVID-19 pandemic, many federal, state, local, and foreign governments put in place, and others in the future may put in place, quarantines, executive actions, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, continue, or be reimplemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners, advertisers, and users. We implemented and continue a flexible work-from-home policy for substantially all of our team members, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we believe are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many team members may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and team members may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19 or the emergence of variants, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine adoption or roll-out globally or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or if or when the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, and in November 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat. Such new lines of business, new products, and other initiatives may be costly, difficult to operate, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, communication, content, games, and augmented reality. Our competitors range from smaller or newer companies to larger more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business.

Many of our current and potential competitors have significantly greater resources and broader global recognition and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Alphabet, Apple, and Meta, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:

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

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

●	the usefulness, novelty, performance, and reliability of our products compared to our competitors;
●	the number and demographics of our DAUs;
●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
●	our ability to monetize our products;
●	the availability of our products to users;
●	the effectiveness of our advertising and sales teams;
●	the effectiveness of our advertising products;
●	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
●	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
●	the effectiveness of our customer service and support efforts;
●	the effectiveness of our marketing activities;
●	changes as a result of actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
●	acquisitions or consolidation within our industry segment;
●	our ability to attract, retain, and motivate talented team members, particularly engineers, designers, and sales personnel;
●	our ability to successfully acquire and integrate companies and assets;
●	our ability to cost-effectively manage and scale our rapidly growing operations; and
●	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may not be able to maintain profitability.

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2021, we had an accumulated deficit of $8.3 billion and, while we achieved profitability in the fourth quarter of 2021, for the year ended December 31, 2021, we experienced a net loss of $488.0 million. We expect our operating expenses to increase in the future as we expand our operations.  We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to maintain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate team members. Additionally, many of our current team members received substantial amounts of our capital stock, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these team members, and this wealth could affect their decision about whether they continue to work for us. Furthermore, if we issue significant equity to attract and retain team members, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

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

Our efforts to protect the information that our users and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees, users, or advertisers to disclose information to gain access to our data or our users’ or advertisers’ data. If any of these events occur, our or our users’ or advertisers’ information could be accessed or disclosed improperly. We have previously suffered the loss of employee information related to an employee error. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our users’ data.

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

Ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. Any such attack, or the perception that one has occurred, could result in a loss of our users’ or advertisers’ confidence in the security of our platform and damage to our brand, reduce the demand for our products and services, disrupt business operations, result in the exfiltration of proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations, and seriously harm our business.

We also are or may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business.

In addition, in December 2014, the U.S. Federal Trade Commission resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.

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

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application, but only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the CCPA went into effect in January 2020 and the CPRA, which replaces the CCPA and goes into effect in January 2023, place additional requirements on the handling of personal data. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of this or any other legislation, including any implementing regulations, are or may be far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. The U.K.’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online became effective in September 2021. Noncompliance with the AADC may result in audits by the U.K.’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights, and other EU regulators as noncompliance with the AADC may indicate noncompliance with the GDPR. The ICO continues to engage with industry leaders to interpret and maintain compliance with the AADC. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like some of the data in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

Our quarterly results of operations have fluctuated in the past and will fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving market segments. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and grow our user base and user engagement;
●	the development and introduction of new or redesigned products or services by us or our competitors;

●	the ability of our cloud service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
●	our ability to attract and retain advertisers in a particular period;
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
●

changes in the legislative or regulatory environment, including with respect to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, enforcement by government regulators, including fines, orders, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
●	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
●	changes in our effective tax rate;
●	announcements by competitors of significant new products, licenses, or acquisitions;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
●	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
●	changes in accounting standards, policies, guidance, interpretations, or principles; and
●	changes in domestic and global business or macroeconomic conditions, including as a result of the current COVID-19 pandemic and resulting labor shortages, supply chain disruptions, and inflation.

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

During the first quarter of 2021, we completed the initial phase of our new enterprise resource planning, or ERP, system implementation and migrated our general ledger, consolidation, and planning processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. As part of this implementation, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes don’t align with the market’s expectations. If that happens, our stock price may be negatively affected.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we cannot assure you that users will purchase or use such new products and services in the future. We will also continue to attempt to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to ensure our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement on our service or on certain platforms, our relationships with advertisers and partners, and our business could be seriously harmed.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed. If we need to license or acquire new intellectual property, we may incur substantial costs.

We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, advisors, and third parties who access or contribute to our proprietary know-how, information, or technology. We also rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents, trademarks, and copyrights in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark, copyright, and patent applications may not be approved. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may be exposed to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information, and we may also encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.

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

Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off team members in those markets, any of which may seriously harm our business.

We have expanded to new international markets and are growing our operations in existing international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominately operate. In connection with our international expansion and growth, we have also hired new team members in many of these markets. This international expansion may:

●	impede our ability to continuously monitor the performance of all of our team members;
●	result in hiring of team members who may not yet fully understand our business, products, and culture; or
●	cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.

These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business.

Additionally, as we increase the number of our team members internationally, we are exposed to political, social, and economic instability in additional countries and regions. For example, we have team members in Ukraine, and any political instability in the region may disrupt our operations and negatively impact our business.

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

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act, or BIPA, with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. We compelled arbitration, which the court granted, dismissing the case and ordering the parties to arbitrate the matter; that ruling compelling arbitration is currently being appealed. Some plaintiffs’ attorneys have also indicated a desire to initiate arbitrations against us, arguing that we violated BIPA, in some cases on behalf of large numbers of Illinois users. We believe we have meritorious defenses to these lawsuits and arbitrations, but an unfavorable outcome in these lawsuits or arbitrations could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business.

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

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 40 languages, and we have offices in more than 15 countries. We plan to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, and economic instability;
●

risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, and unexpected changes in laws, regulatory requirements, and enforcement;

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized team members and complementary companies, products, and technologies, as well as investments in public and private companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. For example, if we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to source and close acquisition targets. In addition, members of the U.S. administration and Congress have proposed new legislation that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

We have spent and may continue to spend substantial funds in connection with the tax liabilities on the settlement of equity awards. The manner in which we fund these tax liabilities may cause us to spend substantial funds or dilute stockholders, either of which may have an adverse effect on our financial condition.

When our employee equity awards vest, we withhold taxes and remit them to relevant taxing authorities on behalf of team members. To fund the withholding and remittance obligations for equity awards, we have either used our existing cash or sold a portion of vested equity awards on behalf of our team members near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements. In the future, we may also sell equity on our behalf and use the proceeds to fund the withholding and remittance obligations for equity awards. Any of these methods may have an adverse effect on our financial condition.

If we sell shares on behalf of our team members, although those newly issued shares should not be dilutive, such sales to the market could result in a decline to our stock price. If we use our existing cash, or if our cash reserves are not sufficient, we may choose to issue equity securities or borrow funds under our revolving credit facility. In such an event, we cannot assure you that we will be able to successfully match the proceeds of any such equity financing to the then applicable tax liability, and any such equity financing could result in a decline in our stock price and be dilutive to existing stockholders. If we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our revolving credit facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

There are numerous risks associated with our internal and contract manufacturing of our physical products and components. If we encounter problems with either our internal or contract manufacturing, we may not deliver our products within specifications or on time, which may seriously harm our business.

Manufacturing processes are highly complex, require advanced and costly equipment, and must be continuously modified to improve yields and performance. We rely on suppliers and contract manufacturers in connection with the production of our own physical products and components. We and our contract manufacturers are all vulnerable to capacity constraints and reduced component availability, and have limited control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature. In addition, we have limited control over our suppliers’ and manufacturers’ quality systems and controls, and therefore must rely on them to meet our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has threatened tougher trade terms with China and other countries, leading to the imposition, or potential future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business.

Furthermore, any adverse change in our suppliers’ or contract manufacturers’ financial or business condition or our relationship with them could disrupt our ability to supply our products. If we change our suppliers or contract manufacturers, or shift to more internal manufacturing operations, we may lose revenue, incur increased costs, and damage our reputation and brand. Qualifying and commencing operations with a new supplier or contract manufacturer is expensive and time-consuming. In addition, if we experience increased demand for our products, we may need to increase our material or component purchases, internal or contract-manufacturing capacity, and internal test and quality functions. The inability of our suppliers or contract manufacturers to provide us with adequate high-quality materials and products could delay our order fulfillment, and may require us to change the design of our products to meet this increased demand. Any redesign may require us to re-qualify our products with any applicable regulatory bodies or customers, which would be costly and time-consuming. This may lead to unsatisfied customers and users and increase costs to us, which could seriously harm our business. As we increase or acquire additional manufacturing capacity, we are subject to many complex and evolving environmental, health, and safety laws, regulations, and rules in each jurisdiction in which we operate. If we fail to comply with any such laws and regulations, then we could incur regulatory penalties, fines, and legal liabilities, suspension of production, significant compliance requirements, alteration of our manufacturing processes, or restrictions on our ability to modify or expand our facilities, any of which could seriously harm our business.

In addition, any errors or defects in any parts or technology incorporated into our products could result in product failures that could seriously harm our business. Further, any defect in manufacturing, design, or other could cause our products to fail or render them permanently inoperable. For example, the typical means by which our Spectacles product connects to mobile devices is by way of a Bluetooth transceiver located in the Spectacles product. If the Bluetooth transceiver in our Spectacles product were to fail, it would not be able to connect to a user’s mobile device and Spectacles would not be able to deliver any content to the mobile device and the Snapchat application. As a result, we may have to replace these products at our sole cost and expense, face litigation, or be subject to other liabilities. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products, or other liabilities, could seriously harm our business.

Some of our products are in regulated industries. Clearances to market regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products.

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

We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes. If we default on these credit obligations, our lenders may:

●	require repayment of any outstanding amounts drawn on our Credit Facility;
●	terminate our Credit Facility; or
●	require us to pay significant damages.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our Credit Facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the Credit Facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our outstanding Convertible Notes or our Credit Facility, including any future financing agreements that we may enter into, to become immediately due and payable. For more information on our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. However, the current U.S. administration has indicated a desire to reform the Code, including by potentially increasing U.S. federal corporate income tax rates, and it is currently unclear what, if any, changes to the Code will be enacted and how that may affect our business or the financial markets and the market price of our Class A common stock.

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

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $7.5 billion and state net operating loss carryforwards of approximately $4.4 billion, as well as U.K. net operating loss carryforwards of approximately $3.2 billion. We also accumulated U.S. federal and state research tax credits of $476.6 million and $292.8 million, respectively, as of December 31, 2021. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2021, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Because our Class A common stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders, including changes in that ownership. For example, we believe that Tencent Holdings Limited, together with its affiliates, holds greater than 10% of our Class A common stock based in part on Tencent Holdings Limited’s public reporting. As a result of our capital structure, holders are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2021 that are customarily included in a proxy statement are instead included in our Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $83.34 through December 31, 2021. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including us. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.

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

We may also engage in exchanges, repurchase, or induce conversions, of the Convertible Notes in the future. Holders of the Convertible Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Convertible Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our Capped Call Transactions or their respective affiliates.

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

The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2025 Notes, 2026 Notes, or 2027 Notes by holders are met before the close of business on the business day immediately preceding February 1, 2025, May 1, 2026, or February 1, 2027, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2021, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.8 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of December 31, 2021, 82.2 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 374.0 million shares (including options exercisable and RSAs subject to forfeiture as of December 31, 2021) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business. Shareholder litigation can subject us to substantial costs and divert resources and the attention of management from our business and, if the claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources, impose large defense costs, and seriously harm our business.

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

These exclusive forum provisions may limit a stockholder’s ability to bring an action in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 603,000 square feet, including some remaining Venice locations and excluding leases we have ceased to use primarily as a result of moving to a centralized corporate office. As of December 31, 2021, our global facilities totaled an aggregate of approximately 1.4 million square feet of leased office space. We also maintain offices in multiple locations in North America and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings.

On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the United States District Court Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Defendants seek monetary damages and other relief. We believe we have meritorious defenses to this lawsuit, and intend to defend the lawsuit vigorously.

We are also currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

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

Holders of Record

As of December 31, 2021, there were 916 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock on December 31, 2021 was $47.03 per share as reported on the NYSE. As of December 31, 2021, there were 80 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2021, we agreed to issue a total of 880,440 shares of our Class A common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D, or Regulation S under the Securities Act.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.

The following graph shows a comparison from March 2, 2017 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021 of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the NYSE Composite. The graph assumes that $100 was invested at the market close on March 2, 2017 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Reserved.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors,” “Note Regarding Forward-Looking Statements,” and “Note Regarding User Metrics and Other Data.”

The following generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of historical items and year-to-year comparisons between 2020 and 2019 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 4, 2021.

Overview of Full Year 2021 Results

Our key user metrics and financial results for fiscal year 2021 are as follows:

User Metrics

•	Daily Active Users, or DAUs, increased to 319 million in Q4 2021, compared to 265 million in Q4 2020.
•	Average revenue per user, or ARPU, increased 18% to $4.06 in Q4 2021, compared to $3.44 in Q4 2020.

Financial Results

•	Revenue increased 64% year-over-year to reach $4.1 billion in 2021.
•	Total costs and expenses excluding stock-based compensation and other payroll related tax expense, increased 42% to $3.6 billion in 2021.
•	Net loss improved by $456.9 million year-over-year to $(488.0) million in 2021.
•	Diluted net loss per share improved by 52% to $(0.31) in 2021, compared to $(0.65) in 2020.
•	Adjusted EBITDA improved by $571.5 million year-over-year to $616.7 million in 2021.
•	Cash provided by (used in) operating activities was $292.9 million in 2021, compared to $(167.6) million in 2020.
•	Capital expenditures were $69.9 million in 2021, compared to $57.8 million in 2020.
•	Free Cash Flow was $223.0 million in 2021, compared to $(225.5) million in 2020.
•	Cash, cash equivalents, and marketable securities were $3.7 billion as of December 31, 2021.
•

Common shares outstanding plus shares underlying stock-based awards, including restricted stock units, restricted stock awards, and outstanding stock options, totaled 1,702 million at December 31, 2021, compared to 1,630 million one year ago.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 319 million DAUs on average in the fourth quarter of 2021, compared to 306 million in the prior quarter and 265 million in the fourth quarter of 2020.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

In the year ended December 31, 2021, we recorded revenue of $4.1 billion compared to revenue of $2.5 billion for the year ended December 31, 2020, an increase of 64% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base.

ARPU was $4.06 in the fourth quarter of 2021, up from $3.49 in the third quarter of 2021 and $3.44 in the fourth quarter of 2020. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from the sales of hardware products. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists primarily of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content, developer, and advertiser partner costs. In addition, cost of revenue includes third-party selling costs, personnel-related costs, including salaries, benefits, and stock-based compensation expenses. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our senior convertible notes, or the Convertible Notes, and commitment fees related to our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on marketable securities, foreign currency transaction gains and losses, and gains and impairment on strategic investments.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; and payroll and other tax expense related to stock-based compensation; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We consider the exclusion of certain non-cash and non-recurring expenses in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. Additionally, we believe that Adjusted EBITDA is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue-generating activities. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$4,117,048	$2,506,626	$1,715,534
Costs and expenses(1) (2):
Cost of revenue	1,750,246	1,182,505	895,838
Research and development	1,565,467	1,101,561	883,509
Sales and marketing	792,764	555,468	458,598
General and administrative	710,640	529,164	580,917
Total costs and expenses	4,819,117	3,368,698	2,818,862
Operating loss	(702,069)	(862,072)	(1,103,328)
Interest income	5,199	18,127	36,042
Interest expense	(17,676)	(97,228)	(24,994)
Other income (expense), net	240,175	14,988	59,013
Loss before income taxes	(474,371)	(926,185)	(1,033,267)
Income tax benefit (expense)	(13,584)	(18,654)	(393)
Net loss	$(487,955)	$(944,839)	$(1,033,660)
Adjusted EBITDA(3)	$616,686	$45,163	$(202,230)

(1)	Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$17,221	$9,367	$6,365
Research and development	740,130	533,272	464,639
Sales and marketing	164,241	108,270	93,355
General and administrative	170,543	119,273	121,654
Total	$1,092,135	$770,182	$686,013

(2)	Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$19,711	$22,205	$21,271
Research and development	62,159	37,627	33,208
Sales and marketing	21,772	12,916	13,256
General and administrative	15,499	13,996	19,510
Total	$119,141	$86,744	$87,245

(3)

See “Non-GAAP Financial Measures” of this Annual Report on Form 10-K for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	43	47	52
Research and development	38	44	52
Sales and marketing	19	22	27
General and administrative	17	21	34
Total costs and expenses	117	134	164
Operating loss	17	34	64
Interest income	—	1	2
Interest expense	—	4	1
Other income (expense), net	6	1	3
Loss before income taxes	12	37	60
Income tax benefit (expense)	—	1	—
Net loss	12%	38%	60%

Revenue

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Revenue	$4,117,048	$2,506,626	$1,715,534	$1,610,422	64%	$791,092	46%

2021 compared to 2020

Revenue for the year ended December 31, 2021 increased $1,610.4 million compared to the same period in 2020. Revenue increased due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Cost of Revenue	$1,750,246	$1,182,505	$895,838	$567,741	48%	$286,667	32%

2021 compared to 2020

Cost of revenue for the year ended December 31, 2021 increased $567.7 million compared to the same period in 2020. The increase in cost of revenue was primarily driven by higher content costs, including Spotlight, which launched in the fourth quarter of 2020 as well as growth in revenue share due to the overall increase in revenue and higher proportion of revenue subject to revenue share. The increases were also a result of increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies and content review costs across the platform.

Research and Development Expenses

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Research and Development Expenses	$1,565,467	$1,101,561	$883,509	$463,906	42%	$218,052	25%

2021 compared to 2020

Research and development expenses for the year ended December 31, 2021 increased $463.9 million compared to the same period in 2020. The increase was primarily driven by greater personnel expenses due to growth in research and development headcount, including increased cash- and stock-based compensation expenses.

Sales and Marketing Expenses

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Sales and Marketing Expenses	$792,764	$555,468	$458,598	$237,296	43%	$96,870	21%

2021 compared to 2020

Sales and marketing expenses for the year ended December 31, 2021 increased $237.3 million compared to the same period in 2020. The increase was primarily driven by greater personnel expenses due to growth in sales and marketing headcount, including increased cash- and stock-based compensation expenses, as well as increased marketing investments.

General and Administrative Expenses

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
General and Administrative Expenses	$710,640	$529,164	$580,917	$181,476	34%	$(51,753)	(9)%

2021 compared to 2020

General and administrative expenses for the year ended December 31, 2021 increased $181.5 million compared to the same period in 2020. The increase was primarily driven by greater personnel expenses due to growth in headcount, including increased cash- and stock-based compensation expenses, as well as an increase in professional service fees.

Interest Income

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Interest Income	$5,199	$18,127	$36,042	$(12,928)	(71)%	$(17,915)	(50)%

2021 compared to 2020

Interest income for the year ended December 31, 2021 decreased $12.9 million compared to the same period in 2020. The decrease was primarily a result of lower interest rates on U.S. government-backed securities, partially offset by a higher overall invested cash balance.

Interest Expense

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Interest Expense	$(17,676)	$(97,228)	$(24,994)	$79,552	(82)%	$(72,234)	289%

2021 compared to 2020

Interest expense for the year ended December 31, 2021 decreased $79.6 million, compared to the same period in 2020 primarily due to the early adoption of ASU 2020-06 on January 1, 2021. As a result of this adoption, we account for the Convertible Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2021, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $4.3 million for the year ended December 31, 2021, while interest expense related to the amortization of debt discount and issuance costs was $81.4 million for the year ended December 31, 2020. Contractual interest expense was $8.9 million for the year ended December 31, 2021 and $11.2 million for the year ended December 31, 2020.

Other Income (Expense), Net

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Other Income (Expense), Net	$240,175	$14,988	$59,013	$225,187	1,502%	$(44,025)	(75)%

2021 compared to 2020

Other income, net for the year ended December 31, 2021 increased $225.2 million, compared to other income, net for the same period in 2020. Other income, net for the current year was primarily a result of $207.7 million of unrealized gains and $27.8 million of realized gains on strategic investments, and $59.4 million of unrealized gains on publicly traded securities reclassified from strategic investments to marketable securities in the fourth quarter. This increase is partially offset by an induced conversion expense related to the Convertible Notes of $41.5 million. Other income, net in the comparable period in 2020 was primarily a result of unrealized gains on strategic investments partially offset by impairments of strategic investments.

Income Tax Benefit (Expense)

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Income Tax Benefit (Expense)	$(13,584)	$(18,654)	$(393)	$5,070	(27)%	$(18,261)	4,647%
Effective Tax Rate	(2.9)%	(2.0)%	(0.0)%

2021 compared to 2020

Income tax expense was $13.6 million for the year ended December 31, 2021, compared to $18.7 million for the same period in 2020.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

For additional discussion, see Note 12 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Loss and Adjusted EBITDA

	Year Ended December 31,			2021 vs 2020 Change		2020 vs 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Net Loss	$(487,955)	$(944,839)	$(1,033,660)	$456,884	(48)%	$88,821	(9)%
Adjusted EBITDA	$616,686	$45,163	$(202,230)	$571,523	1,265%	$247,393	(122)%

2021 compared to 2020

Net loss for the year ended December 31, 2021 was $488.0 million, compared to $944.8 million for the same period in 2020. Adjusted EBITDA for the year ended December 31, 2021 was $616.7 million, compared to $45.2 million for the same period in 2020. The increase in Adjusted EBITDA was attributable to increased revenues, partially offset by increased cost of revenue primarily due to higher content acquisition costs between the periods. The decreases in net loss were also partially offset by an increase in stock-based compensation expense.

For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $3.7 billion as of December 31, 2021, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In 2021, we entered into various exchange agreements, or the Exchange Agreements, with certain holders of the convertible senior notes due in 2025, or the 2025 Notes, and the convertible senior notes due in 2026, or the 2026 Notes, pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027, or the 2027 Notes. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the cash used to pay the costs of the capped call transactions, or the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2027 Notes were not convertible as of December 31, 2021.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of the 2025 Notes. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the cash used to pay the costs of the capped call transactions, or the 2025 Capped Call Transactions, discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of December 31, 2021 and as a result, the 2025 Notes will continue to be eligible for optional conversion during the first quarter of 2022.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of the 2026 Notes. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the cash used to pay the costs of the capped call transactions, or the 2026 Capped Call Transactions, discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of December 31, 2021 and as a result, the 2026 Notes will continue to be eligible for optional conversion during the first quarter of 2022.

In July 2016, we entered into a senior unsecured revolving credit facility, or the Credit Facility, with certain lenders, some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offerings, to fund working capital and general corporate-purpose expenditures. Since July 2016, we have amended the Credit Facility multiple times. As of December 31, 2021, the Credit Facility has a maximum borrowing amount of $1.05 billion, bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility and terminates in August 2023. As of December 31, 2021, no amounts were outstanding under the Credit Facility. As of December 31, 2021, we had $23.9 million in the form of outstanding standby letters of credit.

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

As of December 31, 2021, approximately 6% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net cash provided by (used in) operating activities	$292,880	$(167,644)	$(304,958)
Net cash provided by (used in) investing activities	90,227	(729,864)	(728,608)
Net cash provided by financing activities	1,065,073	922,791	1,165,852
Change in cash, cash equivalents, and restricted cash	$1,448,180	$25,283	$132,286
Free Cash Flow (1)	$223,005	$(225,476)	$(341,436)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash used in operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Net Cash Provided By (Used In) Operating Activities

2021 compared to 2020

Net cash provided by operating activities was $292.9 million in the year ended December 31, 2021, as compared to net cash used in operations of $167.6 million in the year ended December 31, 2020, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $1.1 billion and depreciation and amortization expense of $119.1 million, partially offset by gains on debt and equity securities, net of $289.1 million. Net cash provided by operating activities for the year ended December 31, 2021 was also impacted by an increase in the accounts receivable balance of $333.0 million due to an increase in revenue compared to the prior period.

Net Cash Provided By (Used In) Investing Activities

2021 compared to 2020

Net cash provided by investing activities was $90.2 million for the year ended December 31, 2021, compared to net cash used in investing activities of $729.9 million for the same period in 2020. Our investing activities in the year ended December 31, 2021 consisted of cash provided by the sales and maturities of marketable securities of $2.9 billion, partially offset by the purchase of marketable securities of $2.4 billion and cash paid for acquisitions of $310.9 million. Net cash used in investing activities for the year ended December 31, 2020 consisted of cash used in the purchase of marketable securities of $3.5 billion, cash paid for acquisitions of $168.9 million, and cash used in strategic investments of $111.6 million, partially offset by the sales and maturities of marketable securities of $3.1 billion.

Net Cash Provided By Financing Activities

2021 compared to 2020

Net cash provided by financing activities was $1.1 billion and $0.9 billion for the years ended December 31, 2021 and 2020, respectively. Our financing activities for the year ended December 31, 2021 consisted primarily of net proceeds of $1.1 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million. Our financing activities for the year ended December 31, 2020 consisted primarily of net proceeds of $988.6 million from the issuance of the 2025 Notes, offset by the purchase of the 2025 Capped Call Transactions of $100.0 million. Net cash provided by financing activities in all periods presented includes proceeds from the exercise of stock options.

Free Cash Flow

2021 compared to 2020

Free Cash Flow was $223.0 million for the year ended December 31, 2021 and was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $69.9 million for the year ended December 31, 2021. See “Non-GAAP Financial Measures.”

Free Cash Flow was $(225.5) million for the year ended December 31, 2020 and was composed of net cash used in operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $57.8 million for the year ended December 31, 2020. See “Non-GAAP Financial Measures.”

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

We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; and payroll and other tax expense related to stock-based compensation; and certain other non-cash or non-recurring items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.

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

•

Adjusted EBITDA excludes stock-based compensation expense and payroll and other tax expense related to stock-based compensation, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA excludes income tax expense.

The following table presents a reconciliation of Free Cash Flow to net cash used in operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$292,880	$(167,644)	$(304,958)
Less:
Purchases of property and equipment	(69,875)	(57,832)	(36,478)
Free Cash Flow	$223,005	$(225,476)	$(341,436)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	(487,955)	(944,839)	(1,033,660)
Add (deduct):
Interest income	(5,199)	(18,127)	(36,042)
Interest expense	17,676	97,228	24,994
Other (income) expense, net	(240,175)	(14,988)	(59,013)
Income tax (benefit) expense	13,584	18,654	393
Depreciation and amortization	119,141	86,744	87,245
Stock-based compensation expense	1,092,135	770,182	686,013
Payroll and other tax expense related to stock-based compensation	107,479	50,309	27,840
Securities class actions legal charges(1)	—	—	100,000
Adjusted EBITDA	$616,686	$45,163	$(202,230)

Securities class actions legal charges in the fourth quarter of 2019 were related to a preliminary agreement to settle the securities class actions that arose following our initial public offering in 2017. The preliminary settlement agreement was signed in January 2020 and provided for a resolution of all of the pending claims in the stockholder class actions for $187.5 million. We recorded legal settlement expense, net of amounts directly covered by insurance, of $100.0 million. These charges are non-recurring and not reflective of underlying trends in our business.

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

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.7 billion in commitments, as of December 31, 2021, primarily due within three years.

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

Stock-Based Compensation

In the year ended December 31, 2021, total stock-based compensation expense recognized was $1.1 billion. We have granted stock-based awards consisting primarily of restricted stock units, or RSUs, restricted stock awards, or RSAs, and to a lesser extent, stock options to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs vest and RSAs lapse to a forfeiture condition on the satisfaction of service conditions. The service conditions for RSUs and RSAs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years.

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

Restricted Stock Units and Restricted Stock Awards

As of December 31, 2021, total unrecognized compensation cost related to outstanding RSUs and RSAs was $2.0 billion and is expected to be recognized over a weighted-average period of 2.2 years.

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

Convertible Notes

Prior to January 1, 2021, we accounted for the 2025 Notes and the 2026 Notes as separate liability and equity components. On issuance, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. We estimated the fair value of the liability and equity components using a convertible bond model, which includes subjective assumptions such as the expected term, expected volatility, and the interest rate of a similar non-convertible debt instrument. These assumptions involved inherent uncertainties and management judgement.

Effective January 1, 2021, we early adopted Accounting Standards Update, or ASU, 2020-06 using the modified retrospective approach. As a result, the 2025 Notes and 2026 Notes are each accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.0 billion and $545.6 million at December 31, 2021 and December 31, 2020, respectively. We had marketable securities totaling $1.7 billion and $2.0 billion at December 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of December 31, 2021. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $0.3 billion remains outstanding as of December 31, 2021. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $0.8 billion remains outstanding as of December 31, 2021. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk

For all periods presented, our sales and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. The functional currency of our material operating entities is the U.S. dollar.

For all periods presented, we believe the exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant.

For all periods presented, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

SNAP INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues by offering various advertising products on Snapchat. The substantial majority of such advertising revenues is generated based upon contractual agreements with customers that are on a fixed fee basis for advertisements delivered over a period of time, or fees based on the number of advertising impressions delivered. Revenues related to fixed fee agreements are recognized ratably over the service period while revenues related to agreements based on the number of advertising impressions delivered are recognized when the advertisements are displayed.

The Company’s revenue recognition process utilizes multiple, complex, proprietary systems and tools for the initiation, processing and recording of transactions which comprise a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, sub-processes, data sources and controls which required significant audit effort. Also, the identification and evaluation of certain non-standard terms and conditions required incremental audit effort to determine the distinct performance obligations and the timing of revenue recognition.

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

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing systems, by agreeing amounts recognized to contractual terms and conditions, and testing revenue recognized to accounts receivable and cash receipts. Additionally, we examined standard customer online terms and conditions to understand the distinct performance obligations and tested the timing of revenue recognition. Further, we selected a sample of non-standard contractual arrangements to understand the performance obligations and the timing of revenue recognition. To assess completeness of non-standard terms and conditions, we obtained external confirmations of terms and conditions for a sample of customers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

February 3, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Snap Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 3, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 3, 2022

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(487,955)	$(944,839)	$(1,033,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,141	86,744	87,245
Stock-based compensation	1,092,135	770,182	686,013
Amortization of debt discount and issuance costs	4,311	81,401	17,797
(Gains) losses on debt and equity securities, net	(289,052)	(10,250)	(18,982)
Induced conversion expense related to convertible notes	41,538	—	—
Gain on divestiture	—	—	(39,883)
Other	8,643	2,963	(10,084)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(332,967)	(255,818)	(147,862)
Prepaid expenses and other current assets	(26,607)	(14,587)	(9,849)
Operating lease right-of-use assets	47,258	38,940	58,199
Other assets	(10,916)	(11,442)	1,169
Accounts payable	53,579	20,374	20,674
Accrued expenses and other current liabilities	117,092	108,601	146,063
Operating lease liabilities	(49,294)	(49,730)	(60,844)
Other liabilities	5,974	9,817	(954)
Net cash provided by (used in) operating activities	292,880	(167,644)	(304,958)
Cash flows from investing activities
Purchases of property and equipment	(69,875)	(57,832)	(36,478)
Purchases of strategic investments	(41,160)	(111,586)	(5,481)
Cash paid for acquisitions, net of cash acquired	(310,915)	(168,850)	(77,119)
Proceeds from divestiture, net	—	—	73,796
Purchases of marketable securities	(2,438,983)	(3,524,599)	(2,477,388)
Sales of marketable securities	379,555	389,974	184,179
Maturities of marketable securities	2,536,725	2,737,523	1,608,854
Other	34,880	5,506	1,029
Net cash provided by (used in) investing activities	90,227	(729,864)	(728,608)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,137,227	988,582	1,251,411
Purchase of capped calls	(86,825)	(100,000)	(102,086)
Proceeds from the exercise of stock options	14,671	34,209	16,527
Net cash provided by financing activities	1,065,073	922,791	1,165,852
Change in cash, cash equivalents, and restricted cash	1,448,180	25,283	132,286
Cash, cash equivalents, and restricted cash, beginning of period	546,543	521,260	388,974
Cash, cash equivalents, and restricted cash, end of period	$1,994,723	$546,543	$521,260
Supplemental disclosures
Cash paid for income taxes, net	$25,333	$3,692	$156
Cash paid for interest	$10,887	$12,019	$1,546
Supplemental disclosures of non-cash activities
Net change in accounts payable and accrued expenses and other current liabilities related to property and equipment additions	$6,498	$2,732	$(6,027)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$4,117,048	$2,506,626	$1,715,534
Costs and expenses:
Cost of revenue	1,750,246	1,182,505	895,838
Research and development	1,565,467	1,101,561	883,509
Sales and marketing	792,764	555,468	458,598
General and administrative	710,640	529,164	580,917
Total costs and expenses	4,819,117	3,368,698	2,818,862
Operating loss	(702,069)	(862,072)	(1,103,328)
Interest income	5,199	18,127	36,042
Interest expense	(17,676)	(97,228)	(24,994)
Other income (expense), net	240,175	14,988	59,013
Loss before income taxes	(474,371)	(926,185)	(1,033,267)
Income tax benefit (expense)	(13,584)	(18,654)	(393)
Net loss	$(487,955)	$(944,839)	$(1,033,660)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.31)	$(0.65)	$(0.75)
Diluted	$(0.31)	$(0.65)	$(0.75)
Weighted average shares used in computation of net loss per share:
Basic	1,558,997	1,455,693	1,375,462
Diluted	1,558,997	1,455,693	1,375,462

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(487,955)	$(944,839)	$(1,033,660)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(1,735)	(516)	797
Foreign currency translation	(14,107)	21,306	(3,371)
Total other comprehensive income (loss), net of tax	(15,842)	20,790	(2,574)
Total comprehensive income (loss)	$(503,797)	$(924,049)	$(1,036,234)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,993,809	$545,618
Marketable securities	1,699,076	1,991,922
Accounts receivable, net of allowance	1,068,873	744,288
Prepaid expenses and other current assets	92,244	56,147
Total current assets	4,854,002	3,337,975
Property and equipment, net	202,644	178,709
Operating lease right-of-use assets	322,252	269,728
Intangible assets, net	277,654	105,929
Goodwill	1,588,452	939,259
Other assets	291,302	192,638
Total assets	$7,536,306	$5,024,238
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$125,282	$71,908
Operating lease liabilities	52,396	41,077
Accrued expenses and other current liabilities	674,108	554,342
Total current liabilities	851,786	667,327
Convertible senior notes, net	2,253,087	1,675,169
Operating lease liabilities, noncurrent	325,509	287,292
Other liabilities	315,756	64,474
Total liabilities	3,746,138	2,694,262
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,364,887 shares issued and outstanding at December 31, 2021 and 3,000,000 shares authorized, 1,248,010 shares issued and outstanding at December 31, 2020.	14	12
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,769 shares issued and outstanding at December 31, 2021 and 700,000 shares authorized, 23,696 shares issued and outstanding at December 31, 2020.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2021 and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2020.	2	2
Additional paid-in capital	12,069,097	10,200,141
Accumulated other comprehensive income (loss)	5,521	21,363
Accumulated deficit	(8,284,466)	(7,891,542)
Total stockholders’ equity	3,790,168	2,329,976
Total liabilities and stockholders’ equity	$7,536,306	$5,024,238

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,248,010	12	1,160,127	12	999,304	10
Shares issued in connection with exercise of stock options under stock-based compensation plans	1,174	—	3,824	—	3,291	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	55,466	1	78,042	—	86,519	1
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	52,410	1	—	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	1,095	—	6,017	—	71,013	1
Issuance of Class A non-voting common stock in connection with acquisitions	6,732	—	—	—	—	—
Balance, end of period	1,364,887	14	1,248,010	12	1,160,127	12
Class B voting common stock
Balance, beginning of period	23,696	—	24,522	—	93,846	1
Shares issued in connection with exercise of stock options under stock-based compensation plans	168	—	754	—	1,389	—
Issuance of Class B voting common stock for vesting of restricted stock units, net	—	—	—	—	300	—
Conversion of Class B voting common stock to Class A non-voting common stock	(1,095)	—	(6,017)	—	(71,013)	(1)
Conversion of Class C voting common stock to Class B voting common stock	—	—	4,437	—	—	—
Balance, end of period	22,769	—	23,696	—	24,522	-
Class C voting common stock
Balance, beginning of period	231,627	2	231,147	2	224,611	2
Conversion of Class C voting common stock to Class B voting common stock	—	—	(4,437)	—	—	—
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	4,917	—	6,536	—
Balance, end of period	231,627	2	231,627	2	231,147	2
Additional paid-in capital
Balance, beginning of period	—	10,200,141	—	9,205,256	—	8,220,417
Stock-based compensation expense	—	1,088,506	—	771,084	—	686,013
Cumulative-effect adjustment from accounting changes	—	(664,021)
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	14,680	—	34,209	—	16,567
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	341,425	—	3,003	—	6,913
Equity component of convertible senior notes, net	—	—	—	286,589	—	377,432
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	1,175,191
Purchase of capped calls	—	(86,825)	—	(100,000)	—	(102,086)
Balance, end of period	—	12,069,097	—	10,200,141	—	9,205,256
Accumulated deficit
Balance, beginning of period	—	(7,891,542)	—	(6,945,930)	—	(5,912,578)
Cumulative-effect adjustment from accounting changes	—	95,031	—	(773)	—	308
Net loss	—	(487,955)	—	(944,839)	—	(1,033,660)
Balance, end of period	—	(8,284,466)	—	(7,891,542)	—	(6,945,930)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	21,363	—	573	—	3,147
Other comprehensive income (loss), net of tax	—	(15,842)	—	20,790	—	(2,574)
Balance, end of period	—	5,521	—	21,363	—	573
Total stockholders’ equity	$1,619,283	$3,790,168	$1,503,333	$2,329,976	$1,415,796	$2,259,913

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, forfeiture rate, the fair value of convertible senior notes, the fair value of stock-based awards, and the fair value of strategic investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. We maintain cash deposits, cash equivalent balances, and marketable securities with several financial institutions. Cash and cash equivalents may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We also maintain investments in U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.

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

Cost of Revenue

Cost of revenue includes payments for content, developer, and advertiser partner costs. Under some of these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Partner arrangement costs were $679.0 million, $324.3 million, and $174.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

In addition, cost of revenue consists of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes third-party selling costs, personnel-related costs, facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.

Advertising

Advertising costs are expensed as incurred and were $62.4 million, $29.5 million, and $31.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Capital Structure

We have three classes of authorized common stock – Class A common stock, Class B common stock, and Class C common stock. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer.

Stock-based Compensation

We measure and recognize compensation expense for stock-based payment awards, including stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) granted to employees, directors, and advisors, based on the grant date fair value of the awards. The grant date fair value of stock options is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation for stock options is recognized on a straight-line basis, net of estimated forfeitures, over the period during which services are provided in exchange for the award. The grant date fair value of RSUs and RSAs is estimated based on the fair value of our underlying common stock.

RSUs vest on the satisfaction of service conditions. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period.

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

Restricted Cash

We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2021 and 2020, restricted cash balances were immaterial.

Marketable Securities

We hold investments in marketable securities consisting of U.S. government securities, U.S. government agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. We classify marketable investments in debt securities as available-for-sale investments in our current assets because they represent investments available for current operations.

Our available-for-sale investments in debt securities are carried at fair value with any unrealized gains and losses, included in accumulated other comprehensive (loss) income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other income (expense), net on our consolidated statements of income. We did not record any credit losses for the years ended December 31, 2021 and December 31, 2020 on our available-for-sale debt securities. We determine gains or losses on the sale or maturities of marketable securities using the specific identification method and these gains or losses are recorded in other income (expense), net in our consolidated statements of operations.

Publicly traded equity securities are carried at fair value with any unrealized gains and losses recorded in other income (expense), net in our consolidated statements of operations.

Strategic Investments

We hold strategic investments in privately held companies, consisting primarily of equity securities without readily determinable fair values, and to a lesser extent, debt securities. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. Any adjustments to carrying value of these investments are recorded in other income (expense), net in our consolidated statements of operations. Strategic investments are included within other assets on the consolidated balance sheets.

When we exercise significant influence over, but do not control the investee, such strategic investments are accounted for using the equity method. Under the equity method of accounting, we record our share of the results of the investments within other income (expense), net in our consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2021 and 2020, the allowance for doubtful accounts was immaterial.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware, software and equipment, five years for furniture, and over the shorter of lease term or useful life of the assets for leasehold improvements. Buildings are depreciated over a useful life ranging from 20 to 45 years. Maintenance and repairs are expensed as incurred.

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

In testing for goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we perform the first of a two-step impairment test.

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

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are generally as follows:

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

Convertible Notes

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025 (the “2025 Notes”). In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026 (the “2026 Notes”). Prior to January 1, 2021, we accounted for the 2025 Notes and the 2026 Notes as separate liability and equity components. On issuance, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the convertible notes as a whole. This amount represents a debt discount which is amortized to interest expense over the term of the convertible notes using the effective interest rate method, which maintains a constant rate of interest expense based on the increasing carrying value of the debt.

Effective January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06 using the modified retrospective approach. As a result, the Convertible Notes are each accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2022, we early adopted ASU 2021-08 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million. Interest expense recognized in the current and future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

We also generate revenue from sales of hardware products. For the periods presented, revenue from the sales of hardware products was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
North America (1) (2)	$2,871,369	$1,649,937	$1,068,108
Europe (3)	660,473	425,445	299,913
Rest of world	585,206	431,244	347,513
Total revenue	$4,117,048	$2,506,626	$1,715,534

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $2.8 billion, $1.6 billion, and $1.0 billion for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)	Europe includes Russia and Turkey.

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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021			2020			2019
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(408,118)	$(7,339)	$(72,498)	$(775,801)	$(15,577)	$(153,461)	$(817,156)	$(33,341)	$(183,164)
Net loss attributable to common stockholders	$(408,118)	$(7,339)	$(72,498)	$(775,801)	$(15,577)	$(153,461)	$(817,156)	$(33,341)	$(183,164)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,303,921	23,449	231,627	1,195,259	23,999	236,435	1,087,366	44,366	243,730
Diluted shares:
Weighted-average common shares - Diluted	1,303,921	23,449	231,627	1,195,259	23,999	236,435	1,087,366	44,366	243,730
Net loss per share attributable to common stockholders:
Basic	$(0.31)	$(0.31)	$(0.31)	$(0.65)	$(0.65)	$(0.65)	$(0.75)	$(0.75)	$(0.75)
Diluted	$(0.31)	$(0.31)	$(0.31)	$(0.65)	$(0.65)	$(0.65)	$(0.75)	$(0.75)	$(0.75)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	4,304	5,624	10,262
Unvested RSUs and RSAs	86,180	131,172	148,797
Convertible Notes (if-converted)	62,755	101,591	55,468

4. Stockholders’ Equity

Common Stock

As of December 31, 2021, we are authorized to issue 3,000,000,000 shares of Class A nonvoting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2021, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.

As of December 31, 2021, there were 1,364,886,581 shares, 22,769,005 shares, and 231,626,943 shares of Class A common stock, Class B common stock, and Class C common stock, respectively, issued and outstanding.

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the year ended December 31, 2021:

	Class A Outstanding	Weighted- Average Grant Date Fair Value per RSU
	(in thousands, except per share data)
Unvested at December 31, 2020	131,172	$15.10
Granted	23,131	$59.28
Vested	(59,009)	$16.20
Forfeited	(9,114)	$16.32
Unvested at December 31, 2021	86,180	$26.07

The total fair value of RSUs and RSAs vested during the years ended December 31, 2021, 2020, and 2019 was $3.6 billion, $1.7 billion, and $1.0 billion, respectively.

Total unrecognized compensation cost related to outstanding RSUs and RSAs was $2.0 billion as of December 31, 2021 and is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2021:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2020	4,828	796	$10.37	5.20	$223,230
Granted	48	—	$49.63
Exercised	(1,174)	(168)	$10.95
Forfeited	(26)	—	$17.26
Outstanding at December 31, 2021	3,676	628	$10.59	4.19	$157,374
Exercisable at December 31, 2021	3,303	628	$10.08	3.93	$145,315
Vested and expected to vest at December 31, 2021	3,668	628	$10.59	4.18	$157,106

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2021 and December 31, 2020, respectively.

The weighted-average fair value of stock options granted during the years ended December 31, 2021 and 2020 was $36.17 and $12.11 per share, respectively. The expense is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material in the years ended December 31, 2021, 2020, and 2019.

Total unrecognized compensation cost related to unvested stock options was $2.9 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 1.0 year.

The total grant date fair value of stock options that vested in the years ended December 31, 2021, 2020, and 2019 was $7.7 million, $11.1 million, and $23.3 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2021, 2020, and 2019 was $69.4 million, $75.5 million, and $44.0 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$17,221	$9,367	$6,365
Research and development	740,130	533,272	464,639
Sales and marketing	164,241	108,270	93,355
General and administrative	170,543	119,273	121,654
Total	$1,092,135	$770,182	$686,013

5. Business Acquisitions and Divestitures

2021 Acquisitions

Wave Optics

In May 2021, we acquired Wave Optics Limited (“Wave Optics”), a display technology company that supplies light engines and diffractive waveguides for augmented reality displays. The total consideration was $541.8 million, of which $510.4 million represents purchase consideration and primarily consisted of 4.7 million shares of our Class A common stock with a fair value of $252.0 million, cash of $13.7 million, and a $238.4 million payable due no later than May 2023 in either cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. The remaining $31.4 million of total consideration transferred represents compensation for future employment services.

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

Other 2021 Acquisitions

For the year ended December 31, 2021, we completed other acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $266.1 million, which included $139.5 million in cash, $93.7 million in shares of our Class A common stock, and $32.9 million recorded in other liabilities on the consolidated balance sheet.

The aggregate allocation of purchase consideration was as follows:

Total
(in thousands)
Technology	$64,150
Customer relationships	4,000
Goodwill	203,482
Net deferred tax liability	(11,871)
Other assets acquired and liabilities assumed, net	6,325
Total	$266,086

The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $8.2 million is deductible for tax purposes.

2020 Acquisitions

For the year ended December 31, 2020, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate allocation of acquisition date fair value was as follows:

Total
(in thousands)
Technology	$46,112
Goodwill	162,747
Net deferred tax liability	(5,741)
Other assets acquired and liabilities assumed, net	1,392
Total	$204,510

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

Additional Information on 2021, 2020, and 2019 Acquisitions

The operating results of the above acquisitions were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2019	$761,153
Goodwill acquired	162,747
Foreign currency translation	15,359
Balance as of December 31, 2020	$939,259
Goodwill acquired	661,850
Foreign currency translation	(12,657)
Balance as of December 31, 2021	$1,588,452

Intangible assets consisted of the following:

	December 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.6	$967	$365	$602
Trademarks	4.3	21,384	2,613	18,771
Technology	3.6	343,800	142,588	201,212
Customer relationships	5.1	53,709	6,332	47,377
Patents	4.0	21,195	11,503	9,692
		$441,055	$163,401	$277,654

	December 31, 2020
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	1.6	$414	$283	$131
Technology	3.2	206,197	111,129	95,068
Patents	4.9	19,860	9,130	10,730
		$226,471	$120,542	$105,929

Amortization of intangible assets for the years ended December 31, 2021, 2020, and 2019 was $63.2 million, $33.5 million, and $33.4 million, respectively.

As of December 31, 2021, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2022	$79,186
2023	73,240
2024	61,590
2025	44,331
2026	14,624
Thereafter	4,683
Total	$277,654

7. Long-Term Debt

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

2025 Notes

In April 2020, we entered into the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2025 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

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

2026 Notes

In August 2019, we entered into the 2026 Notes (and together with the 2027 Notes and the 2025 Notes, the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2026 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

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

The Convertible Notes consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	2027 Notes	2025 Notes	2026 Notes	2025 Notes	2026 Notes
	(in thousands)
Liability:
Principal	$1,150,000	$284,105	$838,493	$1,000,000	$1,265,000
Unamortized debt discount and issuance costs(1)	(11,361)	(2,168)	(5,982)	(263,956)	(325,875)
Net carrying amount	$1,138,639	$281,937	$832,511	$736,044	$939,125

(1)	The 2020 amounts include unamortized debt discount expense prior to the adoption of ASU 2020-06 on January 1, 2021.

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

As of December 31, 2021, the debt issuance costs on the 2027 Notes, the 2025 Notes, and the 2026 Notes will be amortized over the remaining period of approximately 5.3 years, 3.3 years and 4.6 years, respectively.

Interest expense related to the amortization of debt issuance costs was $4.3 million for the year ended December 31, 2021. Interest expense related to the amortization of debt discount and issuance costs was $81.4 million and $17.8 million for the years ended December 31, 2020 and 2019, respectively. Contractual interest expense was $8.9 million, $11.2 million, and $3.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the if-converted value of the 2025 Notes and 2026 Notes exceeded the principal amount by $332.2 million and $890.6 million, respectively. As of December 31, 2021, the if-converted value of the 2027 Notes did not exceed the principal amount. The sale price for conversion was satisfied as of December 31, 2021 for the 2025 Notes and the 2026 Notes, and as a result, the 2025 Notes and 2026 Notes will continue to be eligible for optional conversion during the first quarter of 2022. The 2027 Notes were not eligible for conversion as of December 31, 2021. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

Capped Call Transactions

In connection with the pricing of the 2027 Notes, 2025 Notes, and 2026 Notes, we entered into the 2027 Capped Call Transactions, the 2025 Capped Call Transactions, and the 2026 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $86.8 million, $100.0 million, and $102.1 million, respectively. The cap price of the 2027 Capped Call Transactions, the 2025 Capped Call Transactions, and the 2026 Capped Call Transaction is initially $121.02, $32.12, and $32.58 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2021, the 2025 Capped Call Transactions and the 2026 Capped Call Transactions were in-the-money.

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

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.7 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Inducement expense recorded for the year ended December 31, 2021 was $41.5 million. The common stock consideration issued under the original terms of the 2025 Notes and 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $1,132.6 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on the consolidated statements of cash flows.

Credit Facility

In July 2016, we entered into a senior unsecured revolving credit facility (“Credit Facility”) with certain lenders, some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offerings, to fund working capital and general corporate-purpose expenditures. Since July 2016, we have amended the Credit Facility multiple times. As of December 31, 2021, the Credit Facility has a maximum borrowing amount of $1.05 billion, bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility and terminates in August 2023. As of December 31, 2021, no amounts were outstanding under the Credit Facility. As of December 31, 2021, we had $23.9 million in the form of outstanding standby letters of credit.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.7 billion in commitments as of December 31, 2021, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.

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

In November 2021, we and certain of our officers and directors, were named as defendants in a securities class actions purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Management believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2021. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2021.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2022 and 2042. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

Lease Cost

The components of lease cost were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease expense	$69,831	$60,450
Sublease income	(2,478)	(2,815)
Total net lease costs	$67,353	$57,635

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	For the Year Ended December 31,
	2021	2020
Weighted-average remaining lease term	6.6	7.6
Weighted-average discount rate	5.0%	5.5%

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of December 31, 2021 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2022	$69,857
2023	84,573
2024	82,312
2025	77,406
2026	34,635
Thereafter	99,092
Total lease payments	$447,875
Less: Imputed interest	(69,970)
Present value of lease liabilities	$377,905

As of December 31, 2021, we have additional operating leases for facilities that have not yet commenced with lease obligations of $104.4 million. These operating leases will commence in 2022 with lease terms of greater than one year to ten years. This table does not include lease payments that were not fixed at commencement or modification.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $73.9 million and $73.3 million for the years ended December 31, 2021 and 2020, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $99.3 million and $36.2 million for the years ended December 31, 2021 and 2020, respectively.

10. Strategic Investments

We hold strategic investments in privately held companies with a carrying value of $262.7 million and $169.5 million as of December 31, 2021 and December 31, 2020, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

We recognized unrealized gains on investments in privately held companies of $145.0 million and $42.4 million for the year ended December 31, 2021 and 2020, respectively and realized gains of $27.8 million for the year ended December 31, 2021. Unrealized and realized gains on all strategic investments are included within other income (expense), net on the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on the consolidated balance sheets.

In the fourth quarter of 2021, we reclassified a publicly traded strategic investment to marketable securities. See Note 11 for further information.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the year ended December 31, 2020 was $29.5 million. Impairment expense for the year ended December 31, 2021 was not material.

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

The following table sets forth our financial assets as of December 31, 2021 and 2020 that are measured at fair value on a recurring basis during the period:

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,966,966	$—	$—	$1,966,966
Level 1 securities:
U.S. government securities	811,092	1	(1,454)	809,639
U.S. government agency securities	77,409	1	(8)	77,402
Publicly traded equity securities(1)	71,139	122,064	—	193,203
Level 2 securities:
Corporate debt securities	143,124	—	(207)	142,917
Commercial paper	422,328	—	(1)	422,327
Certificates of deposit	80,431	—	—	80,431
Total	$3,572,489	$122,066	$(1,670)	$3,692,885

(1)

In the third quarter of 2021, we reclassified a strategic investment from Level 3 to Level 1 at its fair value using the beginning-of-period approach, following the commencement of public market trading of the investment during the period (which was subject to short-term lock-up restrictions as of December 31, 2021).

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

We held an investment in a publicly traded company with a carrying value of $193.2 million as of December 31, 2021, recorded as a marketable security. We recorded $122.1 million in unrealized gains related to this investment. Unrealized gains are included within other income (expense), net on the consolidated statements of operations.

Gross unrealized losses were not material as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. As of December 31, 2021, $283.1 million of our total $1.5 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We carry the Convertible Notes at face value less the unamortized discount and issuance costs on our consolidated balance sheets and present that fair value for disclosure purposes only. As of December 31, 2021, the fair value of the 2027 Notes, the 2025 Notes and the 2026 Notes was $1.1 billion, $650.1 million and $1.9 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic(1)	$364,989	$(320,757)	$(770,448)
Foreign(1)	(839,360)	(605,428)	(262,819)
Loss before income taxes	$(474,371)	$(926,185)	$(1,033,267)

(1)	Includes the impact of intercompany charges to foreign affiliates for management fees and research and development cost sharing, inclusive of stock-based compensation.

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$—	$—
State	919	1,035	113
Foreign	22,078	23,945	771
Total current income tax expense	22,997	24,980	884
Deferred:
Federal	6,295	1,720	277
State	445	414	85
Foreign	2,673	4,192	129
Total deferred income tax benefit	9,413	6,326	491
Income tax expense	$13,584	$18,654	$393

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	21.0%
State tax benefit (expense), net of federal benefit(1)	31.5	8.3	7.6
Change in valuation allowance	(246.3)	(58.9)	(38.5)
Differences between U.S. and foreign tax rates on foreign income	3.9	(1.4)	(1.0)
Stock-based compensation benefit	119.3	17.8	0.8
U.S. federal research & development credit benefit	36.7	8.4	6.3
U.K. corporate rate increase	39.8	4.3	—
Acquisitions and divestitures	(8.0)	(0.5)	3.5
Other benefits (expenses)	(0.8)	(1.0)	0.3
Total income tax benefit (expense)	(2.9)%	(2.0)%	(0.0)%

(1)	Inclusive of state research and development credits

The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accrued expenses	$30,169	$23,719
Intangible assets	183,441	175,397
Stock-based compensation	61,885	41,246
Loss carryforwards	2,631,230	1,714,870
Tax credit carryforwards	715,844	460,302
Lease liability	93,312	80,794
Other	29,572	6,374
Total deferred tax assets	$3,745,453	$2,502,702
Deferred tax liabilities:
Convertible debt	—	(138,832)
Right-of-use asset	(75,782)	(63,122)
Investments(1)	(66,792)	(3,862)
Other	(2,549)	(3,532)
Total deferred tax liabilities	$(145,123)	$(209,348)
Total net deferred tax assets before valuation allowance	3,600,330	2,293,354
Valuation allowance	(3,611,242)	(2,293,361)
Net deferred taxes	$(10,912)	$(7)
(1)

For the year ended December 31, 2020 was originally included in “Other Liabilities” in our December 31, 2020 Annual Report as it was not significant. The increase in the current year is primarily due to unrealized gains on our marketable securities and strategic investments.

Income tax expense was $13.6 million for the year ended December 31, 2021, compared to a tax expense of $18.7 million for the year ended December 31, 2020.

On July 22, 2020 the U.K. Finance Bill 2020 was enacted, increasing the U.K. tax rate from 17% to 19% effective April 1, 2020. On June 10, 2021, the U.K. Finance Act 2021 was enacted to further increase the tax rate from 19% to 25% effective April 1, 2023. These changes to the U.K. tax rate resulted in an increase to our U.K. net deferred tax assets (before valuation allowance) of $188.9 million and $39.7 million for the periods ending December 31, 2021 and 2020, respectively, both of which were fully offset by an increase in our valuation allowance.

Prior to January 1, 2021, the separation of the Convertible Notes into liability and equity components resulted in a temporary difference for which a net deferred tax liability, with an offsetting valuation allowance, was recognized in additional paid-in capital. Upon the adoption of ASU 2020-06 on January 1, 2021, the existing temporary difference on the Convertible Notes was eliminated, which resulted in the derecognition of a $138.8 million deferred tax liability. Both the $138.8 million reduction to deferred tax liability and the offsetting increase to our valuation allowance were recorded to additional paid-in capital and accumulated deficit under the modified retrospective approach.

As of December 31, 2021, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.

As of December 31, 2021, we had accumulated U.S. federal and state net operating loss carryforwards of $7.5 billion and $4.4 billion, respectively. Of the $7.5 billion of federal net operating loss carryforwards, $1.6 billion was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $5.9 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain state net operating loss carryforwards will begin to expire in 2031 and 2025, respectively. As of December 31, 2021, we had $3.2 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2021, we had accumulated U.S. federal and state research tax credits of $476.6 million and $292.8 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $3.6 billion and $2.3 billion as of December 31, 2021 and 2020, respectively. In 2021, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations, the U.K. tax rate increase, windfall tax benefits from share-based compensation, and the recognition of valuation allowance in additional paid-in-capital related to the adoption of ASU 2020-06 pertaining to the Convertible Notes.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance of unrecognized tax benefits	$344,971	$286,605
Additions for current year tax positions	119,938	56,226
Additions for prior year tax positions	180	3,218
Reductions for prior year tax positions	(996)	(712)
Changes due to lapse of statute of limitations	(2,077)	(570)
Changes due to foreign currency translation adjustments	(357)	204
U.K. corporate rate increase	7,914	—
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$469,573	$344,971
Interest and penalties associated with unrecognized tax benefits	124	357
Ending balance of unrecognized tax benefits (including interest and penalties)	$469,697	$345,328

The total amount of gross unrecognized tax benefits, including related interest and penalties, was $469.7 million and $345.3 million as of December 31, 2021 and 2020, respectively.

Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $15.9 million and $11.8 million that is included in other liabilities on our consolidated balance sheet as of December 31, 2021 and 2020, respectively. Assuming there continues to be a valuation allowance against deferred tax assets in future periods when gross unrecognized tax benefits are realized, this would result in a tax benefit of $15.9 million within our provision of income taxes at such time.

Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2021, interest expense recorded related to uncertain tax positions was not material.

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

Tax years ending on or after December 31, 2012 are subject to examination in the U.S., and tax years ending on or after December 31, 2020 are subject to examination in the U.K. We are currently under examination by the U.S. Internal Revenue Service for the tax year ending December 31, 2018.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2020	$(87)	$21,450	$21,363
OCI before reclassifications	(1,664)	(14,107)	(15,771)
Amounts reclassified from AOCI (1)	(71)	—	(71)
Net current period OCI	(1,735)	(14,107)	(15,842)
Balance at December 31, 2021	$(1,822)	$7,343	$5,521

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

14. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Computer hardware and software	$51,984	$35,040
Leasehold improvements	203,124	175,850
Furniture and equipment	78,492	74,987
Construction in progress	44,304	27,284
Total	377,904	313,161
Less: accumulated depreciation and amortization	(175,260)	(134,452)
Property and equipment, net	$202,644	$178,709

Depreciation and amortization expense on property and equipment was $55.9 million, $53.2 million, and $53.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table lists property and equipment, net by geographic area:

	As of December 31,
	2021	2020
	(in thousands)
Property and equipment, net:
United States	$174,826	$157,596
Rest of world (1)	27,818	21,113
Total property and equipment, net	$202,644	$178,709

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

15. Balance Sheet Components

Accrued expenses and other current liabilities at December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Accrued compensation and related expenses	$177,659	$141,046
Accrued infrastructure costs	168,942	138,082
Partner revenue share liability	86,991	92,092
Acquisition liability	49,870	55,098
Other operating costs	48,635	30,713
Deferred revenue	44,473	27,814
Other	97,538	69,497
Total accrued expenses and other current liabilities	$674,108	$554,342

Other liabilities at December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Acquisition liability	$280,194	$48,662
Other	35,562	15,812
Total other liabilities	$315,756	$64,474

16. Employee Benefit Plans

We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and we match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. During the years ended December 31, 2021, 2020, and 2019, we recognized expense of $25.0 million, $18.4 million, and $15.4 million, respectively, related to matching contributions.

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

The value of these arrangements is not material to our consolidated financial statements for the current period or for the term of the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

During the first quarter of 2021, we completed the initial phase of our new enterprise resource planning, or ERP, system implementation and migrated our general ledger, consolidation, and planning processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system. As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

2022 Discretionary Bonus Program

On February 2, 2022, the compensation committee of the board of directors approved the 2022 Bonus Program. The 2022 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses based on the level of achievement of certain corporate objectives and key results from January 1, 2022 through December 31, 2022.

The compensation committee will set the corporate objectives and key results based on the recommendations of the chief executive officer, and determine the degree to which they have been met after considering the recommendations of management. Each eligible participant in the 2022 Bonus Program may receive a bonus in an amount up to 100% of such participant’s annual base salary earned in 2022. The compensation committee may pay all or any portion of an earned bonus in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of over-achievement of the corporate objectives and key results.

There is no set formula for determining the bonus amount under the 2022 Bonus Program based on the achievement of the corporate objectives and key results. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2022 Bonus Program are expected to occur in the first quarter of 2023. A participant must remain an employee on the payment date under the 2022 Bonus Program to be eligible to earn a bonus.

The description of the 2022 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2021 Bonus Program, a copy of which is attached as Exhibit 10.22 and incorporated by reference.

We are including this disclosure in this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2021.

Name	Age	Position
Executive Officers
Evan Spiegel	31	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	33	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	43	Chief Financial Officer
Jeremi Gorman	44	Chief Business Officer
Jerry Hunter	57	Senior Vice President, Engineering
Rebecca Morrow	48	Chief Accounting Officer and Controller
Michael O’Sullivan	56	General Counsel
Non-Employee Directors
Michael Lynton(1)(2)	62	Director and Chairman of the Board
Kelly Coffey(3)	56	Director
Joanna Coles(2)	59	Director
Liz Jenkins(3)	44	Director
A.G. Lafley(1)(2)(4)	74	Director
Stanley Meresman(3)	75	Director
Scott D. Miller(1)(3)	69	Director
Poppy Thorpe(1)(3)	37	Director
Fidel Vargas	53	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.
(4)	Mr. Lafley resigned as a member of our board of directors, effective December 31, 2021. Committee membership noted is as of 2021.

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

Jeremi Gorman. Ms. Gorman has served as our Chief Business Officer since November 2018. Ms. Gorman was employed at Amazon.com, Inc., serving as Head of Global Field Advertising Sales from June 2018 to November 2018, as Head of Field Advertising Sales, U.S. from April 2015 to June 2018, and as Head of Entertainment Advertising Sales from 2012 to April 2015. Ms. Gorman serves on the board of directors of Samba TV, Inc. Ms. Gorman holds a B.A. from the University of California, Los Angeles.

Jerry Hunter. Mr. Hunter has served as our Senior Vice President, Engineering since November 2017 and previously served as Vice President of Core Engineering since October 2016. From August 2010 to October 2016, Mr. Hunter served as Vice President of Infrastructure at Amazon.com, Inc., and previously as Vice President of Corporate Applications at Amazon.com, Inc. from October 2007 to August 2010. Mr. Hunter holds a B.S. and M.S. in Systems Engineering from the University of Arizona.

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

Non-Employee Directors

Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairman of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management Corp, Warner Music Group Corp., Schrodinger, Inc., and The Boston Beer Company. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc. from August 2017 until February 2019 and Pearson plc, from January 2018 to April 2021. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairman due to his extensive leadership experience.

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

Joanna Coles. Ms. Coles has served on our board of directors since December 2015. Ms. Coles served as Chairperson and Chief Executive Officer of Northern Star Acquisition Corp. since July 2020, until its merger with Bark, Inc. (formerly Barkbox Inc.) in June 2021. Ms. Coles has served as Chairperson and Chief Executive Officer of Northern Star Investment Corp. II, Northern Star Investment Corp. III, and Northern Star Investment Corp. IV since November 2020. Prior to joining the Northern Star entities, Ms. Coles served as Chief Content Officer of Hearst Magazines from September 2016 to August 2018, overseeing editorial for Hearst’s 300 titles globally, and as Editor-in-Chief of Cosmopolitan from September 2012 to September 2016. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles worked for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She currently serves on the board of directors of Bark, Inc., Sonos, Inc., and is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. Ms. Coles holds a B.A. in English and American literature from the University of East Anglia. We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience working with content providers and advertisers.

Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) since January 2021, and served as Chief Financial Officer at Be Sunshine, LLC (Hello Sunshine) from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October 2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and Strategy. She currently serves on the board of GLAAD. Ms. Jenkins holds an MBA from The Wharton School at the University of Pennsylvania and a BA in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies.

Stanley Meresman. Mr. Meresman has served on our board of directors since July 2015. During the last ten years, Mr. Meresman has served on the boards of directors of various public and private companies, including service as chair of the audit committee for some of these companies. He currently serves on the board of directors and as chair of the audit committee of Cloudflare, Inc., DoorDash, Inc., and Guardant Health, Inc. He served as a member of the board of directors and as chair of the audit committees of Palo Alto Networks, Inc. from September 2014 to December 2018, LinkedIn Corporation from October 2010 to December 2016, and Zynga Inc. from June 2011 to June 2015, and Medallia, Inc. from June 2015 to October 2021; and on the board of directors of Meru Networks, Inc. from September 2010 to May 2013, and Riverbed Technology, Inc. from March 2005 to May 2012. He also serves on the board of trustees of the Panetta Institute of Public Policy, a non-profit organization. From January 2004 to December 2004, Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years before joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to 1997, Mr. Meresman served as the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the

University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Meresman is qualified to serve as a member of our board of directors and chair of our audit committee due to his background as a member of the board and chair of the audit committee of other public companies and his financial and accounting expertise from his prior extensive experience as chief financial officer of two publicly traded companies.

Scott D. Miller. Mr. Miller has served on our board of directors since October 2016. Mr. Miller is a founder and Chief Executive Officer of Council Advisors (formerly known as G100 Companies), and is also a founder and chairman of G100 Network and SSA & Company. Before joining Council Advisors in March 2004, Mr. Miller was employed at Hyatt Hotels Corporation, a global hospitality company, where he served as non-executive vice chairman from August 2003 to December 2004, president from January 1999 to August 2003, and executive vice president from September 1997 to July 2003. Mr. Miller served on the boards of QTS Realty Trust, Inc. from 2013 to 2021, Affinion Group, Inc. from 2011 to 2013, AXA Equitable Life Insurance Company from 2002 to 2012, Orbitz Worldwide, Inc. from 2003 to 2004, and NAVTEQ corporation from 2002 to 2006. He also serves on several private company boards. Mr. Miller holds a B.S. in Human Biology from Stanford University and an M.B.A. from the University of Chicago. We believe that Mr. Miller is qualified to serve as a member of our board of directors due to his extensive leadership experience.

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe is a freelance brand consultant. Previously, Ms. Thorpe served as Chief Marketing Officer at Sesame Inc. from March 2020 to May 2021, Head of Brand Marketing at Glossier Inc., a beauty brand, from April 2018 to February 2020, Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018, and Strategy Director at R/GA, a digital agency, from August 2014 to August 2017. Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.

Fidel Vargas. Mr. Vargas has served on our board of directors since July 2021. Mr. Vargas has served as Chief Executive Officer of the Hispanic Scholarship Fund since January 2013. Prior to joining the Hispanic Scholarship Fund, Mr. Vargas worked as a Partner at Centinela Capital Partners from June 2006 to December 2012, and from 1992 to 1997, Mr. Vargas served as Mayor for the City of Baldwin Park, California. Mr. Vargas serves on the President’s Commission on White House Fellowships. Mr. Vargas holds an M.B.A. and an A.B. in Social Studies from Harvard University. We believe that Mr. Vargas is qualified to serve as a member of our board of directors due to his extensive leadership experience.

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

No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2022 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

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

Our board of directors held five meetings during 2021. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2021, eight members of our board of directors attended our annual meeting of stockholders.

Executive Sessions of Independent Directors

In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2021, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairman of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.

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

Audit Committee

Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Meresman, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Mr. Meresman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee, other than Mr. Meresman, simultaneously serves on the audit committees of more than three public companies. Mr. Meresman currently serves on the audit committees of three other public companies, and for a part of 2021 served on the audit committees of four other public companies, in addition to our company. Our board of directors has determined that such simultaneous service would not impair the ability of Mr. Meresman to effectively serve on our audit committee. During 2021, the audit committee met six times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.

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

Compensation Committee

Our compensation committee consists of Mr. Lynton, Mr. Miller, and Ms. Thorpe. Mr. Lafley was a member of the compensation committee until his resignation from the board of directors, effective December 31, 2021. Our board of directors has determined that each of

Mr. Lynton, Mr. Miller, and Ms. Thorpe is, and in 2021 Mr. Lafley was, independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2021, the compensation committee met five times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lynton, and Mr. Vargas. As of January 1, 2022, Ms. Coles became the chair of our nominating and corporate governance committee and Mr. Vargas joined as a member of the nominating and corporate governance committee. Mr. Lafley was a member, and served as the chairman of, our nominating and corporate governance committee until his resignation from the board of directors, effective December 31, 2021. Our board of directors has determined that each current member, and member during 2021, of the nominating and corporate governance committee is and was, respectively, independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. During 2021, the nominating and corporate governance committee met four times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.

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

Code of Conduct

We have adopted a Code of Conduct that applies to all our employees, officers, and directors. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is available on our website at www.snap.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Code of Conduct. You can request a copy of our Code of Conduct by writing to our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

Our board of directors believes that good corporate governance is important to ensure that the company is managed for the long-term benefit of our stockholders. The full text of our corporate governance guidelines is also available on our website at www.snap.com.

Procedures by Which Stockholders May Nominate Directors

The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2022 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

Communications with the Board of Directors

Any stockholder, including a holder of Class A common stock, or any interested party may contact our board of directors regarding genuine issues or questions about us by sending a letter to the board of directors at: Snap Inc., c/o Secretary, 3000 31st Street, Santa Monica, CA 90405, Attention: Board of Directors. Each communication should specify the person sending the communication, the general topic of the communication, and the class and number of shares of our stock that are owned of record (if a record holder) or beneficially (if not a record holder). If any stockholder, including a holder of Class A common stock, wants to contact the independent members of the board of directors, the stockholder should address the communication to the attention of the Chairman (c/o Secretary) of the board of directors at the address above. Our legal department will review communications before forwarding them to the recipient, and will not forward a communication that is unrelated to the duties and responsibilities of the board of directors, irrelevant, primarily commercial in nature, addressed already on our website or in other filings, or is unduly hostile, threatening, illegal, or similarly unsuitable. Any communication that is not forwarded will be made available to any director on request.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2021, such persons complied with all such filing requirements, except Mr. O’Sullivan inadvertently filed one late Form 4 with respect to four transactions.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2021 were:

●	Evan Spiegel, Co-Founder and Chief Executive Officer;
●	Derek Andersen, Chief Financial Officer;
●	Jeremi Gorman, Chief Business Officer;
●	Jerry Hunter, Senior Vice President, Engineering;
●	Michael O’Sullivan, General Counsel; and
●	Jared Grusd, former Chief Strategy Officer.

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

Objectives

We designed our compensation program for all employees, including our named executive officers, to support four main objectives:

●	recruit and retain the most talented people in a competitive market;
●	reinforce our values, which serve to motivate our employees to deliver the highest level of performance;
●	reward success when both our company and the individual succeed; and
●	align employee and stockholder interests to share in long-term success.

Compensation-Setting Process

Compensation Committee’s Role

The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of three members of our board of directors: Michael Lynton, Scott D. Miller, and Poppy Thorpe. In 2021, A.G. Lafley served as a member of the compensation committee until his resignation from the board of directors, effective December 31, 2021. No member of the compensation committee are, or were in 2021, an executive officer of Snap, and each of them qualifies, or in the case of Mr. Lafley, qualified in 2021, as an “independent director” under the NYSE rules.

Compensation Consultant’s Role

The compensation committee has the authority to engage the services of outside consultants. The compensation committee first retained FW Cook, a national compensation consulting firm, in 2017 as its independent compensation consultant. FW Cook reports directly to the compensation committee.

In January 2022, our compensation committee reviewed FW Cook’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that FW Cook is independent within the meaning of such rules and that its engagement did not present any conflict of interest.

Management’s Role

Management makes recommendations to the compensation committee regarding our compensation programs and policies, and implements the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2021.

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

Peer Group

We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In 2021, the compensation committee requested that FW Cook perform a detailed review of our peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on those considerations and FW Cook’s review, our compensation committee approved removing Dropbox, Electronic Arts, IAC/InterActive, Slack, and VMWare and adding Etsy, Roku, ServiceNow, Shopify, Block (formerly Square), Uber, and Zoom Video. Our peer group for 2021 consisted of the following companies:

Activision Blizzard	Pinterest	Twilio
Autodesk	Roku	Twitter
DocuSign	ServiceNow	Uber
Etsy	Shopify	Workday
Intuit	Spotify	Zillow Group
Match Group	Block (formerly Square)	Zoom Video

We use the peer group as a general reference. In addition to the peer group, we also rely on the knowledge and experience of our compensation committee members and our management in determining the appropriate compensation for our executive officers.

Elements of Executive Compensation

Our current compensation program generally consists of the following components:

●	base salary;
●	equity-based awards;
●	annual incentive compensation; and
●	other benefits.

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

The table below sets forth information regarding the year-end base salary amounts for 2021 for our named executive officers. Other than Mr. Grusd, no base salaries were changed for any of our named executive officers in 2021.

Name	2021 Base Salary
Evan Spiegel	$1
Derek Andersen	500,000
Jeremi Gorman	500,000
Jerry Hunter	500,000
Michael O’Sullivan	500,000
Jared Grusd(1)	500,000
(1)	Mr. Grusd served as our Chief Strategy Officer until January 31, 2021, and then transitioned to a Strategic Advisor. Through January 31, 2021, Mr. Grusd’s annual base salary was $500,000.

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

We generally issue three forms of equity awards:

Restricted Stock Awards. RSAs represent one share of Class A common stock for each award granted, subject to a forfeiture condition, so the value of the RSAs is tied to the performance of our Class A common stock. The forfeiture condition will typically lapse over multiple years, subject to continued service through each lapse date.

Restricted Stock Units. RSUs represent the right to receive one share of Class A common stock for each unit granted, subject to a continued service requirement, so the value of the RSUs is tied to the performance of our Class A common stock. RSUs typically vest over multiple years, subject to continued service through each vesting date.

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

Annual Incentive Compensation

In February 2021, our board of directors approved the 2021 Bonus Program, which provided our named executive officers and other eligible employees the opportunity to earn bonuses on the level of achievement of certain company-wide objectives and key results, or Corporate OKRs, from January 1, 2021 through December 31, 2021. A participant must remain an employee through the payment date under the 2021 Bonus Program to earn a bonus.

The Corporate OKRs are approved by the compensation committee. Each Corporate OKR category is assigned a relative weighting by the compensation committee based on recommendations by the Chief Executive Officer, reflecting its importance to the achievement of our Corporate OKRs during the year.

Each eligible participant in the 2021 Bonus Program may receive a bonus in an amount up to 100% of such participant’s annual base salary earned in 2021. Bonus targets for participants will be correspondingly adjusted downward in the event certain Corporate OKRs are deemed by the compensation committee to have not been fully achieved. The compensation committee also has the right, in its sole discretion, to adjust the bonus target of any participant upward in the event of over-achievement of the Corporate OKRs.

The Corporate OKRs consisted of growing the overall business, including growing our community, growing our Snapchat application into monetizable platforms, and investing in partnerships to scale our platforms and content.

In February 2022, the compensation committee approved a 45% payment of the bonus target amount to certain of our employees, including our named executive officers, pursuant to the 2021 Bonus Program. The bonus payment amounts approved by the compensation committee were based on their respective determinations of the degree to which such Corporate OKRs were achieved.

Other Benefits

Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2021, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us. Ms. Gorman and Mr. O’Sullivan participated in such on-call medical services in 2021, and we paid applicable tax gross ups related to such services. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.

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

Change of Control Benefits

Some employee equity awards with back-weighted vesting (i.e., 10%/20%/30%/40% vesting), including certain awards held by certain named executive officers, accelerate so that the equity award is evenly-weighted if the employee’s employment is involuntarily terminated other than for cause or voluntary termination for good reason following a change of control (i.e., “double-trigger”). We believe this change in control benefit makes sense because the logic of back-weighted vesting is that it incentivizes an employee to stay at a company for the entire vesting term; if there is a change in control of a company during the vesting term and the employee’s employment is subsequently terminated by a company involuntarily or by the employee for good reason, the employee cannot stay for the entire vesting term due to reasons beyond the employee’s control. We ceased issuing back-weighted equity awards in early 2018, and Mr. Hunter is the only named executive officer with back-weighted equity vesting that could benefit from such a provision. Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Change in Control.”

Tax and Accounting Considerations

Deductibility of Executive Compensation

Compensation paid to each of our “covered employees” under Section 162(m) of the Code that exceeds $1 million per taxable year is generally non-deductible. Although our compensation committee will continue to consider tax implications  as one factor in determining executive compensation, it also considers other factors in making its decisions and retains the flexibility to provide compensation to our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that is not deductible.

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2021, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock-based compensation in accordance with the authoritative guidance set forth in Accounting Standards Codification Topic 718, or ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including RSAs, RSUs, and stock options, over the period during which the award recipient is required to perform services in exchange for the award.

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2021, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at a certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

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

Rule 10b5-1 Sales Plans

Our executive officers and members of our board of directors may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time, so long as such termination was made in good faith.

Compensation Committee Report

The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

Snap Inc. compensation committee,

Michael Lynton (Chairman)

Scott D. Miller

Poppy Thorpe

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2021, 2020, and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Evan Spiegel	2021	$1	$—	$—		$—		$3,290,615	(2)	$3,290,616
Co-Founder and Chief	2020	1	—	—		—		2,094,431		2,094,432
Executive Officer	2019	1	—	—		—		1,669,809		1,669,810
Derek Andersen	2021	500,000	—	5,876,814		225,000	(3)	14,364	(4)	6,616,178
Chief Financial Officer	2020	500,000	—	6,242,566		400,000		24,841		7,167,407
	2019	422,404	—	8,866,092		—		11,271		9,299,767
Jeremi Gorman	2021	500,000	—	5,876,814		225,000	(3)	21,631	(5)	6,623,445
Chief Business Officer	2020	500,000	—	5,675,063		400,000		16,213		6,591,276
	2019	500,000	—	—		—		17,038		517,038
Jerry Hunter	2021	500,000	—	9,402,903		225,000	(3)	12,164	(6)	10,140,067
Senior Vice President,	2020	500,000	—	24,970,262		400,000		20,489		25,890,751
Engineering	2019	500,000	—	2,855,000		—		21,427		3,376,427
Michael O'Sullivan	2021	500,000	—	4,701,451		225,000	(3)	21,631	(7)	5,448,082
General Counsel	2020	500,000	—	6,810,086		400,000		17,191		7,727,277
	2019	500,000	—	8,565,000		—		15,830		9,080,830
Jared Grusd(8)	2021	307,315	—	26,651,711	(9)	—		11,853	(10)	26,970,879
Former Chief Strategy Officer

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

(2)

Amount reported includes (a) $2,265,182 for security for Mr. Spiegel, (b) $73,220 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, (c) $952,207 in incremental costs for personal flights not reimbursed by Mr. Spiegel, and (d) $6 in life insurance premiums paid by us on behalf of Mr. Spiegel.

(3)

Represents amounts earned under the 2021 Bonus Program for performance from January 1, 2021 through December 31, 2021. Amounts under the 2021 Bonus Program will be paid in March 2022. See “Elements of Executive Compensation – Annual Incentive Compensation.”

(4)

Amount reported includes (a) $11,600 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, and (c) contributions by the Company to Mr. Andersen’s health savings account. Amounts not quantified above total less than $10,000 in aggregate.

(5)

Amount reported includes (a) $11,600 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Ms. Gorman, (c) $5,000 in medical on-call services paid by us on behalf of Ms. Gorman, and (d) tax “gross up” payments paid to Ms. Gorman to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(6)

Amount reported includes (a) $11,600 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Mr. Hunter. Amounts not quantified above total less than $10,000 in aggregate.

(7)

Amount reported includes (a) $11,600 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, and (d) tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

(8)

Represents all compensation for 2021. Mr. Grusd served as Chief Strategy Officer until January 31, 2021, but continues to serve as a Strategic Advisor. Mr. Grusd was not a named executive officer in 2019 or 2020.

(9)

Amount reported is the aggregate modification date fair value of previously granted equity awards in accordance with ASC Topic 718. This amount does not reflect a new award or the actual economic value that may be realized by Mr. Grusd.

(10)

Amount reported includes (a) $11,600 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Mr. Grusd. Amounts not quantified above total less than $10,000 in aggregate.

Grants of Plan-Based Awards in Fiscal 2021

The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2021 under our 2017 Plan. No named executive officer was granted options in 2021.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock Awards(2)
Evan Spiegel	—	—	$—
Derek Andersen	2/3/2021	99,170	5,876,814
Jeremi Gorman	2/3/2021	99,170	5,876,814
Jerry Hunter	2/3/2021	158,672	9,402,903
Michael O’Sullivan	2/3/2021	79,336	4,701,451
Jared Grusd	—	—	—

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

Outstanding Equity Awards as of December 31, 2021

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021. All awards are for Class A common stock and were granted under our 2017 Plan.

	Stock Awards				Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date
Evan Spiegel	—	—		$—	—	—	$—	—
Derek Andersen	7/26/2018	124,697	(3)	5,864,500	—	—	—	—
	3/4/2019	8,854	(4)	416,404	—	—	—	—
	5/16/2019	281,250	(5)	13,227,188	—	—	—	—
	2/18/2020	363,574	(6)	17,098,885	—	—	—	—
	2/3/2021	99,170	(7)	4,663,965	—	—	—	—
Jeremi Gorman	11/5/2018	799,990	(8)	37,623,530	—	—	—	—
	2/18/2020	330,522	(9)	15,544,450	—	—	—	—
	2/3/2021	99,170	(7)	4,663,965	—	—	—	—
Jerry Hunter	12/29/2017	34,988	(10)	1,645,486	—	—	—	—
	12/29/2017	—		—	700,000	—	14.72	12/29/2027
	5/16/2019	93,750	(11)	4,409,063	—	—	—	—
	2/18/2020	1,057,670	(12)	49,742,220	—	—	—	—
	2/3/2021	158,672	(7)	7,462,344	—	—	—	—
Michael O’Sullivan	5/16/2019	281,250	(11)	13,227,188	—	—	—	—
	2/18/2020	396,627	(13)	18,653,368	—	—	—	—
	2/3/2021	79,336	(7)	3,731,172	—	—	—	—
Jared Grusd	11/5/2018	130,670	(14)	6,145,410	—	—	—	—

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

(2)	The market value is based on the closing price of our Class A common stock on December 31, 2021, which was $47.03.
(3)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from August 15, 2018.
(4)	The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from February 15, 2019.
(5)	The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from June 15, 2019.
(6)

The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 18.2% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 81.8% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.

(7)

The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA on March 15, 2024, subject to continuous service by the executive officer through such date. Thereafter, the service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA after each quarter of continuous service by such executive officer from March 15, 2024.

(8)

The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/48th of the shares underlying this RSA after each month of continuous service by Ms. Gorman from December 15, 2018.

(9)

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

(10)

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

(14)

The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/6th of the shares underlying this RSA after each month of continuous service by Mr. Grusd from December 16, 2021.

Option Exercises and Stock Vested

The following table presents information regarding the vesting or lapse of the forfeiture condition during 2021 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Evan Spiegel	—	$—
Derek Andersen	382,113	23,586,660
Jeremi Gorman	799,938	49,542,833
Jerry Hunter	590,332	36,512,477
Michael O’Sullivan	507,115	31,687,080
Jared Grusd	380,606	23,074,466

(1)	The value realized is based on the closing price of our Class A common stock on the vesting date.

Pension Benefits

Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2021.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2021.

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

Evan Spiegel

In October 2016, we entered into an amended and restated offer letter agreement with Evan Spiegel, our co-founder and Chief Executive Officer, with respect to his continuing employment with us. Mr. Spiegel’s annual base salary as of December 31, 2021 was $1.

Robert Murphy

In October 2016, we entered into an amended and restated offer letter agreement with Robert Murphy, our co-founder and Chief Technology Officer, with respect to his continuing employment with us. Mr. Murphy’s annual base salary as of December 31, 2021 was $1.

Derek Andersen

In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2021 was $500,000.

Jeremi Gorman

In October 2018, we entered into an offer letter agreement with Jeremi Gorman, our Chief Business Officer, with respect to her employment with us. Ms. Gorman’s annual base salary as of December 31, 2021 was $500,000.

Jared Grusd

In October 2018, we entered into an offer letter agreement with Jared Grusd to serve as our Chief Strategy Officer. Through January 31, 2021, Mr. Grusd’s annual base salary was $500,000.

In February 2021, we entered into a new employment agreement and transition agreement with Jared Grusd. Under the agreements, Mr. Grusd agreed to enter into a new fixed term employment agreement as a Strategic Advisor that ends on June 30, 2022, which included continued vesting of a portion of his previously granted equity in monthly installments from April 2021 to June 2022, subject to continued employment. In addition, following execution of a standard release, Mr. Grusd’s outstanding equity awards that were scheduled to vest through March 15, 2021 and his salary had he remained our Chief Strategy Officer through March 31, 2021 were accelerated. Mr. Grusd’s annual base salary as of December 31, 2021 was $141,177.

Jerry Hunter

In October 2020, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Senior Vice President, Engineering, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2021 was $500,000.

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

Rebecca Morrow

In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer and Controller, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2021 was $415,000.

Michael O’Sullivan

In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2021 was $500,000.

Potential Payments upon Change in Control or Death

The following table sets forth the estimated payments that would be received by each named executive officer if a hypothetical termination of employment without cause or following a resignation for good reason following a change of control of our company had occurred on December 31, 2021.

Name	Accelerated Vesting of RSUs(1)
Evan Spiegel	$—
Derek Andersen	—
Jeremi Gorman	—
Jerry Hunter	1,645,486
Michael O’Sullivan	—
Jared Grusd	—

(1)	The amount reported reflects the aggregate market value, based on the closing price of our Class A common stock of $47.03 on December 31, 2021, of the unvested RSUs that would be accelerated.

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2021.

Name	Accelerated Vesting of Stock Awards (1)
Evan Spiegel	$—
Derek Andersen	41,270,941
Jeremi Gorman	57,831,944
Jerry Hunter	63,259,112
Michael O’Sullivan	35,611,727
Jared Grusd	6,145,410

(1)	The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $47.03 on December 31, 2021, of the unvested equity awards that would be accelerated.

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

Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2017 Plan as of December 31, 2021 is 450,210,611. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is three times the share reserve under the 2017 Plan.

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

Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards:

●	arrange for the assumption, continuation, or substitution of a stock award by a successor corporation;
●	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;
●	accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction;
●	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
●	cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, or no payment, as determined by the board of directors; or
●

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

Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2021, no shares of our Class A common stock have been purchased under the ESPP.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2021. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”

In 2021, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director (a) RSUs for 1,965 shares of Class A common stock under our 2017 Plan and (b) options to purchase 4,044 shares of Class A common stock under our 2017 Plan. The service-based vesting condition will be fully satisfied for the RSUs and options on July 20, 2022. If a director’s service ceases before July 20, 2022, vesting of the RSUs and options will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs and options will be deemed satisfied for 100% of the RSUs and options that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.

Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(8)	Option Awards(1)(8)	Total
Michael Lynton(2)	$172,692	$124,561	$125,000	$422,253
Kelly Coffey	75,000	124,561	125,000	324,561
Joanna Coles	75,000	124,561	125,000	324,561
Liz Jenkins	67,255	124,561	125,000	316,816
A.G. Lafley(3)(4)	145,000	124,561	125,000	394,561
Stanley Meresman(5)	100,398	124,561	125,000	349,959
Scott D. Miller(3)	132,935	124,561	125,000	382,496
Robert Murphy(6)	184,437	—	—	184,437
Poppy Thorpe	75,000	124,561	125,000	324,561
Fidel Vargas(7)	21,399	124,561	125,000	270,960

(1)

Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted during 2021 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.

(2)

Includes $2,692 of imputed income relating to incremental costs of family or guests accompanying Mr. Lynton on business flights that Mr. Lynton cannot reimburse under the Federal Aviation Regulations, as approved by the compensation committee of our board of directors.

(3)	Amount reported includes a $5,000 per month retainer for services on a special committee.
(4)	Mr. Lafley resigned as a member of our board of directors, effective December 31, 2021.
(5)

Includes $398 of imputed income relating to incremental costs of family or guests accompanying Mr. Meresman on business flights that Mr. Meresman cannot reimburse under the Federal Aviation Regulations, as approved by the compensation committee of our board of directors.

(6)

Mr. Murphy does not receive any compensation for service as a director. Amount reported represents (a) $1 for his base salary as an employee, (b) $184,430 for security for Mr. Murphy, and (c) $6 for life insurance premiums paid by us on behalf of Mr. Murphy.

(7)	Mr. Vargas joined the board of directors on July 20, 2021.
(8)	As of December 31, 2021, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	1,965	50,689
Kelly Coffey	1,965	17,032
Joanna Coles	1,965	50,689
Liz Jenkins	1,965	7,032
A.G. Lafley(1)	—	48,330
Stanley Meresman	1,965	50,689
Scott D. Miller	1,965	50,689
Poppy Thorpe	1,965	48,689
Fidel Vargas	1,965	4,044

(1)

Mr. Lafley resigned as a member of our board of directors, effective December 31, 2021. Pursuant to our non-employee director compensation policy, vesting of RSUs and options was accelerated pro rata, based on the number of months of service provided by Mr. Lafley.

In 2021, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairman. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.

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

Pay Ratio Disclosure

As disclosed in the Summary Compensation Table, for the year ended December 31, 2021, the annual total compensation of our Chief Executive Officer was $3,290,616. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $327,710. The ratio of these amounts is 10 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.

To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages, bonuses, commissions, allowances, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2021 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of December 31, 2021, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).

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

Applicable percentage ownership is based on 1,364,886,581 shares of Class A common stock, 22,769,005 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2021. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total Voting Power
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers:
Evan Spiegel(1)	40,463,540	3.0%	5,862,410	25.7%	123,683,019	53.4%	53.1%
Robert Murphy(2)	82,267,528	6.0	5,862,410	25.7	107,943,924	46.6	46.4
Derek Andersen(3)	951,605	*	—	*	—	*	*
Jeremi Gorman(4)	1,542,062	*	—	*	—	*	*
Jerry Hunter(5)	2,659,206	*	—	*	—	*	*
Michael O’Sullivan(6)	1,103,072	*	—	*	—	*	*
Jared Grusd(7)	201,815	*	—	*	—	*	*
Michael Lynton(8)	1,075,407	*	—	*	—	*	*
Kelly Coffey(9)	20,273	*	—	*	—	*	*
Joanna Coles(10)	82,607	*	—	*	—	*	*
Liz Jenkins(11)	4,723	*	—	*	—	*	*
A.G. Lafley(12)	236,128	*	—	*	—	*	*
Stanley Meresman(13)	71,625	*	—	*	—	*	*
Scott D. Miller(14)	135,969	*	—	*	—	*	*
Poppy Thorpe(15)	62,333	*	—	*	—	*	*
Fidel Vargas	180	*	—	*	—	*	*
All directors and executive officers as a group (15 persons)(16)	130,684,135	9.6	11,724,820	51.5	231,626,943	100.0	99.5
5% Stockholders:
T. Rowe Price Associates, Inc.(17)	126,220,479	9.2	—	*	—	*	*
Vanguard Group Inc.(18)	73,910,018	5.4	—	*	—	*	*
Entities affiliated with Tencent Holdings Limited(19)	232,655,030	17.0	10,344,970	45.4	—	—	*

*	Represents beneficial ownership of less than 1%.

(1)	Includes 4,577,844 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)	Includes 5,307,526 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.
(3)

Includes (a) 743,994 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2021 and (b) RSUs for 32,436 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2021.

(4)	Includes 1,229,682 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2021.
(5)

Includes (a) 1,310,092 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2021, (b) RSUs for 34,988 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2021, (c) 700,000 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021, and (d) 614,126 shares held in trust for which Mr. Hunter is trustee and holds dispositive power.

(6)

Includes (a) 757,213 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2021, (b) 345,539 shares of Class A common stock held in trust for which Mr. O’Sullivan is trustee and holds dispositive power, and (c) 160 shares of Class A common stock held by members of Mr. O’Sullivan’s immediate family for which Mr. O’Sullivan disclaims beneficial ownership except as to indirect pecuniary interest, if any.

(7)	Includes 130,670 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2021.
(8)

Includes (a) 945,876 shares of Class A common stock for which Mr. Lynton is trustee and (b) 46,645 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.

(9)	Includes 12,988 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.
(10)	Includes 46,645 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.

(11)	Includes 2,988 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.
(12)

Includes (a) 186,980 shares held in trust for which Mr. Lafley is trustee and holds dispositive power, and (b) 48,330 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.

(13)	Includes 46,645 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.
(14)	Includes 46,645 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.
(15)	Includes 44,645 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021.
(16)

Consists of (a) 129,669,510 shares of Class A common stock (of which 4,209,206 shares are unvested and subject to forfeiture as of December 31, 2021), 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 67,424 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2021, and (c) 947,201 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2021. Includes shares held by Ms. Morrow, and does not include shares held by Mr. Grusd, as he was not an executive officer as of December 31, 2021, and Mr. Lafley, who resigned as a member of our board of directors, effective December 31, 2021.

(17)

Based on information reported by T. Rowe Price Associates, Inc. on Schedule 13G/A filed with the SEC on February 16, 2021. T. Rowe Price Associates, Inc. reported that it has sole dispositive power with respect to 126,220,479 shares of Class A common stock and sole voting power with respect to 50,083,450 shares of Class A common stock. T. Rowe Price Associates, Inc. listed its address as 100 E. Pratt Street, Baltimore, MD 21202.

(18)

Based on information reported by The Vanguard Group on Schedule 13G/A filed with the SEC on February 10, 2021. The Vanguard Group reported that it has sole dispositive power with respect to 73,910,018 shares of Class A common stock, sole voting power with respect to 0 shares of Class A common stock, shared dispositive power with respect to 1,308,784 shares of Class A common stock, and shared voting power with respect to 644,655 shares of Class A common stock. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, PA 19355.

(19)

Tencent Holdings Limited reported in its 2021 Interim Report that, as of June 30, 2021, it was interested in approximately 243 million shares of Snap Inc. We believe, based on such reporting and our corporate and transfer agent records, that Tencent Holdings Limited and its affiliates beneficially own 10,344,970 shares of Class B Common Stock, and the balance of shares reported are Class A Common Stock. As noted above, holders of our Class A common stock, other than our directors or officers, are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act and may hold the stock in nominee or “street name” such that we are not able to identify or confirm their ownerships. Tencent Holdings Limited listed its registered address as Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111 Cayman Islands.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	82,724,366	$10.59	184,434,919
Equity compensation plans not approved by security holders	—	$—	—
Total	82,724,366	$10.59	184,434,919

(1)	Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2021.

(2)	The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)

Prior to our initial public offering, we granted awards under our 2012 Plan and our 2014 Plan. Following our initial public offering, we granted awards under our 2017 Plan, other than certain awards to our employees and consultants in France, which were granted under our 2014 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2021 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Investor Rights Agreement

We are party to an amended and restated investor rights agreement, which provides Mr. Spiegel and Mr. Murphy with certain registration rights with respect to up to an aggregate of 344,472,641 shares of our Class A common stock (including shares issuable on conversion of Class C common stock, which are initially convertible into Class B common stock). Under this agreement, Mr. Spiegel and Mr. Murphy have the right to request that their shares be covered by a registration statement that we are otherwise filing.

Munger, Tolles & Olson LLP

We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger, although John Spiegel has not personally provided any material legal services to us. For the year ended December 31, 2021, total services provided by Munger were $941,567.

Our general counsel, Michael O’Sullivan, is a former attorney at Munger.

Gibson, Dunn & Crutcher LLP

We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2021, total services provided by Gibson were $839,274.

Entities Affiliated with Tencent

In the ordinary course of business, Tencent Holdings Limited and its affiliates, who hold 5% or more of our Class B common stock at December 31, 2021, purchased $4,591,102 of our advertising products for the year ended December 31, 2021.

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

Mr. Spiegel may use the aircraft leased by us for personal use pursuant to a time-sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2021, the amount that Mr. Spiegel could not reimburse was $73,220.

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

The underlying hangar lease expires in 2023. In anticipation of that expiration, Mr. Spiegel’s entity previously entered into a ground lease for a site on which it is required to build a new hangar. In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel. We plan to construct the hangar prior to the expiration of the current hangar’s lease in 2023. Mr. Spiegel’s entity will remain solely responsible for the ground lease rental payments, certain airport fees, and taxes, and is providing us with the existing plans and permits procured by Mr. Spiegel for construction of the hangar. In exchange for certain costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2021, Mr. Spiegel’s entity had a credit balance of approximately $1.4 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.

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

Employment Relationships

Mr. Hunter’s son, John Hunter, has been employed by us since May 2021. In 2021, John Hunter’s prorated base salary was $76,923, and he received benefits comparable with similar roles at Snap Inc. In addition, he received 2,694 restricted stock units subject to vesting over thirty-six months. John Hunter is not part of Mr. Hunter’s household.

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

Policies and Procedures for Transactions with Related Persons

In July 2016, we entered into a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no 2021 transactions where our policy was not followed.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coffey, Ms. Coles, Ms. Jenkins, Mr. Lafley (in 2021), Mr. Lynton, Mr. Meresman, Mr. Miller, Ms. Thorpe, and Mr. Vargas do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Audit Fees(1)	$ 8,955	$8,327
Audit-Related Fees(2)	99	99
Tax Fees(3)	2,287	1,421
All Other Fees(4)	461	723
Total	$ 11,802	$10,570

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

All of the services of Ernst & Young LLP for 2021 and 2020 described above were in accordance with the audit committee pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See Index to Financial Statements and Supplemental Data on page 65.

2.	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 4, 2021

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities	10-K	001-38017	4.4	February 4, 2021

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8.K	001-38017	4.2	April 28, 2020

4.9	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 30, 2021

4.10	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.9)	8-K	001-38017	4.2	April 30, 2021

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13+	Amended and Restated Offer Letter, by and between Snap Inc. and Evan Spiegel, dated October 27, 2016	S-1	333-215866	10.13	February 2, 2017

10.14+	Amended and Restated Offer Letter, by and between Snap Inc. and Robert Murphy, dated October 27, 2016	S-1	333-215866	10.14	February 2, 2017

10.15+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.16+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated October 7, 2020	10-K	001-38017	10.16	February 4, 2021

10.17+	Offer Letter, by and between Snap Inc. and Jared Grusd, dated October 19, 2018	10-K	001-38017	10.24	February 6, 2019

10.18+	Offer Letter, by and between Snap Inc. and Jeremi Gorman, dated October 21, 2018	10-K	001-38017	10.25	February 6, 2019

10.19+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.20+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.21+	Snap Inc. 2021 Bonus Program	10-K	001-38017	10.1	February 4, 2021

10.22+	Snap Inc. 2022 Bonus Program

10.23	Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Credit Suisse AG, Cayman Islands Branch, dated July 29, 2016	S-1	333-215866	10.21	February 2, 2017

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

10.24	Joinder Agreement, by and among Snap Inc., Silicon Valley Bank, and Morgan Stanley Senior Funding, Inc., dated February 20, 2018	10-K	001-38017	10.29	February 22, 2018

10.25	First Amendment to Revolving Credit Agreement, by and among Snap Inc., Morgan Stanley Senior Funding Inc., Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, and Silicon Valley, dated August 13, 2018	8-K	001-38017	10.1	August 13, 2018

10.26	Second Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated August 6, 2019	8-K	001-38017	10.1	August 9, 2019

10.27	Third Amendment to Revolving Credit Agreement, by and among Snap Inc. the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated April 23, 2020	8-K	001-38017	10.1	April 28, 2020

10.28	Fourth Amendment to Revolving Credit Agreement, by and among Snap Inc., the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent, dated April 27, 2021	8-K	001-38017	10.1	April 30, 2021

10.29	Snap Inc. Non-Employee Director Compensation Policy	10-K	001-38017	10.28	February 22, 2018

10.30+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

10.31+	Employment Agreement and Transition Agreement, by and between Snap Inc. and Jared Grusd, dated February 3, 2021	10-K	001-38017	10.30	February 4, 2021

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
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

SNAP INC.

Date: February 3, 2022	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 3, 2022	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 3, 2022
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 3, 2022
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 3, 2022
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 3, 2022
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	February 3, 2022
Kelly Coffey

/s/ Joanna Coles	Director	February 3, 2022
Joanna Coles

/s/ Elizabeth Jenkins	Director	February 3, 2022
Elizabeth Jenkins

/s/ Michael Lynton	Director	February 3, 2022
Michael Lynton

/s/ Stanley Meresman	Director	February 3, 2022
Stanley Meresman

/s/ Scott D. Miller	Director	February 3, 2022
Scott D. Miller

/s/ Poppy Thorpe	Director	February 3, 2022
Poppy Thorpe

/s/ Fidel Vargas	Director	February 3, 2022
Fidel Vargas