Form 10-Q
period 2022-03-31
Snap Inc
filed 2022-04-22
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,382,050,725 shares outstanding as of April 19, 2022
Class B common stock, $0.00001 par value	22,646,636 shares outstanding as of April 19, 2022
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 19, 2022

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends, including our financial outlook, geo-political conflicts, and the COVID-19 pandemic, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:

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
•

the potential adverse impact of climate change, natural disasters, health epidemics, including the COVID-19 pandemic, and war or other armed conflict, including Russia’s invasion of Ukraine, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts and the COVID-19 pandemic, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(359,624)	$(286,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,100	23,498
Stock-based compensation	275,444	237,073
Amortization of debt issuance costs	1,413	1,044
Losses (gains) on debt and equity securities, net	79,127	(22,518)
Other	1,125	6,836
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	126,027	129,316
Prepaid expenses and other current assets	(27,178)	(12,436)
Operating lease right-of-use assets	16,984	11,198
Other assets	(308)	(898)
Accounts payable	54,980	56,505
Accrued expenses and other current liabilities	(62,828)	5,349
Operating lease liabilities	(17,816)	(13,295)
Other liabilities	2,013	2,096
Net cash provided by operating activities	127,459	136,886
Cash flows from investing activities
Purchases of property and equipment	(21,175)	(10,851)
Purchases of strategic investments	(150)	(1,350)
Cash paid for acquisitions, net of cash acquired	(788)	(108,912)
Purchases of marketable securities	(1,342,381)	(523,219)
Sales of marketable securities	9,777	108,056
Maturities of marketable securities	342,545	816,931
Other	(5,493)	(100)
Net cash (used in) provided by investing activities	(1,017,665)	280,555
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,483,500	—
Purchase of capped calls	(177,000)	—
Proceeds from the exercise of stock options	2,266	4,453
Net cash provided by financing activities	1,308,766	4,453
Change in cash, cash equivalents, and restricted cash	418,560	421,894
Cash, cash equivalents, and restricted cash, beginning of period	1,994,723	546,543
Cash, cash equivalents, and restricted cash, end of period	$2,413,283	$968,437
Supplemental disclosures
Cash paid for income taxes, net	$2,636	$11,008
Cash paid for interest	$3,454	$5,127

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,062,727	$769,584
Costs and expenses:
Cost of revenue	420,897	412,601
Research and development	455,563	348,580
Sales and marketing	241,886	150,286
General and administrative	215,908	161,723
Total costs and expenses	1,334,254	1,073,190
Operating loss	(271,527)	(303,606)
Interest income	3,123	1,137
Interest expense	(5,173)	(5,031)
Other (expense) income, net	(77,537)	22,058
Loss before income taxes	(351,114)	(285,442)
Income tax expense	(8,510)	(1,440)
Net loss	$(359,624)	$(286,882)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.22)	$(0.19)
Diluted	$(0.22)	$(0.19)
Weighted average shares used in computation of net loss per share:
Basic	1,619,113	1,501,636
Diluted	1,619,113	1,501,636

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(359,624)	$(286,882)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(6,692)	116
Foreign currency translation	(2,842)	(9,569)
Total other comprehensive income (loss), net of tax	(9,534)	(9,453)
Total comprehensive loss	$(369,158)	$(296,335)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,412,372	$1,993,809
Marketable securities	2,588,619	1,699,076
Accounts receivable, net of allowance	941,715	1,068,873
Prepaid expenses and other current assets	117,102	92,244
Total current assets	6,059,808	4,854,002
Property and equipment, net	214,441	202,644
Operating lease right-of-use assets	426,027	322,252
Intangible assets, net	292,310	277,654
Goodwill	1,645,284	1,588,452
Other assets	307,067	291,302
Total assets	$8,944,937	$7,536,306
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$180,387	$125,282
Operating lease liabilities	51,684	52,396
Accrued expenses and other current liabilities	610,728	674,108
Total current liabilities	842,799	851,786
Convertible senior notes, net	3,736,843	2,253,087
Operating lease liabilities, noncurrent	426,834	325,509
Other liabilities	375,425	315,756
Total liabilities	5,381,901	3,746,138
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,378,259 shares issued and outstanding at March 31, 2022, and 3,000,000 shares authorized, 1,364,887 shares issued and outstanding at December 31, 2021.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,677 shares issued and outstanding at March 31, 2022, and 700,000 shares authorized, 22,769 shares issued and outstanding at December 31, 2021.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2022, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2021.	2	2
Additional paid-in capital	12,211,123	12,069,097
Accumulated other comprehensive income (loss)	(4,013)	5,521
Accumulated deficit	(8,644,090)	(8,284,466)
Total stockholders’ equity	3,563,036	3,790,168
Total liabilities and stockholders’ equity	$8,944,937	$7,536,306

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,364,887	$14	1,248,010	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	160	—	314	—
Issuance of Class A non-voting common stock in connection with acquisitions	1,118	—	—	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	11,996	—	15,348	1
Conversion of Class B voting common stock to Class A non-voting common stock	98	—	61	—
Balance, end of period	1,378,259	14	1,263,733	13
Class B voting common stock
Balance, beginning of period	22,769	—	23,696	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	6	—	5	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	(98)	—	(61)	—
Balance, end of period	22,677	—	23,640	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—
Balance, end of period	231,627	2	231,627	2
Additional paid-in capital
Balance, beginning of period	—	12,069,097	—	10,200,141
Stock-based compensation expense	—	272,720	—	237,073
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	2,267	—	4,453
Cumulative-effect adjustment from accounting changes	—	—	—	(664,021)
Issuance of Class A non-voting common stock in connection with acquisitions	—	44,039	—	—
Purchase of capped calls	—	(177,000)	—	—
Balance, end of period	—	12,211,123	—	9,777,646
Accumulated deficit
Balance, beginning of period	—	(8,284,466)	—	(7,891,542)
Cumulative-effect adjustment from accounting changes	—	—	—	95,031
Net loss	—	(359,624)	—	(286,882)
Balance, end of period	—	(8,644,090)	—	(8,083,393)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	5,521	—	21,363
Other comprehensive income (loss), net of tax		(9,534)	—	(9,453)
Balance, end of period	—	(4,013)	—	11,910
Total stockholders’ equity	1,632,563	$3,563,036	1,519,000	$1,706,178

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) in February 2022 (the “Annual Report”).

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. Certain reclassifications have been made in the prior periods to conform to the current year's presentation. None of these reclassifications had a material impact on our consolidated financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, forfeiture rate, the fair value of stock-based awards, and the fair value of strategic investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. Effective January 1, 2022, we early adopted ASU 2021-10 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for interim and annual periods beginning after December

15, 2022, with early adoption permitted. Effective January 1, 2022, we early adopted ASU 2021-08 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

We also generate revenue from sales of hardware products. For the periods presented, revenue from the sales of hardware products was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
North America (1) (2)	$749,243	$531,363
Europe (3)	159,076	129,118
Rest of world	154,408	109,103
Total revenue	$1,062,727	$769,584

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $727.4 million and $514.6 million for the three months ended March 31, 2022 and 2021, respectively.
(3)	Europe includes Russia and Turkey.

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

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, and 2028 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(303,132)	$(5,045)	$(51,447)	$(238,107)	$(4,523)	$(44,252)
Net loss attributable to common stockholders	$(303,132)	$(5,045)	$(51,447)	$(238,107)	$(4,523)	$(44,252)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,364,772	22,714	231,627	1,246,333	23,676	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,364,772	22,714	231,627	1,246,333	23,676	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.22)	$(0.22)	$(0.19)	$(0.19)	$(0.19)
Diluted	$(0.22)	$(0.22)	$(0.22)	$(0.19)	$(0.19)	$(0.19)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	As of March 31,
	2022	2021
	(in thousands)
Stock options	4,132	5,305
Unvested RSUs and RSAs	77,793	114,307
Convertible Notes (if-converted)	89,379	101,591

4. Stockholders’ Equity

We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (“2017 Plan”), the 2014 Equity Incentive Plan (“2014 Plan”), and the 2012 Equity Incentive Plan (“2012 Plan”, and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). The 2017 Plan serves as the successor to the 2014 Plan and 2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the three months ended March 31, 2022:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2021	86,180	$26.07
Granted	6,864	$34.87
Vested	(12,816)	$20.05
Forfeited	(2,435)	$25.03
Unvested at March 31, 2022	77,793	$27.87

All RSUs and RSAs vest on the satisfaction of a service based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.9 billion as of March 31, 2022 and is expected to be recognized over a weighted-average period of 2.2 years. The service condition for RSUs and RSAs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2022:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2021	3,676	628	$10.59	4.19	$157,374
Granted	—	—	$—	—	$—
Exercised	(160)	(6)	$13.70	—	$—
Forfeited	(6)	—	$26.42	—	$—
Outstanding at March 31, 2022	3,510	622	$10.46	3.90	$106,477

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2021 and March 31, 2022, respectively.

Total unrecognized compensation cost related to unvested stock options was $1.6 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 1.1 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,446	$2,656
Research and development	182,866	163,793
Sales and marketing	42,071	29,084
General and administrative	48,061	41,540
Total	$275,444	$237,073

5. Business Acquisitions

2022 Acquisitions

In the three months ended March 31, 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $102.5 million, which included $0.5 million in cash, $44.0 million in shares of our Class A common stock, and $58.0 million recorded in other liabilities on the consolidated balance sheet. Of the aggregate purchase consideration, $60.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $83.9 million is deductible for tax purposes.

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

The allocation of purchase price is based on information received related to the assets and liabilities that existed as of the acquisition date. The allocation of the total purchase consideration for this acquisition is as follows:

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$1,588,452
Goodwill acquired	60,791
Foreign currency translation	(3,959)
Balance as of March 31, 2022	$1,645,284

Intangible assets consisted of the following:

	As of March 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.5	$963	$417	$546
Trademarks	4.1	21,384	3,708	17,676
Technology	3.7	369,068	159,580	209,488
Customer relationships	4.9	53,708	8,998	44,710
Patents	6.6	26,689	12,173	14,516
Other	1.8	6,000	626	5,374
		$477,812	$185,502	$292,310

	As of December 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	4.6	$967	$365	$602
Trademarks	4.3	21,384	2,613	18,771
Technology	3.6	343,800	142,588	201,212
Customer relationships	5.1	53,709	6,332	47,377
Patents	4.0	21,195	11,503	9,692
		$441,055	$163,401	$277,654

Amortization of intangible assets was $22.5 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2022	$64,244
2023	81,366
2024	66,841
2025	49,493
2026	18,979
Thereafter	11,387
Total	$292,310

7. Convertible Notes

2028 Notes

In February 2022, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028 (the “2028 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes consisted of a $1.30 billion initial placement and an over-allotment option that provided the initial purchasers of the 2028 Notes with the option to purchase an additional $200.0 million aggregate principal amount of the 2028 Notes, which was fully exercised. The 2028 Notes were issued pursuant to an indenture dated February 11, 2022. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2028 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2028 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on September 1, 2022 at a rate of 0.125% per year. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2028 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.7494 shares of Class A common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2028 Notes.

We may redeem for cash all or any portion of the 2028 Notes, at our option, on or after March 5, 2025 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any.

Holders of the 2028 Notes may convert all or a portion of their 2028 Notes at their option prior to December 1, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:

•

if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2028 Notes on each such trading day;

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2028 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2028 Notes on such trading day;

•

on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2028 Notes so surrendered for conversion in connection with such redemption notice; or

•	on the occurrence of specified corporate events.

On or after December 1, 2027, the 2028 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2028 Notes who convert the 2028 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2028 Notes, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2028 Notes may require us to repurchase all or a portion of the 2028 Notes at a price equal to 100% of the principal amount of 2028 Notes, plus any accrued and unpaid interest, if any.

We accounted for the issuance of the 2028 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

2027 Notes

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027 (the “2027 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2027 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.

The 2027 Notes are unsecured and unsubordinated obligations which do not bear regular interest and for which the principal balance will not accrete. The 2027 Notes will mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 11.2042 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $89.25 per share of our Class A common stock. We may redeem for cash all or portions of the 2027 Notes, at our option, on or after May 5, 2024 based on certain circumstances.

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

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.7 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. There was no inducement expense recorded for the three months ended March 31, 2022 or 2021. The common stock consideration issued under the original terms of the 2025 Notes and the 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $1,132.6 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on the consolidated statements of cash flows.

The Convertible Notes consisted of the following:

	As of March 31, 2022				As of December 31, 2021
	2025 Notes	2026 Notes	2027 Notes	2028 Notes	2025 Notes	2026 Notes	2027 Notes
	(in thousands)
Principal	$284,105	$838,491	$1,150,000	$1,500,000	$284,105	$838,493	$1,150,000
Unamortized debt issuance costs	(2,006)	(5,662)	(10,831)	(17,254)	(2,168)	(5,982)	(11,361)
Net carrying amount	$282,099	$832,829	$1,139,169	$1,482,746	$281,937	$832,511	$1,138,639

As of March 31, 2022, the debt issuance costs on the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes will be amortized over the remaining period of approximately 3.1 years, 4.3 years, 5.1 years, and 5.9 years, respectively.

Interest expense related to the amortization of debt issuance costs was $1.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Contractual interest expense was $2.0 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the if-converted value of the 2025 Notes and the 2026 Notes exceeded the principal amount by $187.5 million and $484.7 million, respectively. As of March 31, 2022, the if-converted value of the 2027 Notes and the 2028 Notes did not exceed the principal amount. The sale price for conversion was satisfied as of March 31, 2022 for the 2025 Notes and the 2026 Notes, and as a result, the 2025 Notes and 2026 Notes will continue to be eligible for optional conversion during the second quarter of 2022. The 2027 Notes and the 2028 Notes were not eligible for conversion as of

March 31, 2022. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

Refer to Note 7 in our consolidated financial statements in the Annual Report for additional details.

Capped Call Transactions

In connection with the pricing of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes, we entered into the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, and the 2028 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $100.0 million, $102.1 million, $86.8 million, and $177.0 million, respectively. The cap price of the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, and the 2028 Capped Call Transactions is initially $32.12, $32.58, $121.02, and $93.90 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2022, the 2025 Capped Call Transactions and 2026 Capped Call Transactions were in-the-money.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.4 billion in commitments as of March 31, 2022, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.

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

Pending Matters

 In November 2021, we and certain of our officers and directors, were named as defendants in a securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit, and continue to defend the lawsuit vigorously. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2022. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2022.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2022 and 2042. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions.

Lease Cost

The components of lease cost were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease expense	$23,626	$14,940
Sublease income	(673)	(402)
Total net lease costs	$22,953	$14,538

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term	7.0	7.3
Weighted-average discount rate	4.9%	5.5%

We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of March 31, 2022 were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$49,962
2023	96,315
2024	105,045
2025	98,684
2026	50,079
Thereafter	173,745
Total lease payments	$573,830
Less: Imputed interest	(95,312)
Present value of lease liabilities	$478,518

As of March 31, 2022, we have additional operating leases for facilities that have not yet commenced with lease obligations of $60.1 million. These operating leases will commence between 2022 and 2024 with lease terms of greater than two years to eleven years.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $23.5 million and $17.0 million for the three months ended March 31, 2022 and 2021, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $122.2 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively.

10. Strategic Investments

We hold strategic investments in privately held companies with a carrying value of $275.9 million and $262.7 million as of March 31, 2022 and December 31, 2021, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

We recognized unrealized gains on investments in privately held companies of $13.3 million and $23.3 million for the three months ended March 31, 2022 and 2021, respectively. Unrealized and realized gains on all strategic investments are included within other income (expense), net on the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on the consolidated balance sheets.

In the fourth quarter of 2021, we reclassified a publicly traded strategic investment to marketable securities. See Note 11 for further information.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three months ended March 31, 2022 and 2021 was not material.

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

The following tables set forth our financial assets as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis during the period:

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$2,211,850	$—	$—	$2,211,850
Level 1 securities:
U.S. government securities	1,751,529	17	(7,324)	1,744,222
U.S. government agency securities	67,497	—	(65)	67,432
Publicly traded equity securities	71,139	29,924	—	101,063
Level 2 securities:
Corporate debt securities	317,508	13	(1,000)	316,521
Commercial paper	473,660	—	(1)	473,659
Certificates of deposit	86,244	—	—	86,244
Total	$4,979,427	$29,954	$(8,390)	$5,000,991

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,966,966	$—	$—	$1,966,966
Level 1 securities:
U.S. government securities	811,092	1	(1,454)	809,639
U.S. government agency securities	77,409	1	(8)	77,402
Publicly traded equity securities	71,139	122,064	—	193,203
Level 2 securities:
Corporate debt securities	143,124	—	(207)	142,917
Commercial paper	422,328	—	(1)	422,327
Certificates of deposit	80,431	—	—	80,431
Total	$3,572,489	$122,066	$(1,670)	$3,692,885

We held an investment in a publicly traded company with a carrying value of $101.1 million and $193.2 million as of March 31, 2022 and December 31, 2021, respectively, recorded as a marketable security. We recorded $92.1 million in unrealized losses related to this investment for the three months ended March 31, 2022 within other income (expense), net on the consolidated statements of operations. This investment was reclassified from strategic investments to marketable securities in the fourth quarter of 2021.

Gross unrealized losses were not material for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk. As of March 31, 2022, $175.3 million of our total $2.6 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $508.6 million, $1.5 billion, $986.1  million, and $1.5 billion, respectively. As of December 31, 2021, the fair value of the 2025 Notes, the 2026 Notes, and the 2027 Notes was $650.1 million, $1.9 billion, and $1.1 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $8.5 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2021	$(1,822)	$7,343	$5,521
OCI before reclassifications	(6,692)	(2,842)	(9,534)
Amounts reclassified from AOCI (1)	—	—	—
Net current period OCI	(6,692)	(2,842)	(9,534)
Balance at March 31, 2022	$(8,514)	$4,501	$(4,013)

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

14. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Property and equipment, net:
United States	$185,378	$174,826
Rest of world (1)	29,063	27,818
Total property and equipment, net	$214,441	$202,644

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

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

Overview of First Quarter 2022 Results

Our key user metrics and financial results for the first quarter of 2022 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 18% year-over-year to 332 million in Q1 2022.
•	Average revenue per user, or ARPU, increased 17% year-over-year to $3.20 in Q1 2022.

Financial Results

•	Revenue increased 38% year-over-year to $1,062.7 million in Q1 2022.
•	Total costs and expenses, excluding stock-based compensation and other payroll related tax expense, increased 30% to $1,036.4 million in Q1 2022.
•	Net loss was $359.6 million, compared to $286.9 million in Q1 2021.
•	Diluted net loss per share was $(0.22) in Q1 2022, compared to $(0.19) in Q1 2021.
•	Adjusted EBITDA was $64.5 million, compared to $(1.7) million in Q1 2021.
•	Cash provided by operating activities was $127.5 million in Q1 2022, compared to cash provided by operating activities of $136.9 million in Q1 2021.
•	Free Cash Flow was $106.3 million in Q1 2022, compared to $126.0 million in Q1 2021.
•	Cash, cash equivalents, and marketable securities were $5.0 billion as of March 31, 2022.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 332 million DAUs on average in the first quarter of 2022, an increase of 52 million, or 18%, from the first quarter of 2021.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $1,062.7 million for the three months ended March 31, 2022, compared to revenue of $769.6 million for the same period in 2021, an increase of 38% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $3.20 in the first quarter of 2022, up from $2.74 in the first quarter of 2021. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$1,062,727	$769,584
Operating loss	(271,527)	(303,606)
Net loss	(359,624)	(286,882)
Adjusted EBITDA(1)	64,468	(1,709)

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from sales of hardware products. This revenue is reported net of allowances for returns.

Cost of Revenue

Cost of revenue consists of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes payments for content, developer, and advertiser partner costs. In addition, cost of revenue includes third-party selling costs and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.

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

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and gains and losses on strategic investments.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,062,727	$769,584
Costs and expenses(1) (2):
Cost of revenue	420,897	412,601
Research and development	455,563	348,580
Sales and marketing	241,886	150,286
General and administrative	215,908	161,723
Total costs and expenses	1,334,254	1,073,190
Operating loss	(271,527)	(303,606)
Interest income	3,123	1,137
Interest expense	(5,173)	(5,031)
Other (expense) income, net	(77,537)	22,058
Loss before income taxes	(351,114)	(285,442)
Income tax expense	(8,510)	(1,440)
Net loss	$(359,624)	$(286,882)
Adjusted EBITDA(3)	$64,468	$(1,709)

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,446	$2,656
Research and development	182,866	163,793
Sales and marketing	42,071	29,084
General and administrative	48,061	41,540
Total	$275,444	$237,073

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,512	$5,276
Research and development	22,123	11,036
Sales and marketing	7,392	3,186
General and administrative	3,073	4,000
Total	$38,100	$23,498

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	40	54
Research and development	43	45
Sales and marketing	23	20
General and administrative	20	21
Total costs and expenses	126	139
Operating loss	(26)	(39)
Interest income	—	—
Interest expense	—	(1)
Other (expense) income, net	(7)	3
Loss before income taxes	(33)	(37)
Income tax expense	(1)	—
Net loss	(34)%	(37)%

Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$1,062,727	$769,584
Revenue as a dollar change		$293,143
Revenue as a percentage change		38%

Revenue for the three months ended March 31, 2022 increased $293.1 million compared to the same period in 2021. Revenue increased due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cost of Revenue	$420,897	$412,601
Cost of Revenue as a dollar change		$8,296
Cost of Revenue as a percentage change		2%

Cost of revenue for the three months ended March 31, 2022 increased $8.3 million compared to the same period in 2021. The increase was primarily driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share, partially offset by lower Spotlight-related expenses. The increase was also a result of increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies and content review costs across the platform.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Research and Development Expenses	$455,563	$348,580
Research and Development Expenses as a dollar change		$106,983
Research and Development Expenses as a percentage change		31%

Research and development expenses for the three months ended March 31, 2022 increased $107.0 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses due to growth in research and development headcount, including increased cash- and stock-based compensation expenses.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Sales and Marketing Expenses	$241,886	$150,286
Sales and Marketing Expenses as a dollar change		$91,600
Sales and Marketing Expenses as a percentage change		61%

Sales and marketing expenses for the three months ended March 31, 2022 increased $91.6 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses due to growth in sales and marketing headcount, including increased cash- and stock-based compensation expense, as well as increased marketing investments.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
General and Administrative Expenses	$215,908	$161,723
General and Administrative Expenses as a dollar change		$54,185
General and Administrative Expenses as a percentage change		34%

General and administrative expenses for the three months ended March 31, 2022 increased $54.2 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses due to growth in headcount, including increased cash- and stock-based compensation expense, as well as an increase in other administrative expenses.

Interest Income

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Interest Income	$3,123	$1,137
Interest Income as a dollar change		$1,986
Interest Income as a percentage change		175%

Interest income for the three months ended March 31, 2022 increased $2.0 million compared to the same period in 2021. The increase was primarily a result of higher interest rates on U.S. government-backed securities and a higher overall invested cash balance.

Interest Expense

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Interest Expense	$(5,173)	$(5,031)
Interest Expense as a dollar change		$(142)
Interest Expense as a percentage change		3%

Interest expense for the three months ended March 31, 2022 increased $0.1 million compared to the same period in 2021, primarily due to the increase in amortization of debt issuance costs, partially offset by lower contractual interest expense.

Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Other (Expense) Income, Net	$(77,537)	$22,058
Other (Expense) Income, Net as a dollar change		$(99,595)
Other (Expense) Income, Net as a percentage change		(452)%

Other expense, net for the three months ended March 31, 2022 was $77.5 million compared to other income, net of $22.1 million in the same period in 2021. Other expense, net for the three months ended March 31, 2022 was primarily a result of a $92.1 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $13.3 million unrealized gain on strategic investments. Other income, net for the three months ended March 31, 2021 was primarily a result of a $23.3 million unrealized gain on strategic investments.

Income Tax Expense

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Income Tax Expense	$(8,510)	$(1,440)
Income Tax Expense as a dollar change		$(7,070)
Income Tax Expense as a percentage change		491%
Effective Tax Rate	(2.4)%	(0.5)%

Income tax expense for the three months ended March 31, 2022 and 2021, was $8.5 million and $1.4 million, respectively.

Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net Loss	$(359,624)	$(286,882)
Net Loss as a dollar change		$(72,742)
Net Loss as a percentage change		(25)%

Adjusted EBITDA	$64,468	$(1,709)
Adjusted EBITDA as a dollar change		$66,177
Adjusted EBITDA as a percentage change		3872%

Net loss for the three months ended March 31, 2022 was $359.6 million compared to $286.9 million for the same period in 2021. Adjusted EBITDA for the three months ended March 31, 2022 was $64.5 million compared to $(1.7) million for the same period in 2021. The increase in Adjusted EBITDA was attributable to higher revenue, partially offset by increased research and development and sales and marketing expenses between the periods.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$127,459	$136,886
Less:
Purchases of property and equipment	(21,175)	(10,851)
Free Cash Flow	$106,284	$126,035

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(359,624)	$(286,882)
Add (deduct):
Interest income	(3,123)	(1,137)
Interest expense	5,173	5,031
Other expense (income), net	77,537	(22,058)
Income tax expense	8,510	1,440
Depreciation and amortization	38,100	23,498
Stock-based compensation expense	275,444	237,073
Payroll and other tax expense related to stock-based compensation	22,451	41,326
Adjusted EBITDA	$64,468	$(1,709)

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $5.0 billion as of March 31, 2022, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In 2021, we entered into the Exchange Agreements with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock.

In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2028 Notes were not convertible as of March 31, 2022.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2027 Notes were not convertible as of March 31, 2022.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of March 31, 2022 and as a result, the 2025 Notes will continue to be eligible for optional conversion during the second quarter of 2022.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was satisfied as of March 31, 2022 and as a result, the 2026 Notes will continue to be eligible for optional conversion during the second quarter of 2022.

In July 2016, we entered into a senior unsecured revolving credit facility, or the Credit Facility, with certain lenders, some of which are affiliated with certain members of the underwriting syndicate for our Convertible Notes offerings, to fund working capital and general corporate-purpose expenditures. Since July 2016, we have amended the Credit Facility multiple times. As of March 31, 2022, the Credit Facility has a maximum borrowing amount of $1.05 billion, bears interest at LIBO plus 0.75%, as well as an annual commitment fee of 0.10% on the daily undrawn balance of the facility and terminates in August 2023. As of March 31, 2022, no amounts were outstanding under the Credit Facility. As of March 31, 2022, we had $25.5 million in the form of outstanding standby letters of credit.

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

As of March 31, 2022, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$127,459	$136,886
Net cash provided by (used in) investing activities	(1,017,665)	280,555
Net cash provided by financing activities	1,308,766	4,453
Change in cash, cash equivalents, and restricted cash	$418,560	$421,894
Free Cash Flow (1)	$106,284	$126,035

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Three Months Ended March 31, 2022 and 2021

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $127.5 million in the three months ended March 31, 2022, as compared to net cash provided by operations of $136.9 million in the three months ended March 31, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $275.4 million, depreciation and amortization expense of $38.1 million and losses on debt and equity securities, net of $79.1 million. Net cash provided by operating activities for the three months ended March 31, 2022 was also impacted by a decrease of $62.8 million in accrued expenses and other current liabilities primarily due to the timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.0 billion for the three months ended March 31, 2022, compared to net cash provided by investing activities of $280.6 million for the same period in 2021. Our investing activities in the three months ended March 31, 2022 consisted mainly of the purchase of marketable securities of $1.3 billion, partially offset by maturities of marketable securities of $342.5 million. Net cash provided by investing activities for the three months ended March 31, 2021 consisted of cash provided by the sales and maturities of marketable securities of $925.0 million, partially offset by the purchase of marketable securities of $523.2 million and cash paid for acquisitions of $108.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 billion and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. Our financing activities for the three months ended March 31, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million. Net cash provided by financing activities in the three months ended March 31, 2021, includes proceeds from the exercise of stock options.

Free Cash Flow

Free Cash Flow was $106.3 million for the three months ended March 31, 2022, compared to $126.0 million for the three months ended March 31, 2021. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $21.2 million for the three months ended March 31, 2022 compared to $10.9 million for the three months ended March 31, 2021. See “Non-GAAP Financial Measures.”

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

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.4 billion in commitments, as of March 31, 2022, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets, loss contingencies, and income taxes.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.4 billion and $2.0 billion at March 31, 2022 and December 31, 2021, respectively. We had marketable securities totaling $2.6 billion and $1.7 billion at March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of March 31, 2022. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of March 31, 2022. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $0.3 billion remains outstanding as of March 31, 2022. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $0.8 billion remains outstanding as of March 31, 2022. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the United States District Court Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Defendants seek monetary damages and other relief. We believe we have meritorious defenses to this lawsuit, and continue to defend the lawsuit vigorously.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

1.Our Strategy and Advertising Business

We operate in a highly competitive and rapidly changing environment so we must continually innovate our products and evolve our business model for us to succeed.

We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we recently achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding convertible senior notes or other indebtedness when due, and further delay or hinder our ability to attain and sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

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

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, geo-political events (including the conflict in Ukraine), and economic and macro-economic factors like labor shortages, supply chain disruptions, and inflation impacting the markets and communities in which we and our partners, advertisers, and users operate.

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

3.Our Partners

We primarily rely on Google, Apple, and Amazon to operate our service and provide the mobile operating systems for our applications. If these partners do not provide their services as we expect, terminate their services, or change or interpret the terms of our agreements or the functionality of their operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, and these may harm our reputation, increase our costs, or make it harder for us to attain or sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.

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

5.Our Team and Capital Structure

We need to attract and retain a high caliber team to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with many of our competitors, for key talent. A substantial portion of our employment costs is paid in our common stock, the price of which has been volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

Our two co-founders, who serve as our Chief Executive Officer and Chief Technology Officer, control over 99% of the voting power of our outstanding capital stock, which means they control substantially all outcomes submitted to stockholders. Class A common stockholders have no voting rights, unless required by Delaware law. This concentrated control may result in our co-founders voting their shares in their best interest, which might not always be in the interest of our stockholders generally.

Risk Factors

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. We have seen the growth rate of our user base decline in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 332 million DAUs on average in the quarter ended March 31, 2022. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities in order for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such operating systems and application stores, primarily Google and Apple, each have approval authority over our products and provide consumers with products that compete with ours, and there is no guarantee that any approval will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes to these systems or hardware that degrade our products’ functionality, or give preferential treatment to competitive products, or actions by government authorities that impact our access to these systems or hardware, could seriously harm Snapchat usage. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our products with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes time to optimize such products and features to function with the variety of existing operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

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

We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use Snapchat, if our users choose not to access or use Snapchat, or if our users choose to use products that do not offer access to Snapchat, our business and user retention, growth, and engagement could be seriously harmed.

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

In addition, Google or Amazon may take actions beyond our control that could seriously harm our business, including:

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

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our products as experimental and unproven, or prefer certain of our products over others. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, including globally, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. Any economic or political instability, whether as a result of the COVID-19 pandemic, the conflict in Ukraine, or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

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

Furthermore, in April 2021 Apple issued an iOS update that imposes heightened restrictions on our access and use of user data. Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Safari and Chrome, may make similar changes as well. These changes have adversely affected our targeting, measurement, and optimization capabilities, and in turn affected our ability to measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. While we implement alternative solutions, we are subject to rules and standards set by the owners of such operating systems which may be unclear, change or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate these and future developments, and alternative methods do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

●	diminished or stagnant growth, or a decline, in the total and regional number of DAUs on Snapchat;
●	our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
●

a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;

●	our inability to create new products that sustain or increase the value of our advertisements;
●	changes in our user demographics that make us less attractive to advertisers;
●	lack of ad creative availability by our advertising partners;
●	a decline in our available content, including if our partners who provide content do not renew agreements, devote the resources to create engaging content, or provide content exclusively to us;
●	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by us, our community, or partners;
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

●	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation;
●	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
●	advertiser or user perception that content published by us, our users, or our partners is objectionable;
●	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
●	changes in the way advertising is priced or its effectiveness is measured;
●	our inability, or perceived inability, to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
●	our inability to collect and disclose data or access a user’s identifier for advertising or similar deterministic identifier that new and existing advertisers may find useful;
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;

●	volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
●

the political, economic, and macro-economic climate and the status of the advertising industry in general, including impacts related to labor shortages, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine.

These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.

Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of March 31, 2022, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

The global COVID-19 pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. As some of our advertisers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19 and the emergence of variants, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending. Furthermore, a portion of our advertising revenue is related to in-person events or activities, such as sporting events, music festivals, and in-person learning, which were postponed, cancelled, or limited during the COVID-19 pandemic. While many in-person events and activities have returned, they have not done so at pre-pandemic levels and may continue to be adversely affected. In addition, the unpredictability of the COVID-19 pandemic may make it difficult to forecast our advertising revenue, and although we may benefit in the shorter term from changes in the current advertising landscape, any increases may not be indicative of longer-term trends. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.

In response to the COVID-19 pandemic we implemented and continue a flexible work-from-home policy for substantially all of our team members, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we believe are in our best interests. While most of our operations have been effectively performed remotely, there is no guarantee that will continue, because our team is dispersed, many team members may have additional personal needs to attend to, and team members may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential advertisers, longer time periods to review and approve ads, longer time to respond to application performance issues or spam, extended timelines for product reviews and a corresponding reduction in innovation, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19 or the emergence of variants, which may impact our user engagement and rate of innovation, either of which could seriously harm our business.

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

The effects of the COVID-19 pandemic on user engagement or growth are uncertain, and may lead to unpredictable results in the short term and long term, including shorter-term increases in user engagement or growth that may not be indicative of longer-term trends. If physical distancing requirements and shelter-in-place orders continue or are reactivated, and if fewer in-person activities take place, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of any physical distancing requirements and shelter-in-place orders. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and disruption of global financial markets, which could negatively affect our liquidity in the future.

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the rate of vaccine adoption, the roll-out globally, or the efficacy of such vaccines, including against variants that emerge, and we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or if or when the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

Exposure to geo-political conflicts and events, including Russia’s invasion of Ukraine, could put our employees and partners at substantial risk, interrupt our operations, increase costs, create additional regulatory burdens, and have significant negative macro-economic effects, any of which could seriously harm our business.

Significant geo-political conflicts and events, such as Russia’s invasion of Ukraine, have had, and will likely continue to have, a substantial effect on our business and operations. We have team members and their families in Ukraine who face substantial personal risk, unprecedented disruption of their lives, and uncertainty as to the future. We have been providing emergency assistance and support to these team members and their families, including helping team members to safely relocate when possible. We expect to continue this support in the future. In addition, we have offices, hardware, and other assets in Ukraine that may be at risk of destruction or theft. We have incurred, and will likely continue to incur, costs to support our team members and reorganize our operations to address these ongoing challenges. In addition, our management has spent significant time and attention on these and related events. The ongoing disruptions to our team members, our management, and our operations could seriously harm our business.

We believe Snapchat remains an important communication tool for family and friends in the region. However, in March 2022, we stopped all advertising running in Russia, Belarus, and Ukraine and halted advertising sales to all Russian and Belarusian entities. Many countries have placed sanctions and other restrictions on doing business with Russian or Belarusian businesses and certain individuals. In response, Russia and Belarus have enacted restrictions and sanctions of their own. These new laws, regulations and sanctions are rapidly evolving and may conflict with each other, leading to uncertainty and possible mistakes in compliance. Should we violate such existing or similar future sanctions or regulations, we may be subject to substantial monetary fines and other penalties that could seriously harm our business. In addition, we may be restricted from offering our products or services in these countries, and any reduction in availability or use could negatively impact our DAU, revenue, or operations.

We have seen an increase in cyberattacks, which we believe are related to the conflict. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions of support for Ukraine and our Ukrainian team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with the ongoing conflict.

The situation in Ukraine continues to evolve rapidly and we will monitor the situation closely. It is unclear how long the conflict will last and what the long-term outcome and impact will be. On a macro-economic level, the conflict in Ukraine has further disrupted trade, intensified problems in the global supply chain, and contributed to inflationary pressures. All of these factors may negatively impact the demand for advertising as companies face limited product availability, restricted sales opportunities, and condensed margins. In addition, advertisers may choose to pause advertising their products while the conflict dominates the news cycles and social media content. Any pause or reduction in advertising spending in connection with the conflict in Ukraine could negatively impact our revenue and harm our business.

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

In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2019 we launched Snap Games, a live, multi-player gaming experience, and in November 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat. Such new lines of business, new products, and other initiatives may be costly, difficult to operate, increase product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, communication, content, games, and augmented reality. Our competitors range from smaller or newer companies to larger more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business.

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

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $8.6 billion and for the three months ended March 31, 2022, we experienced a net loss of $359.6 million.  We expect our operating expenses to increase in the future as we expand our operations.  We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate team members. Stock price declines may also cause us to offer additional equity awards to our existing team members to aid in retention. Conversely, many of our current team members received substantial amounts of our capital stock, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these team members, and this wealth could affect their decision about whether they continue to work for us. Furthermore, if we issue significant equity to attract and retain team members, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business could be seriously harmed.

We have a continually evolving business model, which makes it difficult to evaluate our prospects and future financial results and increases the risk that we will not be successful.

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a continually evolving business model, based on reinventing the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. For example, investors may believe our timing, path, and adoption to increased monetization will be faster or more effective than our current plans or that may actually take place. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.

If our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.

Our efforts to protect the information that our users and advertisers have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees, users, or advertisers to disclose information to gain access to our data or our users’ or advertisers’ data. In a hybrid or remote working environment, we and our employees may be more susceptible to such attacks. If any of these events occur, our or our users’ or advertisers’ information could be accessed or disclosed improperly. We have previously suffered the loss of employee information related to an employee error. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our users’ data.

Any incidents where our users’ or advertisers’ information is accessed without authorization, or is improperly used, or incidents that violate our Terms of Service or policies, could damage our reputation and our brand and diminish our competitive position. Governments and regulatory agencies may enact new disclosure requirements when a cybersecurity event occurs, bringing greater attention to such events and causing reputational damage. In addition, affected users or government authorities could initiate legal or regulatory action against us over those incidents, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

Cyberattacks and ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. Any such attack, or the perception that one has occurred, could result in a loss of our users’ or advertisers’ confidence in the security of our platform and damage to our brand, reduce the demand for our products and services, disrupt business operations, result in the exfiltration of proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations, and seriously harm our business.

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

We regularly review metrics, including our DAUs and ARPU metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodology has not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

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

Similarly, terrorists, criminals, and other bad actors may use our products to promote their goals and encourage users to engage in terror and other illegal activities discussed in our Transparency Report. We expect that as more people use our products, these bad actors will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these bad actors will continue to seek ways to act inappropriately and illegally on Snapchat. Combating these bad actors requires our teams to divert significant time and focus from improving our products. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these bad actors, which may become public knowledge and seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities increase on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

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
●

seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as the COVID-19 pandemic, inflationary pressures, or the conflict in Ukraine;

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
●

changes in the legislative or regulatory environment, including with respect to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, enforcement by government regulators, including fines, orders, sanctions, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
●	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
●	changes in our effective tax rate;
●	announcements by competitors of significant new products, licenses, or acquisitions;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
●	our ability to meet minimum spending commitments in agreements with our infrastructure providers;

●	changes in accounting standards, policies, guidance, interpretations, or principles;
●	the effect of war or other armed conflict on our workforce, operations, or the global economy; and
●

changes in domestic and global business or macro-economic conditions, including as a result of the current COVID-19 pandemic or the conflict in Ukraine, and resulting labor shortages, supply chain disruptions, and inflation.

If we are unable to continue to successfully grow our user base and further monetize our products, our business will suffer.

We have made, and are continuing to make, investments to enable users, partners, and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products nor do we focus our efforts on users with higher ARPU, and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. We focus on growing engagement across our service, and from time to time our efforts may reduce user activity with certain monetizable products in favor of other products we do not currently monetize. If we are not successful in our efforts to grow or effectively and timely monetize our user base, or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying in the application advertisements that we sell and advertisements sold by our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

●	we fail to increase or maintain DAUs;
●	our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
●	we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Camera, Communication, Snap Map, Stories, and Spotlight platforms;
●	partners do not create sufficient engaging content for users or renew their agreements with us;
●	we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
●	advertisers do not continue to introduce engaging advertisements;
●	advertisers reduce their advertising on Snapchat;
●	we fail to maintain good relationships with advertisers or attract new advertisers, or demonstrate to advertisers the effectiveness of advertising on Snapchat; or
●	the content on Snapchat does not maintain or gain popularity.

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

Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, geo-political conflicts, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. Wars or other armed conflicts, including Russia’s invasion of Ukraine, could damage or diminish our access to our technology infrastructure or regional networks, disrupting our services which could seriously harm our business and financial performance.

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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. Foreign governments may censor Snapchat in their countries, restrict access to

Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political disputes, including Russia’s invasion of Ukraine, may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to foreign government actions or initiatives, or any withdrawal by us from certain countries because of such actions or initiatives, or any increased competition due to actions and initiatives of foreign governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

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

We and our founders also receive a high degree of media coverage globally. In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy practices, product changes, product quality, illicit use of our product, litigation, employee matters, or regulatory activity, or regarding the actions of our founders, our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or declining user base or growth rates, any of which could seriously harm our business.

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

Additionally, as we increase the number of our team members internationally, we are exposed to political, social, and economic instability in additional countries and regions. For example, we have team members in Ukraine, and the current conflict and instability in the region has disrupted our operations and negatively impacted our team members and our business.

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

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act, or BIPA, with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. We compelled arbitration, which the court granted, dismissing the case and ordering the parties to arbitrate the matter; that ruling compelling arbitration was recently upheld on appeal. Some plaintiffs’ attorneys have also indicated a desire to initiate arbitrations against us, arguing that we violated BIPA, in some cases on behalf of large numbers of Illinois users. We believe we have meritorious defenses to these lawsuits and arbitrations, but an unfavorable outcome in these lawsuits or arbitrations could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business.

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

●	political, social, and economic instability, including war and other armed conflicts;
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
●

export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, or other similar foreign regulatory bodies.

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

As part of our business strategy, we have made and intend to make acquisitions to add specialized team members and complementary companies, products, and technologies, as well as investments in public and private companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities and litigation exposure that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2022, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

The FDA and other state and foreign regulatory agencies regulate Spectacles. We may develop future products that are regulated as medical devices by the FDA or regulated by other governmental agencies. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry. Unless there is an exemption, we must obtain regulatory approval from the FDA and corresponding agencies, or other applicable governmental authorities, before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device or other regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring reporting to governmental authorities, if we fail to comply with applicable federal, state, or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, product recalls, or failure to obtain regulatory clearances or approvals.

We have faced inventory risk with respect to our physical products.

We have been and may in the future be exposed to inventory risks related to our physical products as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Failure to manage our inventory, supplier commitments, or customer expectations could seriously harm our business.

We have a remote or hybrid work environment, and intend to continue such an environment into the future, which may increase our costs and negatively impact our operations.

During the COVID-19 pandemic most of our employees have been working in a remote or hybrid environment, and we intend to continue offering flexible work arrangements in the future, even after the COVID-19 pandemic subsides. While we have been largely successful in conducting most of our operations remotely, there is no guarantee that we will continue to be as effective under a remote or hybrid work structure into the future.  In addition, we may incur significant costs to accommodate a hybrid environment, as we may need to expend resources to keep both an office environment and remote work environment available to our employees. A remote or hybrid environment may also make our systems and technology more susceptible to cyberattacks, viruses, and other intrusions as we will have a more distributed employee technology and network structure.  Any such issues caused or amplified by a remote or hybrid work environment could increase our costs and negatively impact our operations.

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

Our income tax obligations are based on our corporate operating structure and third-party and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or transfer pricing, which could increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business. Taxing authorities may also determine that the manner in which we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes we pay and seriously harm our business. In addition, our future income taxes could fluctuate because of earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could seriously harm our business. In addition, determining our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements for such periods and may seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2022, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $83.34 through March 31, 2022. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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
●

price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, the COVID-19 pandemic, inflationary pressures, war, such as Russia’s invasion of Ukraine, armed conflict, incidents of terrorism, or responses to these events;

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

The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2025 Notes, 2026 Notes, 2027 Notes, or 2028 Notes by holders are met before the close of business on the business day immediately preceding February 1, 2025, May 1, 2026, February 1, 2027, or December 1, 2027, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2022, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.7 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of March 31, 2022, 74.4 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 372.9 million shares (including options exercisable and RSAs subject to forfeiture as of March 31, 2022) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our

Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we agreed to issue a total of 1,118,030 shares of our Class A common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D or Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated February 11, 2022, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	February 11, 2022

4.2	Form of Global Note, representing Snap Inc.’s 0.125% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.2	February 11, 2022

10.1	Snap Inc. 2022 Bonus Program	10-K	001-38017	10.22	February 4, 2022

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Capped Calls	8-K	001-38017	99.1	February 11, 2022

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: April 21, 2022	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 21, 2022	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)