Form 10-Q
period 2022-06-30
Snap Inc
filed 2022-07-22
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,394,700,849 shares outstanding as of July 19, 2022
Class B common stock, $0.00001 par value	22,638,471 shares outstanding as of July 19, 2022
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of July 19, 2022

Snap Inc., “Snapchat,” and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10-Q are the property of Snap Inc. or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, our stock repurchase program, future stock dividends, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.

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
•

the potential adverse impact of climate change, natural disasters, health epidemics, including the COVID-19 pandemic, macroeconomic conditions, and war or other armed conflict, including Russia’s invasion of Ukraine, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts, the COVID-19 pandemic, and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities
Net loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,291	28,270	117,391	51,768
Stock-based compensation	318,810	256,600	594,254	493,673
Amortization of debt issuance costs	1,780	1,148	3,193	2,192
Losses (gains) on debt and equity securities, net	12,210	(79,940)	91,337	(102,451)
Other	3,079	34,856	4,204	41,685
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(81,001)	(174,452)	45,026	(45,136)
Prepaid expenses and other current assets	(11,980)	1,065	(39,158)	(11,371)
Operating lease right-of-use assets	18,299	12,549	35,283	23,747
Other assets	(7,230)	(338)	(7,538)	(1,236)
Accounts payable	(3,919)	(50,159)	51,061	6,346
Accrued expenses and other current liabilities	(14,392)	27,690	(77,220)	33,039
Operating lease liabilities	(16,499)	(8,059)	(34,315)	(21,354)
Other liabilities	(462)	1,348	1,551	3,444
Net cash provided by (used in) operating activities	(124,081)	(101,086)	3,378	35,800
Cash flows from investing activities
Purchases of property and equipment	(23,370)	(14,623)	(44,545)	(25,474)
Purchases of strategic investments	(6,200)	(31,425)	(6,350)	(32,775)
Sales of strategic investments	63,276	36,250	63,276	36,435
Cash paid for acquisitions, net of cash acquired	(11,220)	(30,304)	(12,008)	(139,216)
Purchases of marketable securities	(568,055)	(764,371)	(1,910,436)	(1,287,590)
Sales of marketable securities	2,982	239,500	12,759	347,556
Maturities of marketable securities	554,026	696,892	896,571	1,513,823
Other	—	(50)	(5,493)	(335)
Net cash provided by (used in) investing activities	11,439	131,869	(1,006,226)	412,424
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,137,227	1,483,500	1,137,227
Purchase of capped calls	—	(86,825)	(177,000)	(86,825)
Proceeds from the exercise of stock options	1,388	3,257	3,654	7,710
Payments of debt issuance costs	(3,006)	—	(3,006)	—
Net cash provided by (used in) financing activities	(1,618)	1,053,659	1,307,148	1,058,112
Change in cash, cash equivalents, and restricted cash	(114,260)	1,084,442	304,300	1,506,336
Cash, cash equivalents, and restricted cash, beginning of period	2,413,283	968,437	1,994,723	546,543
Cash, cash equivalents, and restricted cash, end of period	$2,299,023	$2,052,879	$2,299,023	$2,052,879
Supplemental disclosures
Cash paid for income taxes, net	$4,848	$3,280	$7,484	$14,288
Cash paid for interest	$551	$1,614	$4,005	$6,741

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,110,909	$982,108	$2,173,636	$1,751,692
Costs and expenses:
Cost of revenue	446,377	445,021	867,274	857,622
Research and development	505,037	370,671	960,600	719,251
Sales and marketing	311,374	179,724	553,260	330,010
General and administrative	249,061	179,204	464,969	340,927
Total costs and expenses	1,511,849	1,174,620	2,846,103	2,247,810
Operating loss	(400,940)	(192,512)	(672,467)	(496,118)
Interest income	8,331	1,251	11,454	2,388
Interest expense	(5,549)	(4,564)	(10,722)	(9,595)
Other income (expense), net	(16,910)	42,282	(94,447)	64,340
Loss before income taxes	(415,068)	(153,543)	(766,182)	(438,985)
Income tax benefit (expense)	(6,999)	1,879	(15,509)	439
Net loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.26)	$(0.10)	$(0.48)	$(0.29)
Diluted	$(0.26)	$(0.10)	$(0.48)	$(0.29)
Weighted average shares used in computation of net loss per share:
Basic	1,632,140	1,547,234	1,625,663	1,524,560
Diluted	1,632,140	1,547,234	1,625,663	1,524,560

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(5,332)	(258)	(12,024)	(142)
Foreign currency translation	(10,498)	2,195	(13,340)	(7,374)
Total other comprehensive income (loss), net of tax	(15,830)	1,937	(25,364)	(7,516)
Total comprehensive loss	$(437,897)	$(149,727)	$(807,055)	$(446,062)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,298,122	$1,993,809
Marketable securities	2,574,354	1,699,076
Accounts receivable, net of allowance	1,015,607	1,068,873
Prepaid expenses and other current assets	127,151	92,244
Total current assets	6,015,234	4,854,002
Property and equipment, net	232,476	202,644
Operating lease right-of-use assets	416,169	322,252
Intangible assets, net	234,261	277,654
Goodwill	1,634,085	1,588,452
Other assets	258,566	291,302
Total assets	$8,790,791	$7,536,306
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$184,146	$125,282
Operating lease liabilities	48,978	52,396
Accrued expenses and other current liabilities	830,843	674,108
Total current liabilities	1,063,967	851,786
Convertible senior notes, net	3,739,092	2,253,087
Operating lease liabilities, noncurrent	416,501	325,509
Other liabilities	127,472	315,756
Total liabilities	5,347,032	3,746,138
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,390,709 shares issued and outstanding at June 30, 2022, and 3,000,000 shares authorized, 1,364,887 shares issued and outstanding at December 31, 2021.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,638 shares issued and outstanding at June 30, 2022, and 700,000 shares authorized, 22,769 shares issued and outstanding at December 31, 2021.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2022, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2021.	2	2
Additional paid-in capital	12,529,743	12,069,097
Accumulated other comprehensive income (loss)	(19,843)	5,521
Accumulated deficit	(9,066,157)	(8,284,466)
Total stockholders’ equity	3,443,759	3,790,168
Total liabilities and stockholders’ equity	$8,790,791	$7,536,306

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,378,259	$14	1,263,733	$13	1,364,887	$14	1,248,010	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	100	—	235	—	260	—	548	—
Issuance of Class A non-voting common stock in connection with acquisitions	159	—	5,733	—	1,277	—	5,733	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	12,148	—	13,375	—	24,144	—	28,724	1
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	38,398	—	—	—	38,398	—
Conversion of Class B voting common stock to Class A non-voting common stock	43	—	3	—	141	—	64	—
Balance, end of period	1,390,709	14	1,321,477	13	1,390,709	14	1,321,477	13
Class B voting common stock
Balance, beginning of period	22,677	—	23,640	—	22,769	—	23,696	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	4	—	3	—	10	—	8	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—	—	—	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	(43)	—	(3)	—	(141)	—	(64)	—
Balance, end of period	22,638	—	23,640	—	22,638	—	23,640	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	—	—	—	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—	—	—	—	—
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Additional paid-in capital
Balance, beginning of period	—	12,211,123	—	9,777,646	—	12,069,097	—	10,200,141
Stock-based compensation expense	—	317,224	—	255,931	—	589,944	—	493,004
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	1,396	—	3,257	—	3,663	—	7,710
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	—	—	(664,021)
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	308,636	—	44,039	—	308,636
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	—	870,551	—	—	—	870,551
Purchase of capped calls	—	—	—	(86,825)	—	(177,000)	—	(86,825)
Balance, end of period	—	12,529,743	—	11,129,196	—	12,529,743	—	11,129,196
Accumulated deficit
Balance, beginning of period	—	(8,644,090)	—	(8,083,393)	—	(8,284,466)	—	(7,891,542)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	—	—	95,031
Net loss	—	(422,067)	—	(151,664)	—	(781,691)	—	(438,546)
Balance, end of period	—	(9,066,157)	—	(8,235,057)	—	(9,066,157)	—	(8,235,057)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(4,013)	—	11,910	—	5,521	—	21,363
Other comprehensive income (loss), net of tax	—	(15,830)	—	1,937	—	(25,364)	—	(7,516)
Balance, end of period	—	(19,843)	—	13,847	—	(19,843)	—	13,847
Total stockholders’ equity	1,644,974	$3,443,759	1,576,744	$2,908,001	1,644,974	$3,443,759	1,576,744	$2,908,001

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. Certain reclassifications have been made in the prior periods to conform to the current year's presentation. None of these reclassifications had a material impact on our consolidated financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. Effective April 1, 2022, we early adopted ASU 2022-03 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. Effective January 1, 2022, we early adopted ASU 2021-10 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

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

We also generate revenue from sales of hardware products. For the periods presented, revenue from the sales of hardware products was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
North America (1) (2)	$774,873	$656,484	$1,524,116	$1,187,847
Europe (3)	174,945	167,045	334,021	296,163
Rest of world	161,091	158,579	315,499	267,682
Total revenue	$1,110,909	$982,108	$2,173,636	$1,751,692

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $751.5 million and $637.0 million for the three months ended June 30, 2022 and 2021, respectively, and $1,478.9 million and $1,151.6 million for the six months ended June 30, 2022 and 2021, respectively.

(3)	Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

3. Net Loss per Share

We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period, adjusted for restricted stock awards (“RSAs”) for which the risk of forfeiture has not yet lapsed.

For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, and 2028 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(356,314)	$(5,855)	$(59,898)	$(126,642)	$(2,317)	$(22,705)	$(659,409)	$(10,905)	$(111,377)	$(365,112)	$(6,805)	$(66,629)
Net loss attributable to common stockholders	$(356,314)	$(5,855)	$(59,898)	$(126,642)	$(2,317)	$(22,705)	$(659,409)	$(10,905)	$(111,377)	$(365,112)	$(6,805)	$(66,629)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,377,870	22,643	231,627	1,291,967	23,640	231,627	1,371,358	22,678	231,627	1,269,275	23,658	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,377,870	22,643	231,627	1,291,967	23,640	231,627	1,371,358	22,678	231,627	1,269,275	23,658	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.26)	$(0.26)	$(0.10)	$(0.10)	$(0.10)	$(0.48)	$(0.48)	$(0.48)	$(0.29)	$(0.29)	$(0.29)
Diluted	$(0.26)	$(0.26)	$(0.26)	$(0.10)	$(0.10)	$(0.10)	$(0.48)	$(0.48)	$(0.48)	$(0.29)	$(0.29)	$(0.29)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2022	2021
	(in thousands)
Stock options	4,022	5,066
Unvested RSUs and RSAs	94,323	107,526
Convertible Notes (if-converted)	89,379	76,703

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the six months ended June 30, 2022:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2021	86,180	$26.07
Granted	39,762	$23.54
Vested	(25,744)	$20.44
Forfeited	(5,875)	$26.77
Unvested at June 30, 2022	94,323	$26.50

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $2.3 billion as of June 30, 2022 and is expected to be recognized over a weighted-average period of 2.1 years. The service condition for RSUs and RSAs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2022:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	(in thousands, except per share data)
Outstanding at December 31, 2021	3,676	628	$10.59	4.19	$157,374
Granted	—	—	$—	—	$—
Exercised	(260)	(10)	$13.60	—	$—
Forfeited	(12)	—	$20.50	—	$—
Outstanding at June 30, 2022	3,404	618	$10.36	3.64	$16,111

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2021 and June 30, 2022, respectively.

Total unrecognized compensation cost related to unvested stock options was $0.6 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,849	$2,847	$5,295	$5,503
Research and development	221,650	174,491	404,516	338,284
Sales and marketing	48,577	37,491	90,648	66,575
General and administrative	45,734	41,771	93,795	83,311
Total	$318,810	$256,600	$594,254	$493,673

5. Business Acquisitions

2022 Acquisitions

In the six months ended June 30, 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $108.8 million, which included $6.1 million in cash, $44.0 million in shares of our Class A common stock, and $58.7 million recorded in other liabilities on the consolidated balance sheet. Of the aggregate purchase consideration, $60.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $90.1 million is deductible for tax purposes.

2021 Acquisitions

Wave Optics

In May 2021, we acquired Wave Optics Limited (“Wave Optics”), a display technology company that supplies light engines and diffractive waveguides for augmented reality displays. The total consideration was $541.8 million, of which $510.4 million represented purchase consideration and primarily consisted of 4.7 million shares of our Class A common stock with a fair value of $252.0 million, cash of $13.7 million, and a $238.4 million payable due no later than May 2023 in either cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. The remaining $31.4 million of total consideration transferred represented compensation for future employment services.

The allocation of the total purchase consideration for this acquisition was as follows:

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

Fit Analytics

In March 2021, we acquired Fit Analytics GmbH (“Fit Analytics”), a sizing technology company that powers solutions for retailers and brands, to grow our e-commerce and shopping offerings. The purchase consideration for Fit Analytics was $124.4 million, which primarily represented current and future cash consideration payments.

The allocation of the total purchase consideration for this acquisition was as follows:

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$1,588,452
Goodwill acquired	60,791
Foreign currency translation	(15,158)
Balance as of June 30, 2022	$1,634,085

Intangible assets consisted of the following:

	As of June 30, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.4	$949	$462	$487
Trademarks	1.7	800	344	456
Technology	3.5	336,687	138,139	198,548
Customer relationships	6.0	21,000	4,578	16,422
Patents	5.9	26,629	12,905	13,724
Other	1.5	6,000	1,376	4,624
		$392,065	$157,804	$234,261

	As of December 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	4.6	$967	$365	$602
Trademarks	4.3	21,384	2,613	18,771
Technology	3.6	343,800	142,588	201,212
Customer relationships	5.1	53,709	6,332	47,377
Patents	4.0	21,195	11,503	9,692
		$441,055	$163,401	$277,654

Amortization of intangible assets was $64.1 million and $14.4 million for the three months ended June 30, 2022 and 2021, respectively, and $86.6 million and $24.8 million for the six months ended June 30, 2022 and 2021, respectively. In the second quarter of 2022, we revised the useful lives of certain customer relationships and trademarks, which resulted in a $41.7 million increase to amortization expense for the second quarter.

As of June 30, 2022, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2022	$37,371
2023	72,338
2024	57,813
2025	40,464
2026	15,270
Thereafter	11,005
Total	$234,261

7. Long-Term Debt

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

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.7 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Inducement expense for the three and six months ended June 30, 2021 was $37.0 million. There was no inducement expense recorded for the three and six months ended June 30, 2022. The common stock consideration issued under the original terms of the 2025 Notes and the 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $1,132.6 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on the consolidated statements of cash flows.

The Convertible Notes consisted of the following:

	As of June 30, 2022				As of December 31, 2021
	2025 Notes	2026 Notes	2027 Notes	2028 Notes	2025 Notes	2026 Notes	2027 Notes
	(in thousands)
Principal	$284,105	$838,484	$1,150,000	$1,500,000	$284,105	$838,493	$1,150,000
Unamortized debt issuance costs	(1,845)	(5,342)	(10,300)	(16,010)	(2,168)	(5,982)	(11,361)
Net carrying amount	$282,260	$833,142	$1,139,700	$1,483,990	$281,937	$832,511	$1,138,639

As of June 30, 2022, the debt issuance costs on the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes will be amortized over the remaining period of approximately 2.8 years, 4.1 years, 4.8 years, and 5.7 years, respectively.

Interest expense related to the amortization of debt issuance costs was $1.7 million and $3.1 million for the three and six months ended June 30, 2022, respectively. Interest expense related to the amortization of debt issuance costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively. Contractual interest expense was $2.2 million and $4.2 million for the three and six months ended June 30, 2022, respectively. Contractual interest expense was $2.3 million and $5.3 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of June 30, 2022 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the third quarter of 2022. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2022, the Capped Call Transactions were out-of-the-money.

Credit Facility

In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2022, we had $26.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.2 billion in commitments as of June 30, 2022, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2022. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2022.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2022 and 2042. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions.

Lease Cost

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$28,830	$17,148	$52,456	$32,088
Sublease income	(191)	(926)	(864)	(1,328)
Total net lease costs	$28,639	$16,222	$51,592	$30,760

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term	6.9	7.1
Weighted-average discount rate	4.9%	5.2%

We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of June 30, 2022 were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$39,034
2023	81,080
2024	104,979
2025	98,968
2026	49,398
Thereafter	186,251
Total lease payments	$559,710
Less: Imputed interest	(94,231)
Present value of lease liabilities	$465,479

As of June 30, 2022, we have additional operating leases for facilities that have not yet commenced with lease obligations of $38.7 million. These operating leases will commence between 2022 and 2023 with lease terms of 7 years to 11 years.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $22.7 million and $18.0 million for the three months ended June 30, 2022 and 2021, respectively, and $46.2 million and $35.0 million for the six months ended June 30, 2022 and 2021, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $12.6 million and $134.8 million for the three and six months ended June 30, 2022, respectively. Lease liabilities arising from obtaining operating lease right-of-use assets were $38.3 million and $47.7 million for the three and six months ended June 30, 2021, respectively.

10. Strategic Investments

We hold strategic investments in privately held companies with a carrying value of $221.2 million and $262.7 million as of June 30, 2022 and December 31, 2021, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

We recognized unrealized gains on investments in privately held companies of $6.4 million and $19.7 million for the three and six months ended June 30, 2022, respectively, and $45.9 million of realized gains for the three and six months ended June 30, 2022. We recognized unrealized gains on investments in privately held companies of $52.1 million and $75.4 million for the three and six months ended June 30, 2021, respectively, and $27.8 million of realized gains for the three and six months ended June 30, 2021.

In the second quarter of 2022, we reclassified a publicly traded strategic investment to marketable securities. See Note 11 for further information. The carrying value of this publicly traded company was $16.2 million as of June 30, 2022. We recognized unrealized losses on this investment of $25.9 million for the three months ended June 30, 2022. The realized gains on this investment for the three months ended June 30, 2022 were not material.

Unrealized and realized gains on all strategic investments are included within other income (expense), net on the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on the consolidated balance sheets.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three and six months ended June 30, 2022 and 2021, respectively, was not material.

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

The following tables set forth our financial assets as of June 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis during the period:

	June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$2,159,196	$—	$—	$2,159,196
Level 1 securities:
U.S. government securities	1,669,624	—	(11,465)	1,658,159
U.S. government agency securities	112,858	—	(202)	112,656
Publicly traded equity securities (1)	113,392	—	(34,081)	79,311
Level 2 securities:
Corporate debt securities	343,025	3	(2,025)	341,003
Commercial paper	361,369	—	—	361,369
Certificates of deposit	160,785	—	(3)	160,782
Total	$4,920,249	$3	$(47,776)	$4,872,476

(1) In the second quarter of 2022, we reclassified a strategic investment from Level 3 to Level 1 at its fair value using the beginning-of-period approach, following the commencement of public market trading of the investment during the period (which was subject to short-term lock-up restrictions as of June 30, 2022). See Note 10 for further information.

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

We held investments in publicly traded companies with an aggregate carrying value of $79.3 million and $193.2 million as of June 30, 2022 and December 31, 2021, respectively, recorded as marketable securities. We recorded $63.9 million and $156.0 million in unrealized losses related to these investments for the three and six months ended June 30, 2022 within other income (expense), net on the consolidated statements of operations. These investments were reclassified from strategic investments to marketable securities in the fourth quarter of 2021 and second quarter of 2022, following commencement of public market trading.

Gross unrealized losses on marketable debt securities were not material for the three months and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of June 30, 2022, $233.5 million of our total $2.5 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of June 30, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $283.4 million, $805.6 million, $816.3 million, and $1.0 billion, respectively. As of December 31, 2021, the fair value of the 2025 Notes, the 2026 Notes, and the 2027 Notes was $650.1 million, $1.9 billion, and $1.1 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $7.0 million and $15.5 million for the three and six months ended June 30, 2022, respectively, compared to an income tax benefit of $1.9 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2021	$(1,822)	$7,343	$5,521
OCI before reclassifications	(12,013)	(13,340)	(25,353)
Amounts reclassified from AOCI (1)	(11)	—	(11)
Net current period OCI	(12,024)	(13,340)	(25,364)
Balance at June 30, 2022	$(13,846)	$(5,997)	$(19,843)

(1) Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.

14. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Property and equipment, net:
United States	$198,638	$174,826
Rest of world (1)	33,838	27,818
Total property and equipment, net	$232,476	$202,644

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

15. Subsequent Events

In July 2022, our Board of Directors authorized a stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time.

In July 2022, we entered into a series of agreements with Evan Spiegel, our Chief Executive Officer, and Robert Murphy, our Chief Technology Officer, which included: (i) employment agreements pursuant to which each individual will continue to serve in their respective roles at the company for an initial term ending on January 1, 2027, (ii) the future declaration and payment of a special dividend of one share of Class A common stock on each outstanding share of our common stock, which shall not be declared and paid until the later of June 30, 2023 and the first business day following the date on which the average of the volume weighted average price per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days by July 21, 2032, and (iii) (a) the requirement under certain circumstances to convert an equal number of shares of Class B common stock or Class C common stock into Class A common stock in connection with sales by such individual of shares of Class A common stock received in the special dividend, (b) conversion of such individual’s remaining shares of Class C common stock into Class B common stock at such time as such Class C common stock represents in the aggregate less than 60% of such individual’s Base Class C Common Stock (as such term is defined in our amended and restated certification of incorporation) and (c) in the event of any sale or liquidation of Snap Inc. following the special dividend, shares of Class A common stock, Class B common stock, and Class C common stock are to be treated identically, equally and ratably, on a per share basis, with respect to any consideration received.

In July 2022, we amended our certificate of incorporation in connection with the matters described in the preceding paragraph.

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

Overview of Second Quarter 2022 Results

Our key user metrics and financial results for the second quarter of 2022 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 18% year-over-year to 347 million in Q2 2022.
•	Average revenue per user, or ARPU, decreased 4% year-over-year to $3.20 in Q2 2022.

Financial Results

•	Revenue increased 13% year-over-year to $1,110.9 million in Q2 2022.
•	Total costs and expenses, excluding stock-based compensation and other payroll related tax expense, increased 32% to $1,183.0 million in Q2 2022.
•	Net loss was $422.1 million in Q2 2022, compared to $151.7 million in Q2 2021.
•	Diluted net loss per share was $(0.26) in Q2 2022, compared to $(0.10) in Q2 2021.
•	Adjusted EBITDA was $7.2 million in Q2 2022, compared to $117.4 million in Q2 2021.
•	Cash used in operating activities was $124.1 million in Q2 2022, compared to $101.1 million in Q2 2021.
•	Free Cash Flow was $(147.5) million in Q2 2022, compared to $(115.7) million in Q2 2021.
•	Cash, cash equivalents, and marketable securities were $4.9 billion as of June 30, 2022.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 347 million DAUs on average in the second quarter of 2022, an increase of 54 million, or 18%, from the second quarter of 2021.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $1,110.9 million for the three months ended June 30, 2022, compared to revenue of $982.1 million for the same period in 2021, an increase of 13% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base.

ARPU was $3.20 in the second quarter of 2022, down from $3.35 in the second quarter of 2021. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$1,110,909	$982,108	$2,173,636	$1,751,692
Operating loss	(400,940)	(192,512)	(672,467)	(496,118)
Net loss	(422,067)	(151,664)	(781,691)	(438,546)
Adjusted EBITDA(1)	7,190	117,403	71,658	115,694

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Other Income (Expense), Net

Other income (expense), net consists of realized and unrealized gains and losses on marketable securities, foreign currency transaction gains and losses, and gains and losses on strategic investments.

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,110,909	$982,108	$2,173,636	$1,751,692
Costs and expenses(1) (2):
Cost of revenue	446,377	445,021	867,274	857,622
Research and development	505,037	370,671	960,600	719,251
Sales and marketing	311,374	179,724	553,260	330,010
General and administrative	249,061	179,204	464,969	340,927
Total costs and expenses	1,511,849	1,174,620	2,846,103	2,247,810
Operating loss	(400,940)	(192,512)	(672,467)	(496,118)
Interest income	8,331	1,251	11,454	2,388
Interest expense	(5,549)	(4,564)	(10,722)	(9,595)
Other income (expense), net	(16,910)	42,282	(94,447)	64,340
Loss before income taxes	(415,068)	(153,543)	(766,182)	(438,985)
Income tax benefit (expense)	(6,999)	1,879	(15,509)	439
Net loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Adjusted EBITDA(3)	$7,190	$117,403	$71,658	$115,694

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,849	$2,847	$5,295	$5,503
Research and development	221,650	174,491	404,516	338,284
Sales and marketing	48,577	37,491	90,648	66,575
General and administrative	45,734	41,771	93,795	83,311
Total	$318,810	$256,600	$594,254	$493,673

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,061	$4,727	$10,573	$10,003
Research and development	22,362	14,358	44,485	25,394
Sales and marketing	49,061	5,162	56,453	8,348
General and administrative	2,807	4,023	5,880	8,023
Total	$79,291	$28,270	$117,391	$51,768

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	40	45	40	49
Research and development	45	38	44	41
Sales and marketing	28	18	25	19
General and administrative	22	18	21	19
Total costs and expenses	136	120	131	128
Operating loss	(36)	(20)	(31)	(28)
Interest income	1	—	1	—
Interest expense	—	—	—	(1)
Other income (expense), net	(2)	4	(4)	4
Loss before income taxes	(37)	(16)	(35)	(25)
Income tax benefit (expense)	(1)	—	(1)	—
Net loss	(38)%	(16)%	(36)%	(25)%

For Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$1,110,909	$982,108	$2,173,636	$1,751,692
Revenue as a dollar change		$128,801		$421,944
Revenue as a percentage change		13%		24%

Revenue for the three and six months ended June 30, 2022 increased $128.8 million and $421.9 million compared to the same periods in 2021. Revenue increased in both periods due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Cost of Revenue	$446,377	$445,021	$867,274	$857,622
Cost of Revenue as a dollar change		$1,356		$9,652
Cost of Revenue as a percentage change		0%		1%

Cost of revenue for the three and six months ended June 30, 2022 increased $1.4 million and $9.7 million compared to the same periods in 2021. The changes were primarily driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share, increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies and content review costs across the platform, offset by lower content costs.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Research and Development Expenses	$505,037	$370,671	$960,600	$719,251
Research and Development Expenses as a dollar change		$134,366		$241,349
Research and Development Expenses as a percentage change		36%		34%

Research and development expenses for the three and six months ended June 30, 2022 increased $134.4 million and $241.3 million compared to the same periods in 2021. The increases were primarily driven by higher personnel expenses due to growth in research and development headcount, including increased cash- and stock-based compensation expenses.

Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Sales and Marketing Expenses	$311,374	$179,724	$553,260	$330,010
Sales and Marketing Expenses as a dollar change		$131,650		$223,250
Sales and Marketing Expenses as a percentage change		73%		68%

Sales and marketing expenses for the three and six months ended June 30, 2022 increased $131.7 million and $223.3 million compared to the same periods in 2021. The increases were primarily driven by higher personnel expenses due to growth in sales and marketing headcount, including increased cash- and stock-based compensation expense, and marketing investments. These increases were also due to higher amortization expense, which resulted from our revision of the useful lives of certain customer relationships and trademarks.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
General and Administrative Expenses	$249,061	$179,204	$464,969	$340,927
General and Administrative Expenses as a dollar change		$69,857		$124,042
General and Administrative Expenses as a percentage change		39%		36%

General and administrative expenses for the three and six months ended June 30, 2022 increased $69.9 million and $124.0 million compared to the same periods in 2021. These increases were primarily driven by higher personnel expenses due to growth in headcount, including increased cash- and stock-based compensation expense, as well as an increase in other administrative expenses.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest Income	$8,331	$1,251	$11,454	$2,388
Interest Income as a dollar change		$7,080		$9,066
Interest Income as a percentage change		566%		380%

Interest income for the three and six months ended June 30, 2022 increased $7.1 million and $9.1 million compared to the same periods in 2021. The increases were primarily a result of higher interest rates on U.S. government-backed securities and a higher overall invested cash balance.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest Expense	$(5,549)	$(4,564)	$(10,722)	$(9,595)
Interest Expense as a dollar change		$(985)		$(1,127)
Interest Expense as a percentage change		22%		12%

Interest expense for the three and six months ended June 30, 2022 increased $1.0 million and $1.1 million compared to the same periods in 2021, primarily due to the increases in amortization of debt issuance costs, partially offset by lower contractual interest expense.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Other Income (Expense), Net	$(16,910)	$42,282	$(94,447)	$64,340
Other Income (Expense), Net as a dollar change		$(59,192)		$(158,787)
Other Income (Expense), Net as a percentage change		(140)%		(247)%

Other expense, net for the three and six months ended June 30, 2022 was $16.9 million and $94.4 million compared to other income, net of $42.3 million and $64.3 million in the same periods in 2021. Other expense, net for the three months ended June 30, 2022 was primarily a result of a $63.9 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $6.4 million unrealized gain and $45.9 million realized gain on strategic investments. Other income, net for the three months ended June 30, 2021 was primarily a result of a $52.1 million unrealized gain and a $27.8 million realized gain on strategic investments offset by induced conversion expense related to the Convertible Notes.

Other expense, net for the six months ended June 30, 2022 was primarily a result of $156.0 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $19.7 million unrealized gain and a $45.9 million realized gain on strategic investments. Other income, net for the six months ended June 30, 2021 was primarily a result of a $75.4 million unrealized gain and a $27.8 million realized gain on strategic investments offset by induced conversion expense related to the Convertible Notes.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Income Tax Benefit (Expense)	$(6,999)	$1,879	$(15,509)	$439
Income Tax Benefit (Expense) as a dollar change		$(8,878)		$(15,948)
Income Tax Benefit (Expense) as a percentage change		(472)%		(3633)%
Effective Tax Rate	(1.7)%	1.2%	(2.0)%	0.1%

Income tax expense for the three and six months ended June 30, 2022 was $7.0 million and $15.5 million, respectively, compared to an income tax benefit of $1.9 million and $0.4 million, respectively, for the same periods in 2021. This change was primarily attributable to the partial valuation allowance releases on our deferred tax assets in the prior period due to deferred tax liabilities acquired in business acquisitions. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Net Loss as a dollar change		$(270,403)		$(343,145)
Net Loss as a percentage change		(178)%		(78)%

Adjusted EBITDA	$7,190	$117,403	$71,658	$115,694
Adjusted EBITDA as a dollar change		$(110,213)		$(44,036)
Adjusted EBITDA as a percentage change		94%		38%

Net loss for the three and six months ended June 30, 2022 was $422.1 million and $781.7 million, respectively, compared to $151.7 million and $438.5 million, respectively, for the same periods in 2021. Adjusted EBITDA for the three and six months ended June 30, 2022 was $7.2 million and $71.7 million, respectively, compared to $117.4 million and $115.7 million, respectively, for the same periods in 2021. These decreases in Adjusted EBITDA were driven by increased overall operating expenses, partially offset by higher revenue, stock-based compensation expense, depreciation and amortization, and other (income) expense, net.

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

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$(124,081)	$(101,086)	$3,378	$35,800
Less:
Purchases of property and equipment	(23,370)	(14,623)	(44,545)	(25,474)
Free Cash Flow	$(147,451)	$(115,709)	$(41,167)	$10,326

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(422,067)	$(151,664)	$(781,691)	$(438,546)
Add (deduct):
Interest income	(8,331)	(1,251)	(11,454)	(2,388)
Interest expense	5,549	4,564	10,722	9,595
Other (income) expense, net	16,910	(42,282)	94,447	(64,340)
Income tax expense (benefit)	6,999	(1,879)	15,509	(439)
Depreciation and amortization	79,291	28,270	117,391	51,768
Stock-based compensation expense	318,810	256,600	594,254	493,673
Payroll and other tax expense related to stock-based compensation	10,029	25,045	32,480	66,371
Adjusted EBITDA	$7,190	$117,403	$71,658	$115,694

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $4.9 billion as of June 30, 2022, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2022, we had $26.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2022 and as a result, the 2028 Notes will not be eligible for optional conversion during the third quarter of 2022.

In 2021, we entered into the Exchange Agreements with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2022 and as a result, the 2027 Notes will not be eligible for optional conversion during the third quarter of 2022.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2022 and as a result, the 2025 Notes will not be eligible for optional conversion during the third quarter of 2022.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2022 and as a result, the 2026 Notes will not be eligible for optional conversion during the third quarter of 2022.

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

As of June 30, 2022, approximately 7% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(124,081)	$(101,086)	$3,378	$35,800
Net cash provided by (used in) investing activities	11,439	131,869	(1,006,226)	412,424
Net cash provided by (used in) financing activities	(1,618)	1,053,659	1,307,148	1,058,112
Change in cash, cash equivalents, and restricted cash	$(114,260)	$1,084,442	$304,300	$1,506,336
Free Cash Flow (1)	$(147,451)	$(115,709)	$(41,167)	$10,326

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

For Three and Six Months Ended June 30, 2022 and 2021

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $124.1 million in the three months ended June 30, 2022, as compared to net cash used in operations of $101.1 million in the three months ended June 30, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $318.8 million, depreciation and amortization expense of $79.3 million and losses on debt and equity securities, net of $12.2 million. Net cash used in operating activities for the three months ended June 30, 2022 was also driven by an increase in the accounts receivable balance of $81.0 million due to an increase in revenue in the period and a $14.4 million decrease in accrued expenses and other current liabilities, primarily due to the timing of payments.

Net cash provided by operating activities was $3.4 million in the six months ended June 30, 2022, as compared to net cash provided by operating activities of $35.8 million in the six months ended June 30, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $594.3 million, depreciation and amortization expense of $117.4 million and losses on debt and equity securities, net of $91.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $11.4 million for the three months ended June 30, 2022, compared to net cash provided by investing activities of $131.9 million for the same period in 2021. Our investing activities in the three months ended June 30, 2022 primarily consisted of maturities of marketable securities of $544.0 million and sales of strategic investments of $63.3 million, partially offset by purchases of marketable securities of $568.1 million. Net cash provided by investing activities for the three months ended June 30, 2021 consisted of cash provided by sales and maturities of marketable securities of $936.4 million, partially offset by purchases of marketable securities of $764.4 million.

Net cash used in investing activities was $1.0 billion for the six months ended June 30, 2022, compared to net cash provided by investing activities of $412.4 million for the same period in 2021. Our investing activities in the six months ended June 30, 2022 consisted mainly of purchases of marketable securities of $1.9 billion, partially offset by maturities of marketable securities of $896.6 million. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of cash provided by sales and maturities of marketable securities of $1.9 billion, partially offset by purchases of marketable securities of $1.3 billion and cash paid for acquisitions of $139.2 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.6 million for the three months ended June 30, 2022 and net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2022, compared to net cash provided by financing activities of $1.1 billion and $1.1 billion for the same periods in 2021, respectively. Our financing activities for the three months ended June 30, 2022 were not material. Our financing activities for the six months ended June 30, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million. Our financing activities for the three and six months ended June 30, 2021 consisted primarily of net proceeds of $1.1 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million.

Free Cash Flow

Free Cash Flow was $(147.5) million and $(41.2) million for the three and six months ended June 30, 2022, respectively, compared to ($115.7) million and $10.3 million for the three and six months ended June 30, 2021, respectively. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $23.4 million and $44.5 million for the three and six months ended June 30, 2022, respectively, compared to $14.6 million and $25.5 million for the three and six months ended June 30, 2021, respectively. See “Non-GAAP Financial Measures.”

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

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.2 billion in commitments, as of June 30, 2022, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $2.3 billion and $2.0 billion at June 30, 2022 and December 31, 2021, respectively. We had marketable securities totaling $2.6 billion and $1.7 billion at June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of June 30, 2022. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of June 30, 2022. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $0.3 billion remains outstanding as of June 30, 2022. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $0.8 billion remains outstanding as of June 30, 2022. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, (or if any of those discussed elsewhere in this Quarterly Report on Form 10-Q occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we recently achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding convertible senior notes or other indebtedness when due, and further delay or hinder our ability to sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy laws and mobile operating systems have made it more difficult for us to measure the effectiveness of advertisements on our services, and alternative methods will take time to develop and become more widely adopted by our advertisers, and may not be as effective as prior methods. We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected our operating results. In addition, our advertising business is seasonal, volatile, and cyclical, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, and geo-political events, including the conflict in Ukraine.In addition, macro-economic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.

2.Our Community and Competition

We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users, or to generate meaningful revenue, if at all. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced rapid growth in our community over the last few years, we have also experienced declines and there can be no assurance that won’t happen again. We have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale.

Many of our competitors have significantly more resources and larger market shares than we do, each of which gives them advantages over us that can make it more difficult for us to succeed.

3.Our Partners

We primarily rely on Google, Apple, and Amazon to operate our service and provide the mobile operating systems for our applications. If these partners do not provide their services as we expect, terminate their services, or change or interpret the terms of our agreements or the functionality of their operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, and these may harm our reputation, increase our costs, or make it harder for us to sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.

4.Our Technology and Regulation

Our business is complex and success depends on our ability to rapidly innovate, the interoperability of our service on many different smartphones and operating systems, and our ability to handle sensitive user data with the care our users expect. Because our systems and our products are constantly changing, we are susceptible to data breaches, bugs, and other errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and operating systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.

We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, content, taxes, and other matters, which are subject to change and have uncertain interpretations. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, may adversely impact our business.

We also must actively protect our intellectual property. We are subject to various legal proceedings, claims, class actions, inquiries, and investigations, which may be costly or distract management. We also rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, and the fair-use doctrine, each of which has been subject to adverse judicial, political, and regulatory scrutiny in recent times.

5.Our Team and Capital Structure

We need to attract and retain a high caliber team to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with our competitors, for key talent. A substantial portion of our employment costs is paid in our common stock, the price of which has been volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

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

Risk Factors

Risks Related to Our Business and Industry

Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. Our user base growth rate has declined in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.

We had 347 million DAUs on average in the quarter ended June 30, 2022. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities in order for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average. There are many factors that could negatively affect user retention, growth, and engagement, including if:

●	users engage more with competing products instead of ours;
●	our competitors continue to mimic our products or improve on them;
●	we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;
●	our products fail to operate effectively on the iOS or Android mobile operating systems;
●	we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;

●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
●	we are unable to combat spam or other hostile or inappropriate usage on our products;
●	there are changes in user sentiment about the quality or usefulness of our products in the short term, long term, or both;
●	there are concerns about the privacy implications, safety, or security of our products;
●	our content partners do not create content that is engaging, useful, or relevant to users;
●	our content partners decide not to renew agreements or devote the resources to create engaging content, or do not provide content exclusively to us;
●	advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
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

Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such operating systems and application stores, primarily Google and Apple, each have approval authority over our products and provide consumers with other products that compete with ours, and there is no guarantee that any approval will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes time to optimize new products and features to function with the variety of existing operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.

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

For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. More recently, President Biden issued an executive order encouraging the FCC to restore the open internet rules. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network and Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2021, 2020, and 2019, advertising revenue accounted for approximately 99%, 99%, and 98% of total revenue, respectively. We expect this trend to continue for the foreseeable future. Although we try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

We are still early in developing our advertising business. Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our products as experimental and unproven, or prefer certain of our products over others. Advertisers will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. Any economic or political instability, whether as a result of the COVID-19 pandemic, the conflict in Ukraine, the macro-economic climate, or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. For example, the General Data Protection Regulation, or GDPR, in the European Union, which went into effect in May 2018, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. In addition, in the United States, the California Consumer Privacy Act, or CCPA, went into effect in January 2020, and the California Privacy Rights Act of 2020, or CPRA, which replaces the CCPA and goes into effect in January 2023, place additional requirements on the handling of personal data for us, our partners, and our advertisers. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. The potential effects of these laws, including any related regulations, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have also implemented or may implement similar legislation regarding the handling of personal data. For example, in the United States, Virginia enacted the Consumer Data Protection Act and Colorado enacted the Colorado Privacy Act, both of which take effect January 1, 2023 and may impose obligations similar to, more stringent than, or in conflict with those we may face under other data protection laws. Further, changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features.

Furthermore, in April 2021, Apple issued an iOS update that imposes heightened restrictions on our access and use of user data. Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Safari and Chrome, may make similar changes as well. These changes have adversely affected our targeting, measurement, and optimization capabilities, and in turn affected our ability to measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. While we implement alternative solutions, we are subject to rules and standards set by the owners of such operating systems which may be unclear, change or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Any adverse effects could be particularly material to us because we are still early in building our advertising business. Our advertising revenue could also be seriously harmed by many other factors, including:

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

●	our inability to create new products that sustain or increase the value of our advertisements;
●	changes in our user demographics that make us less attractive to advertisers;
●	lack of ad creative availability by our advertising partners;
●	a decline in our available content, including if our content partners do not renew agreements, devote the resources to create engaging content, or provide content exclusively to us;
●	decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by us, our community, or partners;
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

Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of June 30, 2022, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, we announced the future declaration and payment of a special dividend of one share of Class A Common stock on each outstanding share of Snap’s common stock, which will be subject to certain triggering conditions. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

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

The global impact of COVID-19 continues to evolve, and we will continue to monitor the situation closely. Although the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or if or when the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. The short- and long-term impact of any major change, like our 2018 application redesign and the rewrite of our application for Android users in 2019, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022 we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, communication, content, games, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business.

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

We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:

●	the usefulness, novelty, performance, and reliability of our products compared to our competitors’ products;
●	the number and demographics of our DAUs;
●	the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
●	our ability to monetize our products;
●	the availability of our products to users;
●	the effectiveness of our advertising and sales teams;
●	the effectiveness of our advertising products;
●	our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
●	the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
●	the effectiveness of our customer service and support efforts;
●	the effectiveness of our marketing activities;
●	changes as a result of actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
●	acquisitions or consolidation within our industry segment;
●	our ability to attract, retain, and motivate talented team members, particularly engineers, designers, and sales personnel;
●	our ability to successfully acquire and integrate companies and assets;
●	our ability to cost-effectively manage and scale our rapidly growing operations; and
●	our reputation and brand strength relative to our competitors.

If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.

We have incurred operating losses in the past, and may not be able to maintain profitability.

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $9.1 billion and for the six months ended June 30, 2022, we experienced a net loss of $422.1 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.

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

Our efforts to protect the information that our users, advertisers, and partners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees, users, or advertisers to disclose information to gain access to our data or our users’ or advertisers’ data. In a hybrid or remote working environment, we and our employees may be more susceptible to such attacks. If any of these events occur, our or our users’, advertisers’, or employees’ information could be accessed or disclosed improperly. We have previously suffered the loss of confidential information related to employee error and vendor breaches. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our users’ data.

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

Cyberattacks and cyberextortion incidents are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available. Any attacks on our supply chain or software, or the perception that one has occurred, could result in a loss of our users’ or advertisers’ confidence in the security of our platform and damage to our brand, reduce the demand for our products and services, disrupt business operations, result in the exfiltration of employee, personal, or proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations or our policies, and seriously harm our business.

While we maintain a bug bounty program to assist us in identifying vulnerabilities in our products before they are launched or exploited by cyber threat actors, there is no guarantee that we will be able to discover all such threats to our service. Cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained through breaches of non-Snap platforms and services, password stealing malware, social engineering, or other tactics and techniques and used to launch coordinated attacks. These attacks may involve using our service to spam or abuse other users, download user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to our systems. If these cyber threat actors are successful or there is a perception that such an attack has occurred, we may be required to notify our users and regulators, and such attacks may disrupt our business operations and users’ access to the platform, harm other users, expose us to legal liabilities, and cause us to lose the trust of our users.

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

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application, but only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

In addition, spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our products less user friendly. We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Our actions to combat spam may also divert significant time and focus from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us.

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

We are subject to a variety of laws, regulations, and executive actions that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws, regulations, and executive actions can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws, regulations, and executive actions constantly evolve, and may be issued or changed with limited advance notice. For example, an executive order under the prior U.S. administration was issued prohibiting certain transactions with a Chinese-owned company, with the prohibition becoming effective 45 days after the date of the order. In addition, the application and interpretation of these laws, regulations, and executive actions are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

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
●

seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as the COVID-19 pandemic, inflationary pressures, labor shortages, supply chain disruptions, or the conflict in Ukraine;

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
●

changes in domestic and global business or macro-economic conditions, including as a result of the COVID-19 pandemic or the conflict in Ukraine, and resulting labor shortages, supply chain disruptions, and inflation.

If we are unable to continue to successfully grow our user base and further monetize our products, our business will suffer.

We have made, and are continuing to make, investments to enable users, partners, and advertisers to create compelling content and deliver advertising to our users. Existing and prospective Snapchat users and advertisers may not be successful in creating content that leads to and maintains user engagement. We are continuously seeking to balance the objectives of our users and advertisers with our desire to provide an optimal user experience. We do not seek to monetize all of our products nor do we solely focus our efforts on users with higher ARPU, and we may not be successful in achieving a balance that continues to attract and retain users and advertisers. We focus on growing engagement across our service, and from time to time our efforts may reduce user activity with certain monetizable products in favor of other products we do not currently monetize. If we are not successful in our efforts to grow or effectively and timely monetize our user base, or if we are unable to build and maintain good relations with our advertisers, our user growth and user engagement and our business may be seriously harmed. In addition, we may expend significant resources to launch new products that we are unable to monetize, which may seriously harm our business.

Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying advertisements sold by us and our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:

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

We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities. These actions, and our compliance with any associated regulatory orders or consent decrees, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business.

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

We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act, or BIPA, with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. We compelled arbitration, which the court granted, dismissing the case and ordering the parties to arbitrate the matter; that ruling compelling arbitration was recently upheld on appeal. Some plaintiffs’ attorneys have also indicated a desire to initiate arbitrations against us, arguing that we violated BIPA, in some cases on behalf of large numbers of Illinois users. We believe we have meritorious defenses to these lawsuits and arbitrations and are actively engaged in resolving these matters, but an unfavorable outcome in these lawsuits or arbitrations could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to our products.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be less than the protection that exists in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states were required to implement by June 2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Such changes could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2022, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have incurred net losses and negative cash flow from operations in prior periods, and we may not maintain profitability. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2022, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $83.34 through June 30, 2022. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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

We may not realize the anticipated long-term stockholder value of our stock repurchase program and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.

In July 2022, our Board of Directors authorized a stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws.

Repurchases have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of a stock repurchase program could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.

Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the stock repurchase program.

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2022, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of June 30, 2022, 91.5 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 371.0 million shares (including options exercisable and RSAs subject to forfeiture as of June 30, 2022) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we agreed to issue a total of 159,122 shares of our Class A common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D or Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022
10.1	Notice of Prepayment and Termination of Commitments, dated May 5, 2022.

10.2	Revolving Credit Agreement by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated May 6, 2022.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: July 21, 2022	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: July 21, 2022	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)