Form 10-Q
period 2022-09-30
Snap Inc
filed 2022-10-21
CIK 1564408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,358,835,657 shares outstanding as of October 18, 2022
Class B common stock, $0.00001 par value	22,638,471 shares outstanding as of October 18, 2022
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 18, 2022

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

Changes in our products, infrastructure, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine active users or other metrics and we may not determine such inaccuracies promptly. We also believe that we don’t capture all data regarding each of our active users. Technical issues may result in data not being recorded from every user’s application. For example, because some Snapchat features can be used without internet connectivity, we may not count a DAU because we don’t receive timely notice that a user has opened the Snapchat application. This undercounting may increase as we grow in Rest of World markets where users may have poor connectivity. We do not adjust our reported metrics to reflect this underreporting. We believe that we have adequate controls to collect user metrics, however, there is no uniform industry standard. We continually seek to identify these technical issues and improve both our accuracy and precision, including ensuring that our investors and others can understand the factors impacting our business, but these technical issues and new issues may continue in the future, including if there continues to be no uniform industry standard.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Snap Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flows from operating activities
Net loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,291	32,510	153,682	84,278
Stock-based compensation	342,959	300,898	937,213	794,571
Amortization of debt issuance costs	1,835	1,109	5,028	3,301
Losses (gains) on debt and equity securities, net	(75,778)	(121,007)	15,559	(223,527)
Induced conversion expense related to convertible notes	—	4,536	—	41,538
Other	12,133	(732)	16,337	4,019
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	17,410	(132,908)	62,436	(178,044)
Prepaid expenses and other current assets	7,044	(4,191)	(32,114)	(15,562)
Operating lease right-of-use assets	17,922	11,470	53,205	35,217
Other assets	(5,095)	(4,204)	(12,633)	(5,440)
Accounts payable	9,381	11,084	60,442	17,430
Accrued expenses and other current liabilities	60,036	56,687	(17,184)	89,726
Operating lease liabilities	(12,116)	(13,911)	(46,431)	(35,265)
Other liabilities	3,425	2,170	4,976	5,615
Net cash provided by (used in) operating activities	55,945	71,552	59,323	107,352
Cash flows from investing activities
Purchases of property and equipment	(37,836)	(19,836)	(82,381)	(45,310)
Purchases of strategic investments	(6,000)	(735)	(12,350)	(33,510)
Sales of strategic investments	—	—	63,276	36,435
Cash paid for acquisitions, net of cash acquired	(19,650)	(37,375)	(31,658)	(176,591)
Purchases of marketable securities	(821,830)	(609,176)	(2,732,266)	(1,896,766)
Sales of marketable securities	39,158	19,999	51,917	367,555
Maturities of marketable securities	923,871	492,921	1,820,442	2,006,744
Other	(12,648)	(1,000)	(18,141)	(1,335)
Net cash provided by (used in) investing activities	65,065	(155,202)	(941,161)	257,222
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,483,500	1,137,227
Purchase of capped calls	—	—	(177,000)	(86,825)
Proceeds from the exercise of stock options	217	4,045	3,871	11,755
Payments of debt issuance costs	—	—	(3,006)	—
Repurchases of Class A non-voting common stock	(500,513)	—	(500,513)	—
Net cash provided by (used in) financing activities	(500,296)	4,045	806,852	1,062,157
Change in cash, cash equivalents, and restricted cash	(379,286)	(79,605)	(74,986)	1,426,731
Cash, cash equivalents, and restricted cash, beginning of period	2,299,023	2,052,879	1,994,723	546,543
Cash, cash equivalents, and restricted cash, end of period	$1,919,737	$1,973,274	$1,919,737	$1,973,274
Supplemental disclosures
Cash paid for income taxes, net	$1,482	$1,940	$8,966	$16,228
Cash paid for interest	$4,186	$3,508	$8,191	$10,249

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,128,476	$1,067,471	$3,302,112	$2,819,163
Costs and expenses:
Cost of revenue	466,757	443,473	1,334,031	1,301,095
Research and development	564,258	412,021	1,524,858	1,131,272
Sales and marketing	270,336	217,526	823,596	547,536
General and administrative	262,367	175,275	727,336	516,202
Total costs and expenses	1,563,718	1,248,295	4,409,821	3,496,105
Operating loss	(435,242)	(180,824)	(1,107,709)	(676,942)
Interest income	18,445	1,257	29,899	3,645
Interest expense	(5,425)	(4,031)	(16,147)	(13,626)
Other income (expense), net	71,961	112,631	(22,486)	176,971
Loss before income taxes	(350,261)	(70,967)	(1,116,443)	(509,952)
Income tax benefit (expense)	(9,241)	(992)	(24,750)	(553)
Net loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.22)	$(0.05)	$(0.70)	$(0.33)
Diluted	$(0.22)	$(0.05)	$(0.70)	$(0.33)
Weighted average shares used in computation of net loss per share:
Basic	1,608,523	1,580,966	1,619,885	1,543,568
Diluted	1,608,523	1,580,966	1,619,885	1,543,568

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(2,495)	23	(14,519)	(119)
Foreign currency translation	(10,933)	(4,091)	(24,273)	(11,465)
Total other comprehensive income (loss), net of tax	(13,428)	(4,068)	(38,792)	(11,584)
Total comprehensive loss	$(372,930)	$(76,027)	$(1,179,985)	$(522,089)

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,918,845	$1,993,809
Marketable securities	2,510,107	1,699,076
Accounts receivable, net of allowance	992,747	1,068,873
Prepaid expenses and other current assets	115,973	92,244
Total current assets	5,537,672	4,854,002
Property and equipment, net	240,752	202,644
Operating lease right-of-use assets	383,037	322,252
Intangible assets, net	229,128	277,654
Goodwill	1,632,796	1,588,452
Other assets	261,809	291,302
Total assets	$8,285,194	$7,536,306
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$188,605	$125,282
Operating lease liabilities	57,913	52,396
Accrued expenses and other current liabilities	893,414	674,108
Total current liabilities	1,139,932	851,786
Convertible senior notes, net	3,740,804	2,253,087
Operating lease liabilities, noncurrent	384,495	325,509
Other liabilities	119,701	315,756
Total liabilities	5,384,932	3,746,138
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,402,916 shares issued, 1,351,604 shares outstanding at September 30, 2022, and 3,000,000 shares authorized, 1,364,887 shares issued and outstanding at December 31, 2021.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,638 shares issued and outstanding at September 30, 2022, and 700,000 shares authorized, 22,769 shares issued and outstanding at December 31, 2021.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2022, and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2021.	2	2
Treasury stock, at cost. 51,312 shares of Class A non-voting common stock at September 30, 2022.	(500,513)	—
Additional paid-in capital	12,859,689	12,069,097
Accumulated deficit	(9,425,659)	(8,284,466)
Accumulated other comprehensive income (loss)	(33,271)	5,521
Total stockholders’ equity	2,900,262	3,790,168
Total liabilities and stockholders’ equity	$8,285,194	$7,536,306

See Notes to Consolidated Financial Statements.

Snap Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,390,709	$14	1,321,477	$13	1,364,887	$14	1,248,010	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	26	—	342	—	286	—	890	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	84	—	1,277	—	5,817	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	12,181	—	13,912	—	36,325	—	42,636	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	14,012	—	—	—	52,410	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	63	—	141	—	127	1
Repurchases of Class A non-voting common stock	(51,312)	—	—	—	(51,312)	—	—
Balance, end of period	1,351,604	14	1,349,890	13	1,351,604	14	1,349,890	13
Class B voting common stock
Balance, beginning of period	22,638	—	23,640	—	22,769	—	23,696	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	59	—	10	—	67	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	(63)	—	(141)	—	(127)	—
Balance, end of period	22,638	—	23,636	—	22,638	—	23,636	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	—	—	—	—
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	—	—	—	—	—	—	—	—
Repurchases of Class A non-voting common stock	51,312	(500,513)	—	—	51,312	(500,513)	—	—
Balance, end of period	51,312	(500,513)	—	—	51,312	(500,513)	—	—
Additional paid-in capital
Balance, beginning of period	—	12,529,743	—	11,129,196	—	12,069,097	—	10,200,141
Stock-based compensation expense	—	329,728	—	299,450	—	919,669	—	792,454
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	218	—	4,045	—	3,884	—	11,755
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	—	—	(664,021)
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	—	44,039	—	308,636
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	—	304,647	—	—	—	1,175,198
Purchase of capped calls	—	—	—	—	—	(177,000)	—	(86,825)
Balance, end of period	—	12,859,689	—	11,737,338	—	12,859,689	—	11,737,338
Accumulated deficit
Balance, beginning of period	—	(9,066,157)	—	(8,235,057)	—	(8,284,466)	—	(7,891,542)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	—	—	95,031
Net loss	—	(359,502)	—	(71,959)	—	(1,141,193)	—	(510,505)
Balance, end of period	—	(9,425,659)	—	(8,307,016)	—	(9,425,659)	—	(8,307,016)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(19,843)	—	13,847	—	5,521	—	21,363
Other comprehensive income (loss), net of tax	—	(13,428)	—	(4,068)	—	(38,792)	—	(11,584)
Balance, end of period	—	(33,271)	—	9,779	—	(33,271)	—	9,779
Total stockholders’ equity	1,657,181	$2,900,262	1,605,153	$3,440,116	1,657,181	$2,900,262	1,605,153	$3,440,116

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

In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. Certain reclassifications have been made in the prior periods to conform to the current year's presentation. None of these reclassifications had a material impact on our consolidated financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Future Stock Split to be Effected in the Form of a Stock Dividend

In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances.

The Future Stock Split will be not be declared and paid until the later of (i) June 30, 2023 and (ii) the first business day following the date on which the average of the volume weighted average price per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate. No adjustments have been made to share or per share amounts for Class A common stock in the accompanying consolidated financial statements for the effects of the Future Stock Split as these triggering conditions have not been met.

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

We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
North America (1) (2)	$804,484	$772,797	$2,328,600	$1,960,644
Europe (3)	163,066	160,257	497,087	456,420
Rest of world	160,926	134,417	476,425	402,099
Total revenue	$1,128,476	$1,067,471	$3,302,112	$2,819,163

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)

United States revenue was $779.1 million and $2,258.0 million for the three and nine months ended September 30, 2022, respectively, and $750.1 million and $1,901.7 million for the three and nine months ended September 30, 2021, respectively.

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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
	(in thousands, except per share data)
	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common	Class A Common	Class B Common	Class C Common
Numerator:
Net loss	$(302,674)	$(5,060)	$(51,768)	$(60,340)	$(1,076)	$(10,543)	$(962,047)	$(15,967)	$(163,179)	$(426,077)	$(7,822)	$(76,606)
Net loss attributable to common stockholders	$(302,674)	$(5,060)	$(51,768)	$(60,340)	$(1,076)	$(10,543)	$(962,047)	$(15,967)	$(163,179)	$(426,077)	$(7,822)	$(76,606)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,354,258	22,638	231,627	1,325,700	23,639	231,627	1,365,593	22,665	231,627	1,288,290	23,651	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,354,258	22,638	231,627	1,325,700	23,639	231,627	1,365,593	22,665	231,627	1,288,290	23,651	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.22)	$(0.22)	$(0.05)	$(0.05)	$(0.05)	$(0.70)	$(0.70)	$(0.70)	$(0.33)	$(0.33)	$(0.33)
Diluted	$(0.22)	$(0.22)	$(0.22)	$(0.05)	$(0.05)	$(0.05)	$(0.70)	$(0.70)	$(0.70)	$(0.33)	$(0.33)	$(0.33)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2022	2021
	(in thousands)
Stock options	4,084	4,708
Unvested RSUs and RSAs	94,143	95,874
Convertible Notes (if-converted)	89,379	62,755

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

Restricted Stock Units and Restricted Stock Awards

The following table summarizes the RSU and RSA activity during the nine months ended September 30, 2022:

	Class A Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2021	86,180	$26.07
Granted	67,165	$18.88
Vested	(40,756)	$20.81
Forfeited	(18,446)	$26.00
Unvested at September 30, 2022	94,143	$23.23

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.8 billion as of September 30, 2022 and is expected to be recognized over a weighted-

average period of 1.6 years. The service condition for RSUs and RSAs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. In limited instances, we have issued RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three to four years.

Stock Options

The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2022:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2021	3,676	628	$10.59	4.19	$157,374
Granted	119	—	$15.03	—	$—
Exercised	(286)	(10)	$13.13	—	$—
Forfeited	(43)	—	$12.82	—	$—
Outstanding at September 30, 2022	3,466	618	$10.51	3.38	$11,250

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2021 and September 30, 2022, respectively.

Total unrecognized compensation cost related to unvested stock options was $1.1 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of 1.3 years.

Stock-Based Compensation Expense by Function

Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,745	$9,132	$8,040	$14,635
Research and development	246,783	198,893	651,299	537,177
Sales and marketing	43,098	51,675	133,746	118,250
General and administrative	50,333	41,198	144,128	124,509
Total	$342,959	$300,898	$937,213	$794,571

Stock Repurchases

In July 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which was completed in the third quarter of 2022. During the three months ended September 30, 2022, we repurchased 51.3 million shares of our Class A common stock under the program for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases. These shares are recorded as treasury stock on our consolidated balance sheets.

5. Business Acquisitions

2022 Acquisitions

In the nine months ended September 30, 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $120.5 million, which included $17.7 million in cash, $44.0 million in shares of our Class A common stock, and $58.8 million recorded in other liabilities on our consolidated balance sheets. Of the aggregate purchase consideration, $69.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $101.7 million is deductible for tax purposes.

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

Other 2021 Acquisitions

For the year ended December 31, 2021, we completed other acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $266.1 million, which included $139.5 million in cash, $93.7 million in shares of our Class A common stock, and $32.9 million recorded in other liabilities on our consolidated balance sheets.

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

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$1,588,452
Goodwill acquired	69,291
Foreign currency translation	(24,947)
Balance as of September 30, 2022	$1,632,796

Intangible assets consisted of the following:

	As of September 30, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.0	$937	$529	$408
Trademarks	1.5	800	411	389
Technology	3.2	338,557	154,903	183,654
Customer relationships	5.8	21,000	5,609	15,391
Patents	9.2	39,279	13,867	25,412
Other	1.3	6,000	2,126	3,874
		$406,573	$177,445	$229,128

	As of December 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands except years)
Domain names	4.6	$967	$365	$602
Trademarks	4.3	21,384	2,613	18,771
Technology	3.6	343,800	142,588	201,212
Customer relationships	5.1	53,709	6,332	47,377
Patents	4.0	21,195	11,503	9,692
		$441,055	$163,401	$277,654

Amortization of intangible assets was $20.9 million and $107.6 million for the three and nine months ended September 30, 2022, respectively, and $18.1 million and $43.0 million for the three and nine months ended September 30, 2021, respectively. In the second and third quarters of 2022, we revised the useful lives of certain customer relationships, trademarks, domain names, and technology, which resulted in a $43.6 million increase to amortization expense for the nine months ended September 30, 2022.

As of September 30, 2022, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2022	$24,741
2023	70,110
2024	57,168
2025	41,092
2026	16,664
Thereafter	19,353
Total	$229,128

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

The Exchange Agreements were accounted for as an induced conversion with the fair value of 0.7 million Exchange Shares, less accrued interest, recognized as an inducement expense in other income (expense), net in our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Inducement expense for the three and nine months ended September 30, 2021 was $4.5 million and $41.5 million, respectively. There was no inducement expense recorded for the three and nine months ended September 30, 2022. The common stock consideration issued under the original terms of the 2025 Notes and the 2026 Notes was accounted for under the general conversion accounting guidance with the net carrying amount of $1,132.6 million recorded in additional paid-in-capital and as a non-cash transaction excluded from cash activities on our consolidated statements of cash flows.

The Convertible Notes consisted of the following:

	As of September 30, 2022				As of December 31, 2021
	2025 Notes	2026 Notes	2027 Notes	2028 Notes	2025 Notes	2026 Notes	2027 Notes
	(in thousands)
Principal	$284,105	$838,482	$1,150,000	$1,500,000	$284,105	$838,493	$1,150,000
Unamortized debt issuance costs	(1,683)	(5,020)	(9,770)	(15,310)	(2,168)	(5,982)	(11,361)
Net carrying amount	$282,422	$833,462	$1,140,230	$1,484,690	$281,937	$832,511	$1,138,639

As of September 30, 2022, the debt issuance costs on the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes will be amortized over the remaining period of approximately 2.6 years, 3.8 years, 4.6 years, and 5.4 years, respectively.

Interest expense related to the amortization of debt issuance costs was $1.7 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. Contractual interest expense was $2.2 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $7.2 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of September 30, 2022 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2022. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.

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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2022, the Capped Call Transactions were out-of-the-money.

Credit Facility

In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2022, we had $32.4 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.0 billion in commitments as of September 30, 2022, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2022. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2022.

9. Leases

We have various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2022 and 2042. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements have free rent periods or escalating rent payment provisions.

Lease Cost

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$25,230	$17,795	$77,686	$49,883
Sublease income	(92)	(682)	(956)	(2,010)
Total net lease costs	$25,138	$17,113	$76,730	$47,873

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term	6.8	6.9
Weighted-average discount rate	4.9%	5.2%

We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.

Maturity of Lease Liabilities

The present value of our operating lease liabilities as of September 30, 2022 were as follows:

Operating Leases
(in thousands)
Remainder of 2022	$22,741
2023	78,620
2024	100,758
2025	96,844
2026	47,957
Thereafter	181,331
Total lease payments	$528,251
Less: Imputed interest	(85,843)
Present value of lease liabilities	$442,408

As of September 30, 2022, we have additional operating leases for facilities that have not yet commenced with lease obligations of $40.2 million. These operating leases will commence between 2022 and 2023 with lease terms of 5 years to 11 years.

Other Information

Cash payments included in the measurement of our operating lease liabilities were $20.6 million and $66.8 million for the three and nine months ended September 30, 2022, respectively, and $19.1 million and $54.1 million for the three and nine months ended September 30, 2021, respectively.

Lease liabilities arising from obtaining operating lease right-of-use assets were $134.8 million for the nine months ended September 30, 2022. There were no lease liabilities arising from obtaining operating lease right-of-use assets during the three months ended September 30, 2022. Lease liabilities arising from obtaining operating lease right-of-use assets were $8.4 million and $56.1 million for the three and nine months ended September 30, 2021, respectively.

10. Strategic Investments

We hold strategic investments in privately held companies with a carrying value of $226.7 million and $262.7 million as of September 30, 2022 and December 31, 2021, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

There were no gains or losses recognized on our strategic investments in privately held companies for the three months ended September 30, 2022. We recognized $19.7 million of unrealized gains and $45.9 million of realized gains on investments in privately held companies for the nine months ended September 30, 2022. We recognized unrealized gains on investments in privately held companies of $60.6 million and $136.0 million for the three and nine months ended September 30, 2021, respectively, and $27.8 million of realized gains for the nine months ended September 30, 2021.

Unrealized and realized gains on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three and nine months ended September 30, 2022 and 2021, respectively, was not material.

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

The following tables set forth our financial assets as of September 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis during the period:

	September 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,805,384	$—	$—	$1,805,384
Level 1 securities:
U.S. government securities	1,675,064	20	(13,648)	1,661,436
U.S. government agency securities	59,047	14	(149)	58,912
Publicly traded equity securities (1)	95,406	21,453	—	116,859
Level 2 securities:
Corporate debt securities	279,520	7	(2,429)	277,098
Commercial paper	336,741	—	—	336,741
Certificates of deposit	172,524	—	(2)	172,522
Total	$4,423,686	$21,494	$(16,228)	$4,428,952

(1)

In the second quarter of 2022, we reclassified a strategic investment from Level 3 to Level 1 at its fair value using the beginning-of-period approach, following the commencement of public market trading of the investment during the period (a portion of which was subject to short-term lock-up restrictions as of September 30, 2022).

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

We held investments in publicly traded companies with an aggregate carrying value of $116.9 million and $193.2 million as of September 30, 2022 and December 31, 2021, respectively, recorded as marketable securities. We recorded total gains of $76.2 million and total losses of $79.8 million related to these investments for the three and nine months ended September 30, 2022, respectively, within other income (expense), net on our consolidated statements of operations. Unrealized gains related to publicly traded equity securities still held as of September 30, 2022 were $53.5 million for the three months ended September 30, 2022 and unrealized losses were $69.7 million for the nine months ended September 30, 2022.

Gross unrealized losses on marketable debt securities were not material for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of September 30, 2022, $0.2 million of our total $2.4 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $262.6 million, $725.6 million, $798.0 million, and $1.0 billion, respectively. As of December 31, 2021, the fair value of the 2025 Notes, the 2026 Notes, and the 2027 Notes was $650.1 million, $1.9 billion, and $1.1 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

12. Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $9.2 million and $24.8 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $1.0 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.

13. Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2021	$(1,822)	$7,343	$5,521
OCI before reclassifications	(14,501)	(24,273)	(38,774)
Amounts reclassified from AOCI (1)	(18)	—	(18)
Net current period OCI	(14,519)	(24,273)	(38,792)
Balance at September 30, 2022	$(16,341)	$(16,930)	$(33,271)

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.

14. Property and Equipment, Net

The following table lists property and equipment, net by geographic area:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Property and equipment, net:
United States	$202,900	$174,826
Rest of world (1)	37,852	27,818
Total property and equipment, net	$240,752	$202,644

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.

15. Restructuring

In the third quarter of 2022, we initiated a strategic reprioritization plan, which included a reduction of our global employee headcount by approximately 20%. We expect to incur total restructuring charges of up to $190 million, primarily through December 31, 2022.

The following table summarizes the restructuring charges (benefits) in our consolidated statements of operations for the three months ended September 30, 2022:

	Severance and Related Charges (1)	Stock-Based Compensation Expense (Benefit)	Lease Exit and Related Charges	Other (2)	Total
	(in thousands)
Cost of revenue	$1,318	$(11)	$—	$13,092	$14,399
Research and development	46,528	27,848	—	683	75,059
Sales and marketing	27,800	(1,606)	—	730	26,924
General and administrative	15,420	4,038	16,626	2,097	38,181
Total	$91,066	$30,269	$16,626	$16,602	$154,563

(1)

Severance and related charges include cash severance expense and other termination benefits. The majority of cash paid for restructuring in the third quarter of 2022 was related to severance and benefits.

(2)	Other includes impairment and contract termination charges.

The liabilities related to the reprioritization plan were $42.1 million as of September 30, 2022.

16. Subsequent Events

In October 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time.

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

Overview of Third Quarter 2022 Results

Our key user metrics and financial results for the third quarter of 2022 were as follows:

User Metrics

•	Daily Active Users, or DAUs, increased 19% year-over-year to 363 million in Q3 2022.
•	Average revenue per user was $3.11 in Q3 2022, compared to $3.49 in Q3 2021.

Financial Results

•	Revenue increased 6% year-over-year to $1,128.5 million in Q3 2022.
•	Total costs and expenses increased 25% year-over-year to $1,563.7 million in Q3 2022.
•	Net loss was $359.5 million in Q3 2022, compared to $72.0 million in Q3 2021.
•	Diluted net loss per share was $(0.22) in Q3 2022, compared to $(0.05) in Q3 2021.
•	Adjusted EBITDA was $72.6 million in Q3 2022, compared to $174.2 million in Q3 2021.
•	Cash provided by operating activities was $55.9 million in Q3 2022, compared to $71.6 million in Q3 2021.
•	Free Cash Flow was $18.1 million in Q3 2022, compared to $51.7 million in Q3 2021.
•	Cash, cash equivalents, and marketable securities were $4.4 billion as of September 30, 2022.
•

In the third quarter of 2022, we initiated a strategic reprioritization plan, which included a reduction of our global employee headcount by approximately 20%. Total restructuring charges included in our consolidated statements of operations for the three months ended September 30, 2022 were $154.6 million, consisting primarily of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, and contract termination charges.

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

User Engagement

We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 363 million DAUs on average in the third quarter of 2022, an increase of 57 million, or 19%, from the third quarter of 2021.

Quarterly Average Daily Active Users

(in millions)

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Monetization

We recorded revenue of $1,128.5 million for the three months ended September 30, 2022, compared to revenue of $1,067.5 million for the same period in 2021, an increase of 6% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads. Macroeconomic conditions, platform policy changes, reduced advertiser demand, and increased competition have impacted, and we believe will likely continue, to impact revenue.

We measure our business using ARPU because it helps us understand the rate at which we’re monetizing our daily user base. ARPU was $3.11 in the third quarter of 2022, down from $3.49 in the third quarter of 2021. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Results of Operations

The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$1,128,476	$1,067,471	$3,302,112	$2,819,163
Operating loss	(435,242)	(180,824)	(1,107,709)	(676,942)
Net loss	(359,502)	(71,959)	(1,141,193)	(510,505)
Adjusted EBITDA (1)	72,640	174,199	144,298	289,893

(1)	For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”

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

Discussion of Results of Operations

The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,128,476	$1,067,471	$3,302,112	$2,819,163
Costs and expenses (1) (2):
Cost of revenue	466,757	443,473	1,334,031	1,301,095
Research and development	564,258	412,021	1,524,858	1,131,272
Sales and marketing	270,336	217,526	823,596	547,536
General and administrative	262,367	175,275	727,336	516,202
Total costs and expenses	1,563,718	1,248,295	4,409,821	3,496,105
Operating loss	(435,242)	(180,824)	(1,107,709)	(676,942)
Interest income	18,445	1,257	29,899	3,645
Interest expense	(5,425)	(4,031)	(16,147)	(13,626)
Other income (expense), net	71,961	112,631	(22,486)	176,971
Loss before income taxes	(350,261)	(70,967)	(1,116,443)	(509,952)
Income tax benefit (expense)	(9,241)	(992)	(24,750)	(553)
Net loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Adjusted EBITDA (3)	$72,640	$174,199	$144,298	$289,893

(1)	Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Stock-based compensation expense:
Cost of revenue	$2,745	$9,132	$8,040	$14,635
Research and development	246,783	198,893	651,299	537,177
Sales and marketing	43,098	51,675	133,746	118,250
General and administrative	50,333	41,198	144,128	124,509
Total	$342,959	$300,898	$937,213	$794,571

(2)	Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,548	$4,876	$16,121	$14,879
Research and development	23,722	17,321	68,207	42,715
Sales and marketing	4,586	6,306	61,039	14,654
General and administrative	2,435	4,007	8,315	12,030
Total	$36,291	$32,510	$153,682	$84,278

(3)

See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	42	42	41	46
Research and development	50	39	46	40
Sales and marketing	24	20	25	19
General and administrative	23	16	22	18
Total costs and expenses	139	117	134	123
Operating loss	(39)	(17)	(34)	(24)
Interest income	2	—	1	—
Interest expense	—	—	—	—
Other income (expense), net	6	11	(1)	6
Loss before income taxes	(31)	(7)	(34)	(18)
Income tax benefit (expense)	(1)	—	(1)	—
Net loss	(32)%	(7)%	(35)%	(18)%

Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$1,128,476	$1,067,471	$3,302,112	$2,819,163
Revenue as a dollar change		$61,005		$482,949
Revenue as a percentage change		6%		17%

Revenue for the three and nine months ended September 30, 2022 increased $61.0 million and $482.9 million compared to the same periods in 2021. Revenue increased in both periods due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Cost of Revenue	$466,757	$443,473	$1,334,031	$1,301,095
Cost of Revenue as a dollar change		$23,284		$32,936
Cost of Revenue as a percentage change		5%		3%

Cost of revenue for the three and nine months ended September 30, 2022 increased $23.3 million and $32.9 million compared to the same periods in 2021. The changes were primarily driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share, increased infrastructure costs attributable to DAU growth net of infrastructure cost efficiencies and content review costs across the platform, and $14.4 million relating to restructuring charges, offset by lower advertising partner and other costs.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Research and Development Expenses	$564,258	$412,021	$1,524,858	$1,131,272
Research and Development Expenses as a dollar change		$152,237		$393,586
Research and Development Expenses as a percentage change		37%		35%

Research and development expenses for the three and nine months ended September 30, 2022 increased $152.2 million and $393.6 million compared to the same periods in 2021. The increases were primarily driven by higher personnel expenses due to growth in research and development headcount, including increased cash- and stock-based compensation expenses and $75.1 million relating to restructuring charges.

Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Sales and Marketing Expenses	$270,336	$217,526	$823,596	$547,536
Sales and Marketing Expenses as a dollar change		$52,810		$276,060
Sales and Marketing Expenses as a percentage change		24%		50%

Sales and marketing expenses for the three and nine months ended September 30, 2022 increased $52.8 million and $276.1 million compared to the same periods in 2021. The increases were primarily driven by higher personnel expenses due to growth in sales and marketing headcount, including increased cash- and stock-based compensation expense, marketing investments, and $26.9 million relating to restructuring charges. These increases were also due to higher amortization expense, which resulted from our revision of the useful lives of certain customer relationships and trademarks.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
General and Administrative Expenses	$262,367	$175,275	$727,336	$516,202
General and Administrative Expenses as a dollar change		$87,092		$211,134
General and Administrative Expenses as a percentage change		50%		41%

General and administrative expenses for the three and nine months ended September 30, 2022 increased $87.1 million and $211.1 million compared to the same periods in 2021. These increases were primarily driven by higher personnel expenses, higher other administrative expenses, and $38.2 million relating to restructuring charges.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest Income	$18,445	$1,257	$29,899	$3,645
Interest Income as a dollar change		$17,188		$26,254
Interest Income as a percentage change		1,367%		720%

Interest income for the three and nine months ended September 30, 2022 increased $17.2 million and $26.3 million compared to the same periods in 2021. The increases were primarily a result of higher interest rates on U.S. government-backed securities and a higher overall invested cash balance.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest Expense	$(5,425)	$(4,031)	$(16,147)	$(13,626)
Interest Expense as a dollar change		$(1,394)		$(2,521)
Interest Expense as a percentage change		35%		19%

Interest expense for the three and nine months ended September 30, 2022 increased $1.4 million and $2.5 million compared to the same periods in 2021, primarily due to increases in amortization of debt issuance costs.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Other Income (Expense), Net	$71,961	$112,631	$(22,486)	$176,971
Other Income (Expense), Net as a dollar change		$(40,670)		$(199,457)
Other Income (Expense), Net as a percentage change		(36)%		(113)%

Other income, net for the three months ended September 30, 2022 was $72.0 million and other expense, net for the nine months ended September 30, 2022 was $22.5 million compared to other income, net of $112.6 million and $177.0 million in the same periods in 2021. Other income, net for the three months ended September 30, 2022 was primarily a result of $76.2 million total gains on publicly traded securities classified as marketable securities. Other income, net for the three months ended September 30, 2021 was primarily a result of a $123.2 million unrealized gain on strategic investments.

Other expense, net for the nine months ended September 30, 2022 was primarily a result of $79.8 million total losses on publicly traded securities classified as marketable securities, offset by a $19.7 million unrealized gain and a $45.9 million realized gain on strategic investments. Other income, net for the nine months ended September 30, 2021 was primarily a result of a $198.6 million unrealized gain and a $27.8 million realized gain on strategic investments offset by induced conversion expense related to the Convertible Notes of $41.5 million.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Income Tax Benefit (Expense)	$(9,241)	$(992)	$(24,750)	$(553)
Income Tax Benefit (Expense) as a dollar change		$(8,249)		$(24,197)
Income Tax Benefit (Expense) as a percentage change		832%		4376%
Effective Tax Rate	(2.6)%	(1.4)%	(2.2)%	(0.1)%

Income tax expense for the three and nine months ended September 30, 2022 was $9.2 million and $24.8 million, respectively, compared to an income tax expense of $1.0 million and $0.6 million, respectively, for the same periods in 2021. This change was primarily attributable to the partial valuation allowance releases on our deferred tax assets in the prior period due to deferred tax liabilities acquired in business acquisitions. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Net Loss as a dollar change		$(287,543)		$(630,688)
Net Loss as a percentage change		(400)%		(124)%

Adjusted EBITDA	$72,640	$174,199	$144,298	$289,893
Adjusted EBITDA as a dollar change		$(101,559)		$(145,595)
Adjusted EBITDA as a percentage change		58%		50%

Net loss for the three and nine months ended September 30, 2022 was $359.5 million and $1,141.2 million, respectively, compared to $72.0 million and $510.5 million, respectively, for the same periods in 2021. Adjusted EBITDA for the three and nine months ended September 30, 2022 was $72.6 million and $144.3 million, respectively, compared to $174.2 million and $289.9 million, respectively, for the same periods in 2021. These decreases in Adjusted EBITDA were driven by increased overall operating expenses and interest income, partially offset by our higher revenue, stock-based compensation expense, depreciation and amortization, other income (expense), net, and restructuring charges.

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

•	Adjusted EBITDA excludes income tax benefit (expense).

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$55,945	$71,552	$59,323	$107,352
Less:
Purchases of property and equipment	(37,836)	(19,836)	(82,381)	(45,310)
Free Cash Flow	$18,109	$51,716	$(23,058)	$62,042

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(359,502)	$(71,959)	$(1,141,193)	$(510,505)
Add (deduct):
Interest income	(18,445)	(1,257)	(29,899)	(3,645)
Interest expense	5,425	4,031	16,147	13,626
Other (income) expense, net	(71,961)	(112,631)	22,486	(176,971)
Income tax (benefit) expense	9,241	992	24,750	553
Depreciation and amortization	34,068	32,510	151,459	84,278
Stock-based compensation expense	312,690	300,898	906,944	794,571
Payroll and other tax expense related to stock-based compensation	6,561	21,615	39,041	87,986
Restructuring charges (1)	154,563	—	154,563	—
Adjusted EBITDA	$72,640	$174,199	$144,298	$289,893
(1)

Restructuring charges in the third quarter of 2022 were composed primarily of severance and related charges of $91.1 million, stock-based compensation expense, lease exit and related charges, impairment charges, and contract termination charges. These charges are non-recurring and not reflective of underlying trends in our business.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities were $4.4 billion as of September 30, 2022, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In July 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which was completed in the third quarter of 2022. During the three months ended September 30, 2022, we repurchased 51.3 million shares of our Class A common stock under the program for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.

In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2022, we had $32.4 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2022 and as a result, the 2028 Notes will not be eligible for optional conversion during the fourth quarter of 2022.

In 2021, we entered into the Exchange Agreements with certain holders of the 2025 Notes and the 2026 Notes pursuant to which we exchanged approximately $715.9 million principal amount of the 2025 Notes and approximately $426.5 million principal amount of the 2026 Notes for aggregate consideration of approximately 52.4 million shares of Class A common stock.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2022 and as a result, the 2027 Notes will not be eligible for optional conversion during the fourth quarter of 2022.

In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2022 and as a result, the 2025 Notes will not be eligible for optional conversion during the fourth quarter of 2022.

In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2022 and as a result, the 2026 Notes will not be eligible for optional conversion during the fourth quarter of 2022.

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

As of September 30, 2022, approximately 4% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash provided by (used in) operating activities	$55,945	$71,552	$59,323	$107,352
Net cash provided by (used in) investing activities	65,065	(155,202)	(941,161)	257,222
Net cash provided by (used in) financing activities	(500,296)	4,045	806,852	1,062,157
Change in cash, cash equivalents, and restricted cash	$(379,286)	$(79,605)	$(74,986)	$1,426,731
Free Cash Flow (1)	$18,109	$51,716	$(23,058)	$62,042

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

For Three and Nine Months Ended September 30, 2022 and 2021

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $55.9 million for the three months ended September 30, 2022, as compared to net cash provided by operating activities of $71.6 million for the three months ended September 30, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $343.0 million and gains on debt and equity securities, net of $75.8 million. Net cash provided by operating activities for the three months ended September 30, 2022 was also driven by a decrease in the accounts receivable balance of $17.4 million due to higher collections in the period and a $60.0 million increase in accrued expenses and other current liabilities, primarily due to the timing of payments.

Net cash provided by operating activities was $59.3 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $107.4 million for the nine months ended September 30, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $937.2 million, depreciation and amortization expense of $153.7 million, and losses on debt and equity securities, net of $15.6 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $65.1 million for the three months ended September 30, 2022, compared to net cash used in investing activities of $155.2 million for the same period in 2021. Our investing activities for the three months ended September 30, 2022 primarily consisted of maturities of marketable securities of $923.9 million and sales of marketable securities of $39.2 million, partially offset by purchases of marketable securities of $821.8 million and purchases of property, plant, and equipment of $37.8 million. Net cash provided by investing activities for the three months ended September 30, 2021 consisted of cash used in the purchase of marketable securities of $609.2 million partially offset by cash provided by the sales and maturities of marketable securities of $512.9 million.

Net cash used in investing activities was $941.2 million for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $257.2 million for the same period in 2021. Our investing activities for the nine months ended September 30, 2022 primarily consisted of purchases of marketable securities of $2.7 billion, partially offset by maturities of marketable securities of $1.8 billion. Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of cash provided by the sales and maturities of marketable securities of $2.4 billion, partially offset by the purchase of marketable securities of $1.9 billion and cash paid for acquisitions of $176.6 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $500.3 million for the three months ended September 30, 2022 and net cash provided by financing activities was $806.9 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $4.0 million and $1.1 billion for the same periods in 2021, respectively. Our financing activities for the three months ended September 30, 2022 consisted primarily of repurchases of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases. Our financing activities for the nine months ended September 30, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million and repurchases of our Class A common stock for an aggregate of $500.5 million. Our financing activities for the nine months ended September 30, 2021 consisted primarily of net proceeds of $1.1 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million.

Free Cash Flow

Free Cash Flow was $18.1 million and $(23.1) million for the three and nine months ended September 30, 2022, respectively, compared to $51.7 million and $62.0 million for the three and nine months ended September 30, 2021, respectively. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items as well as changes in working capital and other operating assets and liabilities. Free Cash Flow also included purchases of property and equipment of $37.8 million and $82.4 million for the three and nine months ended September 30, 2022, respectively, compared to $19.8 million and $45.3 million for the three and nine months ended September 30, 2021, respectively. See “Non-GAAP Financial Measures.”

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

Commitments

We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.0 billion in commitments, as of September 30, 2022, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Qualitative and Quantitative Factors about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:

Interest Rate Risk

We had cash and cash equivalents totaling $1.9 billion and $2.0 billion at September 30, 2022 and December 31, 2021, respectively. We had marketable securities totaling $2.5 billion and $1.7 billion at September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of September 30, 2022. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of September 30, 2022. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.

In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $0.3 billion remains outstanding as of September 30, 2022. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $0.8 billion remains outstanding as of September 30, 2022. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk

For all periods presented, our revenue and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with revenue and cost-based activities. However, due to fluctuations in exchange rates resulting from the current macroeconomic environment, and in particular, a strengthening of the U.S. dollar in relation to the Euro and British Pound, we have, and may in the future experience negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar. The functional currency of our material operating entities is the U.S. dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

In August 2022, we, and certain of our directors, were named as defendants in a class action lawsuit in federal court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty.

We believe we have meritorious defenses to these lawsuits, and continue to defend the lawsuits vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs (or if any of those discussed elsewhere in this Quarterly Report on Form 10-Q occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we have achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding convertible senior notes or other indebtedness when due, and further delay or hinder our ability to sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.

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

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, and geo-political events, including the conflict in Ukraine. In addition, macro-economic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.

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

We had 363 million DAUs on average in the quarter ended September 30, 2022. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our application. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities in order for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.

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

Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2021, 2020, and 2019, advertising revenue accounted for approximately 99%, 99%, and 98% of total revenue, respectively. Even though we are exploring other revenue streams, such as subscription models, we still expect this trend to continue for the foreseeable future. Although we try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.

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

●	adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation;
●	adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
●	advertiser or user perception that content published by us, our users, or our partners is objectionable;
●	the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
●	changes in the way advertising is priced or its effectiveness is measured;
●	our inability, or perceived inability, to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
●	our inability to collect and disclose data or access a user’s identifier for advertising or similar deterministic identifiers that new and existing advertisers may find useful;
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;

●	volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
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

Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2022, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.

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
In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, our board of directors approved the future declaration and payment of a special dividend of one share of Class A Common stock on each outstanding share of Snap’s common stock, subject to certain triggering conditions. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

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

The global impact of COVID-19 continues to evolve, and we will continue to monitor the situation closely. Although the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including when we are able to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemic will not occur, or if or when the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

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

We believe Snapchat remains an important communication tool for family and friends in the region. However, in March 2022, we stopped all advertising running in Russia, Belarus, and Ukraine and halted advertising sales to all Russian and Belarusian entities. Many countries have placed sanctions and other restrictions on doing business with Russian or Belarusian businesses and certain individuals. In response, Russia and Belarus have enacted restrictions and sanctions of their own. These new laws, regulations, and sanctions are rapidly evolving and may conflict with each other, leading to uncertainty and possible mistakes in compliance. Should we violate such existing or similar future sanctions or regulations, we may be subject to substantial monetary fines and other penalties that could seriously harm our business. In addition, we may be restricted from offering our products or services in these countries, and any reduction in availability or use could negatively impact our DAU, revenue, or operations.

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

Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In August 2022, we announced a strategic reprioritization in which we will substantially reduce or eliminate investments not directly connected to our top priorities of community growth, revenue growth, and augmented reality. The short- and long-term impact of any major change, like our 2018 application redesign, the rewrite of our application for Android users in 2019, and our strategic reprioritization in 2022, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both. Additionally, we frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement.

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

In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022 we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. In addition, new products or features that we launch may ultimately prove unsuccessful and may be eliminated in the future. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.

Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.

We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, communication, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business.

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

We have incurred operating losses in the past, and may not be able to attain and sustain profitability.

We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2022, we had an accumulated deficit of $9.4 billion and for the three months ended September 30, 2022, we experienced a net loss of $359.5 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.

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

As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic reprioritization in 2022, media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a continually evolving business model, based on reinventing the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. For example, investors may believe our timing and path to increased monetization will be faster or more effective than our current plans or than actually takes place. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.

If our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.

Our efforts to protect the information that our users, advertisers, and partners have shared with us may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees, users, or advertisers to disclose information to gain access to our data or our users’ or advertisers’ data. In a hybrid or remote working environment, we and our employees may be more susceptible to such attacks. If any of these events occur, our or our users’, advertisers’, or employees’ information could be accessed or disclosed improperly. We have previously suffered the loss of confidential information related to employee error and vendor breaches. Our Privacy Policy governs how we may use and share the information that our users have provided us. Some advertisers and partners may store information that we share with them. If these third parties fail to implement adequate data security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our users’ data.

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

Cyberattacks and cyberextortion incidents are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems or networks are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available. Any attacks on our supply chain or software, or the perception that one has occurred, could result in a loss of our users’ or advertisers’ confidence in the security of our platform and damage to our brand, reduce the demand for our products and services, disrupt business operations, result in the exfiltration of employee, personal, or proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations or our policies, and seriously harm our business.

While we maintain a bug bounty program to assist us in identifying vulnerabilities in our products before they are launched or exploited by cyber threat actors, there is no guarantee that we will be able to discover all such threats to our service. Cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained through breaches of non-Snap platforms and services, password stealing malware, social engineering, or other tactics and techniques and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, download user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to our systems. If these cyber threat actors are successful or there is a perception that such an attack has occurred, we may be required to notify our users and regulators, and such attacks may disrupt our business operations and users’ access to the platform, harm other users, expose us to legal liabilities, and cause us to lose the trust of our users.

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

We regularly review and share metrics, including our DAUs and ARPU metrics, with our investors, advertisers, and partners to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodology has not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally that may require significant judgment and are subject to technical errors. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

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

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application, but only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.

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

We are subject to a variety of laws, regulations, and executive actions that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content and content moderation, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws, regulations, and executive actions can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws, regulations, and executive actions constantly evolve, and may be issued or changed with limited advance notice. For example, an executive order under the prior U.S. administration was issued prohibiting certain transactions with a Chinese-owned company, with the prohibition becoming effective 45 days after the date of the order. In addition, the application and interpretation of these laws, regulations, and executive actions are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws, regulations, and executive actions are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have recently been adopted or are currently pending before, and we believe a number of investigations into other technology companies are currently being conducted by, federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. GDPR in the European Union, which went into effect in May 2018, placed new data protection obligations and restrictions on organizations. This has now been followed by the Digital Services Act, or DSA, which requires further change to our products, policies, and procedures by late 2023 or early 2024. If we are not compliant with the requirements of GDPR and DSA, as well as similar laws in our other markets, we may be subject to significant fines and our business may be seriously harmed. In addition, the CCPA went into effect in January 2020 and the CPRA, which expands the requirements for handling personal data of California residents, goes into effect in January 2023. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. In 2022, Virginia, Colorado, Connecticut, and Utah also passed privacy laws that go into effect in 2023. The potential effects of these laws or any other legislation, including any implementing regulations, are or may be far-reaching, uncertain, and evolving, and may require us, our partners, and advertisers to modify data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other state, federal, and foreign legislative and regulatory bodies have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. Changes in the European Union’s Electronic Communications Code, which became effective in December 2020, may result in the expanded applicability of the European Union’s ePrivacy Directive over parts of our services, requiring us to make changes to how we process and store certain types of communications data of users in the European Union, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. The U.K.’s Age Appropriate Design Code, or AADC, which focuses on online safety and protection of children’s privacy online became effective in September 2021. Noncompliance with the AADC may result in audits by the U.K.’s Information Commissioner Office, or ICO, the regulatory body set up to uphold information rights, and other EU regulators as noncompliance with the AADC may indicate noncompliance with the GDPR. The ICO continues to engage with industry leaders to interpret and maintain compliance with the AADC. California’s Age-Appropriate Design Code, which is modeled after the AADC, goes into effect in 2024 and non-compliance with the law could result in regulatory action, including injunctions and statutory civil penalties. Furthermore, in December 2018, the Australian government passed the Assistance and Access Bill 2018 that provides Australian law enforcement authorities with mechanisms to make requests for electronic communication, even if the data is end-to-end encrypted like some of the data in Snapchat, which may create new obligations for companies providing communication services and make their data less secure.

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

●	restructuring or other charges and unexpected costs or other operating expenses;
●	the number of advertisements shown to users;
●	the pricing of our advertisements and other products;
●	our ability to demonstrate to advertisers the effectiveness of our advertisements;
●	the diversification and growth of revenue sources beyond current advertising;
●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	our ability to maintain operating margins, cash provided by operating activities, and Free Cash Flow;
●	our ability to accurately forecast consumer demand for our physical products and adequately manage inventory;
●	system failures or breaches of security or privacy, and the costs associated with such breaches and remediations;
●	inaccessibility of Snapchat, or certain features within Snapchat, due to third-party or governmental actions;
●	stock-based compensation expense;
●	our ability to effectively incentivize our workforce;

●	adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
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

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
●	fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our consolidated balance sheet;
●	changes in our effective tax rate;
●	announcements by competitors of significant new products, licenses, or acquisitions;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
●	our ability to meet minimum spending commitments in agreements with our infrastructure providers;
●	changes in accounting standards, policies, guidance, interpretations, or principles;
●	the effect of war or other armed conflict on our workforce, operations, or the global economy; and
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

On August 31, 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction is part of a broader strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the quarter ended September 30, 2022, we incurred pre-tax charges of $154.6 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, and contract termination charges. We expect to incur total restructuring charges of up to $190 million, primarily through December 31, 2022. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.

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

Beginning in 2021, we implemented a new enterprise resource planning system, or ERP, and migrated our general ledger, consolidation, and planning processes onto the new system. As we periodically augment and enhance our financial systems, we may experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.

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

These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, on August 31, 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction is part of a broader strategic reprioritization by the company to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the quarter ended September 30, 2022, we incurred pre-tax charges of $154.6 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, and contract termination charges. We expect to incur total restructuring charges of up to $190 million, primarily through December 31, 2022. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.

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

We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. The United States Supreme Court recently agreed to hear a case concerning the scope of CDA protection; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.

From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.

We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated Illinois’ Biometric Information Privacy Act, or BIPA, with respect to many Illinois users of Snapchat and that we are liable to those users for statutory damages. We compelled arbitration, which the court granted, dismissing the case and ordering the parties to arbitrate the matter; that ruling compelling arbitration was recently upheld on appeal. Some plaintiffs’ attorneys have also indicated a desire to initiate arbitrations against us, arguing that we violated BIPA, in some cases on behalf of large numbers of Illinois users. We believe we have meritorious defenses to these lawsuits and arbitrations and are actively engaged in resolving these matters, but an unfavorable outcome in these lawsuits or arbitrations could seriously harm our business. Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending them is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. In August 2022, we, and certain of our directors, were named as defendants in a class action lawsuit in federal court purportedly brought on behalf of Class A stockholders, alleging that a transaction between the Company’s co-founders and the Company, in which the co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.

We may face lawsuits, incur liability, or need to seek licenses based on information posted to our products.

We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content may expose us to lawsuits. We are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. Other lawsuits allege that the design of our platform and those of our competitors is addictive and harmful to minor users’ mental health, sometimes resulting in negative mental health outcomes. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain and unfavorable outcomes could seriously harm our business. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be less than the protection that exists in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states were required to implement by June

2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes. In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA, and some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. The United States Supreme Court recently agreed to hear a case concerning the scope of CDA protection; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Such changes could decrease or change our protections from liability for third-party content in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages, or license costs. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, we may incur significant costs or be required to make significant changes to our products, business practices, or operations and our business could be seriously harmed.

We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.

We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 40 languages, and we have offices in more than 15 countries. We plan to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:

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

Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2022, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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

We have historically incurred net losses and negative cash flow from operations, and we may not attain and sustain profitability in future periods. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could seriously harm our business, or the financial markets and the market price of our Class A common stock.

Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in December 2017 and significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.

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

Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2022, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.

Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. In addition, S&P Dow Jones, another provider of widely followed stock indexes, has stated that companies with multiple share classes will not be eligible for certain of their indexes. As a result, our Class A common stock is not eligible for these stock indexes. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile.

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

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2021 that are customarily included in a proxy statement are instead included in our Annual Report, rather than a proxy statement. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.

The trading price of our Class A common stock has been and will likely continue to be volatile.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Shares of Class A common stock were sold in our IPO in March 2017 at a price of $17.00 per share. Since then, the trading price of our Class A common stock has ranged from $4.82 to $83.34 through September 30, 2022. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and may require us to issue more equity to incentivize team members which could dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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
●

price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, the COVID-19 pandemic, inflationary pressures, war, armed conflict, including Russia’s invasion of Ukraine, incidents of terrorism, or responses to these events;

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

We may not realize the anticipated long-term stockholder value of any stock repurchase program undertaken by us and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.

Our board of directors has in the past and may from time to time in the future authorize stock repurchase programs, pursuant to which repurchases of Class A common stock may be made either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Any repurchase programs may be modified, suspended, or terminated at any time. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of a stock repurchase program could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although stock repurchase programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of any such program.

Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.

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

●

our board of directors has the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

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

If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2022, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.6 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of September 30, 2022, 94.2 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 371.2 million shares (including options exercisable and RSAs subject to forfeiture as of September 30, 2022) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.

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

We are required to maintain adequate internal control over financial reporting, perform system and process evaluation and testing of those internal controls to allow management to report on their effectiveness, report any material weaknesses in such internal controls, and obtain an opinion from our independent registered public accounting firm regarding the effectiveness of such internal controls as required by Section 404 of the Sarbanes-Oxley Act, all of which is time-consuming, costly, and complicated. If we are unable to comply with these requirements in a timely manner, if we assert that our internal control over financial reporting is ineffective, if we identify material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. In addition, we could become subject to investigations by the NYSE, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

By complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. Additionally, in August 2022, we, and certain of our directors, were named as defendants in a class action lawsuit in federal court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes stock repurchase activity for the three months ended September 30, 2022 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
July 1 - July 31, 2022	51,312	$9.75	51,312	$—
August 1 - August 31, 2022	—	—	—	—
September 1 - September 30, 2022	—	—	—	—
Total	51,312	$9.75	51,312	$—

(1)

In July 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock, which was completed in the third quarter of 2022. During the three months ended September 30, 2022, we repurchased 51.3 million shares of our Class A common stock under the program for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-2158	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

10.1	Co-Founder Agreement among Snap Inc., Evan Spiegel, and other Holders signatory thereto, made as of July 21, 2022.	8-K	001-38017	10.1	July 21, 2022

10.2	Co-Founder Agreement among Snap Inc., Robert Murphy, and other Holders signatory thereto, made as of July 21, 2022.	8-K	001-38017	10.2	July 21, 2022

10.3	Employment Agreement by and between Snap Inc. and Evan Spiegel, dated July 21, 2022.	8-K	001-38017	10.3	July 21, 2022

10.4	Employment Agreement by and between Snap Inc. and Robert Murphy, dated July 21, 2022.	8-K	001-38017	10.4	July 21, 2022

10.5	Transition Agreement, by and between Snap Inc. and Jeremi Gorman, dated August 30, 2022.	8-K	001-38017	10.1	August 31, 2022

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: October 20, 2022	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 20, 2022	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)