Form 10-K
period 2022-12-31
Snap Inc
filed 2023-02-01
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38017
______________________________________________________
SNAP INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	45-5452795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 31st Street, Santa Monica, California 90405
(Address of principal executive offices, including zip code)
(310) 399-3339
(Registrant’s telephone number, including area code)
______________________________________________________
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
If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $16.7 billion.
As of January 27, 2023, the Registrant had 1,327,186,321 shares of Class A common stock, 22,521,887 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.
Auditor Firm Id: 42           Auditor Name: Ernst & Young LLP           Auditor Location: Los Angeles, CA, United States

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, our future stock repurchase programs or stock dividends, business strategy and plans, user growth and engagement, product initiatives, objectives of management for future operations, and advertiser and partner offerings, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, geo-political conflicts, and the COVID-19 pandemic, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, including among other things:
•our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;
•our ability to generate and sustain positive cash flow;
•our ability to attract and retain users and partners;
•our ability to attract and retain advertisers;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to effectively manage our growth and future expenses;
•our ability to comply with modified or new laws, regulations, and executive actions applying to our business;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to successfully expand in our existing market segments and penetrate new market segments;
•our ability to attract and retain qualified team members and key personnel;
•our ability to repay outstanding debt;
•future acquisitions of or investments in complementary companies, products, services, or technologies; and
•the potential adverse impact of climate change, natural disasters, health epidemics, including the COVID-19 pandemic, macroeconomic conditions, and war or other armed conflict, including Russia’s invasion of Ukraine, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.
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

We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy laws and mobile operating systems have made it more difficult for us to measure the effectiveness of advertisements on our services. Additionally, individuals are becoming increasingly resistant to the processing of personal data to deliver behavioral, interest-based, or targeted advertisements, and regulators are likewise scrutinizing such data processing activities, which could reduce the demand for our products and services and threaten our primary revenue stream. Alternative methods, to the extent we can develop such methods in light of changes to privacy laws, mobile operating system requirements, and other changes, will take time to develop and become more widely adopted by our advertisers, and may not be as effective as prior methods.

We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected and may continue to negatively affect our operating results. In addition, our advertising business is seasonal, volatile, and cyclical, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.

Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, and geo-political events, including the conflict in Ukraine. In addition, macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users, or to generate meaningful revenue, if at all. In addition, we have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced rapid growth in our community over the last few years, we have also experienced declines and there can be no assurance that won’t happen again.
Many of our competitors have significantly more resources and larger market shares than we do, each of which gives them advantages over us that can make it more difficult for us to succeed.

3.    Our Partners
We primarily rely on Google, Apple, and Amazon to provide their mobile operating systems and other services for our applications and other core services, including our platform. If these partners do not provide their services as we expect, terminate their services, or change or interpret the terms of our agreements, or change the functionality of their mobile operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, and these may harm our reputation, increase our costs, or make it harder for us to sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.
4.    Our Technology and Regulation
Our business is complex and success depends on our ability to rapidly innovate, the interoperability of our service on many different smartphones and mobile operating systems, and our ability to handle sensitive user data with the care our users expect. Because our systems and our products are constantly changing, we are susceptible to data breaches, cyber attacks, security incidents, bugs, and other vulnerabilities and errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and operating systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, may lead to costly litigation or otherwise adversely impact our business.
We also must actively protect our intellectual property. We are subject to various legal proceedings, claims, class actions, inquiries, and investigations related to our intellectual property, which may be costly or distract management. We also rely on a variety of statutory and common-law frameworks for the content we provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, and the fair-use doctrine, each of which has been subject to adverse judicial, political, and regulatory scrutiny in recent times.
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

PART I
Item 1. Business.
Overview
Snap Inc. is a technology company. We believe the camera presents the greatest opportunity to improve the way people live and communicate. We contribute to human progress by empowering people to express themselves, live in the moment, learn about the world, and have fun together.
Our flagship product, Snapchat, is a visual messaging application that enhances your relationships with friends, family, and the world. Visual messaging is a fast, fun way to communicate with friends and family using augmented reality, video, voice, messaging, and creative tools. Snaps are deleted by default to mimic real-life conversations, so there is less pressure to look popular or perfect when creating and sending images on Snapchat. By reducing the friction typically associated with creating and sharing content, Snapchat has become one of the most used cameras in the world.
The camera is a powerful tool for communication and the entry point for augmented reality experiences. By opening directly to the camera, Snapchat empowers our community to express themselves instantly and offers millions of augmented reality Lenses for self expression, learning, and play. In the way that the flashing cursor became the starting point for most products on desktop computers, we believe the camera screen will be the starting point for most products on smartphones. This is because images created by smartphone cameras contain more context and richer information than other forms of input like text entered on a keyboard. Given the magnitude of this opportunity, we are investing and innovating to continue to deliver products and services that are differentiated and that are better able to reflect and improve our life experiences.
Snapchat
Snapchat is our core mobile device application and contains five distinct tabs, complemented by additional tools that function outside of the application. With a breadth of visual messaging and content experiences available within the application, Snapchatters can interact with all five, or a subset of those five tabs.
Camera: The Camera is a powerful tool for communication and the entry point for augmented reality experiences in Snapchat. Snapchat opens directly to the Camera, making it easy to create a Snap and send it to friends. Our augmented reality, or AR, capabilities within our Camera allow for creativity and self-expression. We offer millions of Lenses, created by both us and our community, along with creative tools and licensed music and audio clips, which make it easy for people to personalize and contextualize their Snaps. We also offer voice and scanning technology within our Camera. While Snaps are deleted by default to mimic real-life conversations, users can save their creativity through a searchable collection of Memories stored on both their Snapchat account and their mobile device. A user can also create Snaps on our wearable devices, Spectacles. Spectacles connect seamlessly with Snapchat and capture photos and video from a human perspective. Our latest version of Spectacles, designed for creators, overlays AR Lenses directly onto the world.
Visual Messaging: Visual Messaging is a fast, fun way to communicate with friends and family using augmented reality, video, voice, messaging and creative tools. They can also communicate with our proprietary personalized avatar tool, Bitmoji, and its associated contextual stickers and images, which integrate seamlessly into both mobile devices and desktop browsers.
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
Stories: Stories are a fun way to stay connected with people you care most about. Stories feature content from a Snapchatter’s friends, our community, and our content partners. Friends Stories allow our community to express themselves in narrative form through photos and videos, shown in chronological order, to their friends. The Discover section of this tab displays curated content based on a Snapchatter’s subscriptions and interests, and features news and entertainment from both our creator community and publisher partners. We also offer Public Profiles, as a way for our creator community and our advertising partners to memorialize and scale their content and AR Lenses on our platform.

Spotlight: Spotlight showcases the best of Snapchat, helping people discover new creators and content in a personalized way. Here we surface the most entertaining Snaps from our community all in one place, which becomes tailored to each Snapchatter over time based on their preferences and favorites. The Trending page allows Snapchatters to discover and engage with popular topics and genres.
Additionally, we offer Snapchat+, our subscription product that provides subscribers access to exclusive, experimental, and pre-release features. Snapchat+ offers a variety of features from allowing Snapchatters to customize the look and feel of their app, to giving special insights into their friendships. We also offer Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web.
Our Partner Ecosystem
Many elements and features of Snapchat are enhanced by our expansive partner ecosystem that includes developers, creators, publishers, and advertisers, among others. We help them create and bring diverse content and experiences into Snapchat, leverage Snapchat capabilities in their own applications and websites, and use advertising to promote these and other experiences to our large, engaged, and differentiated user base. We seek to reward our partner ecosystem for their creativity, and continue to support them as they grow their audience and build their business on Snapchat.
Developers are able to integrate with Snapchat and its core technologies, like Snap’s AR Camera and Bitmoji, through a variety of tools. Creative Kit gives developers and their communities a seamless sharing experience from their app directly to Snapchat. Through Camera Kit, our partners can embed Snap’s AR platform directly into their application, extending the use of AR beyond self-expression and communication use cases. We also provide developers a turnkey suite of tools and services that enable them to create AR Lenses and track the performance of those through analytics. Finally, developers can bring an inclusive mode of identity and expression to their apps and games with our Bitmoji for Developers APIs and SDKs.
AR creators can use Lens Studio, our powerful desktop application designed for creators and developers, to build augmented reality experiences for Snapchatters. Spotlight creators can utilize our content creation tools to reach millions of Snapchatters and build their businesses through various monetization opportunities. Our Creator Marketplace connects both AR and Spotlight creators directly with our advertising partners. We provide monetizable opportunities through programs like the Snap Lens Network and Ghost, which provide grants to support AR product development across many industries. We also support our content creator community through a number of programs, including advertising revenue sharing on our mid-roll advertisements in Snap Stars’ Stories.
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
AR Ads: Advertising through Snap’s AR tools unlocks the ability to reach a unique audience in a highly differentiated way through AR Lenses. AR Lenses are designed through our camera to take advantage of the reach and scale of our augmented reality platform to create visually engaging 3D experiences, including the ability to visualize and try on products such as beauty, apparel, accessories, and footwear. AR Lenses can be memorialized on Snapchat, through Public Profiles that aggregate content and lenses in a single, easy to find place.
Snap Ads: We let advertisers tell their stories the same way our users do, using full screen videos with sound. These also allow advertisers to integrate additional experiences and actions directly within these advertisements, including watching a long-form video, visiting a website, or installing an app. Snap Ads include the following:
•Single Image or Video Ads: These are full screen ads that are skippable, and can contain an attachment to enable Snapchatters to swipe up and take action.

•Story Ads: Story Ads are branded tiles that live within the Discover section of the Stories tab that can be either video ads or a series of 3 to 20 images.
•Collection Ads: Collection Ads feature four tappable tiles to showcase multiple products, giving Snapchatters a frictionless way to browse and buy.
•Dynamic Ads: Dynamic ads leverage our machine learning algorithm to match a product catalog to serve the right ad to the right Snapchatter at the right time.
•Commercials: Commercials are non-skippable for six seconds, but can last up to three minutes. These ads appear within Snapchat’s curated content.
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
Measuring Advertising Effectiveness: We offer first-party measurement solutions and we support our advertising partners preferred third-party measurement solutions to provide a vast array of analytics on campaign attributes like reach, frequency, demographics, and viewability; changes in perceptions like brand favorability or purchase intent; and lifts in actual behavior like purchases, foot traffic, app installs, and online purchases.
Technology
Our research and development efforts focus on product development, advertising technology, and large-scale infrastructure.
Product Development: We work relentlessly and invest heavily to create and improve products for our community and our partners. We develop a wide range of products related to visual messaging and storytelling that are powered by a variety of new technologies.
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
Diversity, Equity, and Inclusion: Snap has long supported a Diversity, Equity and Inclusion, or DEI, program, and we have made progress on a number of fronts, including diversifying our board of directors and executive leadership, introducing new accountability around DEI outcomes, maintaining an allyship program to inspire a more inclusive culture, and enhancing our recruiting process to continue driving diverse hiring. To aid in our mission, we publish a Diversity Annual Report that discusses our goals with respect to diversity, equity, and inclusion efforts. This report outlines our beliefs around the idea that an inclusive workplace and inclusive products are central to achieving that purpose. This report is excerpted in our broader CitizenSnap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.
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
As of December 31, 2022, we had approximately 5,288 full-time employees, of whom approximately 57% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.
Climate Change: We continue to deepen our commitment to help combat climate change. In 2021, we adopted science-based emissions reduction targets approved by the Science Based Targets Initiative and became historically carbon neutral from our founding in 2011 through 2020. In 2022, we remained carbon neutral by purchasing offsets to balance emissions attributable to Snap through December 31, 2021 and are committed to achieving net negative carbon emissions by 2030. We also purchased renewable energy certificates in 2022 sufficient to cover all of the electricity consumed in our global operations for the year ended December 31, 2021.
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
When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understands exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Privacy and Safety Hub where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, and explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. This is where you’ll also find our Transparency Report in which we provide insight into these efforts and visibility into the nature and volume of content reported on our platform.

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
As of December 31, 2022, we had approximately 2,425 issued patents and approximately 3,247 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2023 and 2047. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors.
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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs (or if any of those discussed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our ecosystem of users, advertisers, and partners depends on the engagement of our user base. Our user base growth rate has declined in the past and it may do so again in the future. If we fail to retain current users or add new users, or if our users engage less with Snapchat, our business would be seriously harmed.
We had 375 million daily active users, or DAUs, on average in the quarter ended December 31, 2022. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android mobile operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
Snapchat is free and easy to join, the barrier to entry for new entrants in our business is low, and the switching costs to another platform are also low. Moreover, the majority of our users are 18-34 years old. This demographic may be less brand loyal and more likely to follow trends, including viral trends, than other demographics. These factors may lead users to switch to another product, which would negatively affect our user retention, growth, and engagement. Snapchat also may not be able to penetrate other demographics in a meaningful manner. Falling user retention, growth, or engagement could make Snapchat less attractive to advertisers and partners, which may seriously harm our business. In addition, we continue to compete with other companies to attract and retain our users’ attention. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average. There are many factors that could negatively affect user retention, growth, and engagement, including if:
•users engage more with competing products instead of ours;
•our competitors continue to mimic our products or improve on them;
•we fail to introduce new and exciting products and services or those we introduce or modify are poorly received;

•our products fail to operate effectively or compatibly on the iOS or Android mobile operating systems;
•we are unable to continue to develop products that work with a variety of mobile operating systems, networks, and smartphones;
•we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display or the structure and design of our products;
•we are unable to combat spam, bad actors, or other hostile or inappropriate usage on our products;
•there are changes in user sentiment about the quality or usefulness of our products in the short-term, long-term, or both;
•there are concerns about the privacy implications, safety, or security of our products and our processing of personal data;
•our content partners do not create content that is engaging, useful, or relevant to users;
•our content partners decide not to renew agreements or devote the resources to create engaging content, or do not provide content exclusively to us;
•advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
•our products are subject to increased regulatory scrutiny or approvals, including from international privacy regulators (particularly in the EEA/UK), or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;
•technical or other problems frustrate the user experience, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner;
•we fail to provide adequate service to users, advertisers, or partners;
•we do not provide a compelling user experience to entice users to use the Snapchat application on a daily basis, or our users don’t have the ability to make new friends to maximize the user experience;
•we, our partners, or other companies in our industry segment are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract;
•we do not maintain our brand image or our reputation is damaged; or
•our current or future products reduce user activity on Snapchat by making it easier for our users to interact directly with our partners.
Any decrease to user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.
Snapchat depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those mobile operating systems, hardware, networks, regulations, or standards may seriously harm our user retention, growth, and engagement.
Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such mobile operating systems and application stores, primarily Google and Apple, each have approval authority over our core products and provide consumers with other products that compete with ours, and there is no guarantee that any approval will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these mobile operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the mobile operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes time to optimize new products and features to function with the variety of existing mobile operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.
Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control and which may be subject to future changes. In addition, the proposal or adoption of any laws, regulations, or initiatives that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products and increase our cost of doing business.
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
Google and Amazon provide distributed computing infrastructure platforms for business operations, commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS, have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google and AWS and our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with Google Cloud or AWS, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation if the level of service decreases. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.

In addition, Google or Amazon may take actions beyond our control that could seriously harm our business, including:
•discontinuing or limiting our access to its cloud platform;
•increasing pricing terms;
•terminating or seeking to terminate our contractual relationship altogether;
•establishing more favorable relationships or pricing terms with one or more of our competitors; or
•modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.
We generate substantially all of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or a reduction in how much they spend could seriously harm our business.
Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2022, 2021, and 2020, advertising revenue accounted for approximately 99%, 99%, and 99% of total revenue, respectively. Even though we have introduced other revenue streams, including a subscription model, we still expect this trend to continue for the foreseeable future. Although we try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. Any economic or political instability, whether as a result of the COVID-19 pandemic, the conflict in Ukraine, the macroeconomic climate, or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.
Moreover, we rely heavily on our ability to collect and disclose data, and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction or inability, whether by law, regulation, policy, or other reason, to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. Regulators around the world are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. The processing of personal data for personalized advertising under GDPR continues to be under increased scrutiny from European regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. The upcoming European Digital Services Act, or DSA, which will go into effect in late 2023 or early 2024, prohibits targeted advertising to minors based on the profiling of personal information in the European Union. Other European legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. For example, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Outside of Europe, other laws further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, in the United States, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act of 2020, or CPRA (operative January 2023), place additional requirements on the handling of personal data for us, our partners, and our advertisers, such as granting California residents the right to opt-out of a company’s sharing of personal data for certain advertising purposes in exchange for money or other valuable consideration. Other states are considering similar legislation. Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to join data from third party apps and websites with data from Snapchat for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business.
Furthermore, in April 2021, Apple issued an iOS update that imposes heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Firefox, Safari, and Chrome, have or plan to make similar changes as well. These changes have adversely affected our targeting, measurement, and optimization capabilities, and in turn affected our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community is uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. While we implement alternative solutions, we are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue could also be seriously harmed by many other factors, including:
•diminished or stagnant growth, or a decline, in the total and regional number of DAUs on Snapchat;
•our inability to deliver advertisements to all of our users due to hardware, software, or network limitations;
•a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Visual Messaging, Map, Stories, and Spotlight platforms;
•our inability to create new products that sustain or increase the value of our advertisements;
•changes in our user demographics that make us less attractive to advertisers;
•lack of ad creative availability by our advertising partners;
•a decline in our available content, including if our content partners do not renew agreements, devote the resources to create engaging content, or provide content exclusively to us;
•decreases in the perceived quantity, quality, usefulness, or relevance of the content provided by us, our community, or partners;
•increases in resistance by users to our collecting, using, and sharing their personal data for advertising-related purposes;
•changes in our analytics and measurement solutions, including what we are permitted to collect and disclose under the terms of Apple’s and Google’s mobile operating systems, that demonstrate the value of our advertisements and other commercial content;
•competitive developments or advertiser perception of the value of our products that change the rates we can charge for advertising or the volume of advertising on Snapchat;
•product changes or advertising inventory management decisions we may make that change the type, size, or frequency of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;
•adverse legal developments relating to advertising, including changes mandated or prompted by legislation, regulation, executive actions, or litigation regarding the collection, use, and sharing of personal data for certain advertising-related purposes;
•adverse media reports or other negative publicity involving us, our founders, our partners, or other companies in our industry segment;
•advertiser or user perception that content published by us, our users, or our partners is objectionable;

•the degree to which users skip advertisements and therefore diminish the value of those advertisements to advertisers;
•changes in the way advertising is priced or its effectiveness is measured;
•our inability, or perceived inability, to measure the effectiveness of our advertising or target the appropriate audience for advertisements;
•our inability to collect and disclose data or access a user’s personal data, including identifier for advertising or similar deterministic identifiers that new and existing advertisers may find useful;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including Russia’s invasion of Ukraine.
These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.
Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of December 31, 2022, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Macroeconomic uncertainties, including labor shortages, supply chain disruptions, inflation, recession risks, and the COVID-19 pandemic have in the past and may continue to adversely impact our business.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, supply chain disruptions, inflation, as well as recession risks, which may continue for an extended period, and which have adversely impacted, and may continue to adversely impact, many aspects of our business.
As some of our advertisers experienced downturns or uncertainty in their own business operations and revenue, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending. In addition, the unpredictability of the COVID-19 pandemic and other macroeconomic uncertainties may make it difficult to forecast our advertising revenue. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.
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
The effects of the COVID-19 pandemic on user engagement or growth are uncertain, and may lead to unpredictable results in the short-term and long-term, including shorter-term increases in user engagement or growth that may not be indicative of longer-term trends. If physical distancing requirements and shelter-in-place orders are reactivated, and if fewer in-person activities take place, we may experience short-term and long-term disruption to user behavior and our business. We may also experience inconsistent or negative engagement as user behavior on our platform changes, including changes in user activity as a result of any physical distancing requirements and shelter-in-place orders. In addition, while the impact and duration of the COVID-19 pandemic on the global economy and our business has been mitigated, there are no assurances that the COVID-19 pandemic may not in the future result in significant volatility and disruption of global financial markets, which could negatively affect our liquidity in the future.
The global impact of COVID-19 continues to evolve, and we will continue to monitor the situation closely. Although the spread of COVID-19 may eventually be contained or further mitigated, we do not yet know how businesses, advertisers, or our partners will operate in a post-COVID-19 environment. Our users may change how they use our products and services in an environment where the perceived risk of COVID-19 and regulations surrounding it have changed. There may be additional costs or impacts to our business and operations, including future plans to return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemic will not occur, or if or when the global economy will fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.
To the extent that macroeconomic uncertainties and the COVID-19 pandemic continue to impact our business, many of the other risks described in these risk factors may be exacerbated.
Exposure to geo-political conflicts and events, including Russia’s invasion of Ukraine, could put our employees and partners at substantial risk, interrupt our operations, increase costs, create additional regulatory burdens, and have significant negative macroeconomic effects, any of which could seriously harm our business.
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
Generally, during times of war and other major conflicts, we, the third parties on which we rely, and our partners may be vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt our business. We have experienced an increase in attempted cyberattacks on our products, systems, and networks, which we believe are related to the conflict. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions of support for Ukraine and our Ukrainian team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with the ongoing conflict.
The situation in Ukraine continues to evolve and we will monitor the situation closely. It is unclear how long the conflict will last and the long-term outcome and impact. On a macroeconomic level, the conflict in Ukraine has further disrupted trade, intensified problems in the global supply chain, and contributed to inflationary pressures. All of these factors may negatively impact the demand for advertising as companies face limited product availability, restricted sales opportunities, and condensed margins. Any pause or reduction in advertising spending in connection with the conflict in Ukraine could negatively impact our revenue and harm our business.
If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, beginning in 2017, we started transitioning our advertising sales to a self-serve platform, which decreased average advertising prices. In 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In August 2022, we announced a strategic reprioritization in which we substantially reduced or eliminated, and may continue to reduce or eliminate, investments not directly connected to our top priorities of community growth, revenue growth, and augmented reality. The short- and long-term impact of any major change, like our 2018 application redesign, the rewrite of our application for Android users in 2019, and our strategic reprioritization in 2022, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.

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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020 we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022 we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful and may be eliminated in the future. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the social media offerings of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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
•integrating competing social media platforms or features into products they control such as search engines, web browsers, advertising networks, or mobile operating systems;
•making acquisitions for similar or complementary products or services; or
•impeding Snapchat’s accessibility and usability by modifying existing hardware and software on which the Snapchat application operates.
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
We believe that our ability to compete effectively depends on many factors, many of which are beyond our control, including:
•the usefulness, novelty, performance, and reliability of our products compared to our competitors’ products;
•the number and demographics of our DAUs;
•the timing and market acceptance of our products, including developments and enhancements of our competitors’ products;
•our ability to monetize our products;
•the availability of our products to users;
•the effectiveness of our advertising and sales teams;
•the effectiveness of our advertising products;
•our ability to establish and maintain advertisers’ and partners’ interest in using Snapchat;
•the frequency, relative prominence, and type of advertisements displayed on our application or by our competitors;
•the effectiveness of our customer service and support efforts;
•the effectiveness of our marketing activities;
•changes as a result of actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•acquisitions or consolidation within our industry segment;
•our ability to attract, retain, and motivate talented team members, particularly engineers, designers, and sales personnel;
•our ability to successfully acquire and integrate companies and assets;
•our ability to cost-effectively manage and scale our rapidly growing operations; and
•our reputation and brand strength relative to our competitors.
If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.
We have incurred operating losses in the past, and may not be able to attain and sustain profitability.
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $10.2 billion and for the year ended December 31, 2022, we had a net loss of $1.4 billion. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In November 2022, we announced our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, the COVID-19 pandemic and other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic reprioritization in 2022, media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.
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
We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. We have a continually evolving business model, based on using the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. For example, investors may believe our timing and path to increased monetization will be faster or more effective than our current plans or than actually takes place. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.
If the security of our information technology systems or data is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.

In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. We and the third parties on which we rely may be subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information to gain access to our sensitive information, including data or our users’ or advertisers’ data), malware, viruses, hacking, and other threats. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive data, we believe that we are an attractive target for these sorts of attacks.
In particular, severe ransomware attacks are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, we permit a hybrid work environment, which has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained through breaches of third party platforms and services, password stealing malware, social engineering, or other tactics and techniques, and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to systems.
We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery, and other functions. We may also rely on third-party service providers to provide other products or services to operate our business. Additionally, some advertisers and partners may store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms and policies, our sensitive data may be improperly accessed or disclosed, and we may experience adverse consequences. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Moreover, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems or networks are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available.
If any of these or similar events occur, our or our third party partners’ sensitive information and information technology systems could be accessed, acquired, modified, destroyed, lost, altered, encrypted, or disclosed in an unauthorized, unlawful, accidental, or other improper manner, resulting in a security incident or other interruption.
We may expend significant resources or modify our business activities to adopt additional measures designed to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Additionally, we may be unable to detect vulnerabilities in other parts of our systems, including in our products, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred.

Any security incident experienced by us or our third party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such discloses are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Governments and regulatory agencies may also enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
We have previously suffered the loss of sensitive information related to employee error and vendor breaches.
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
Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, local and foreign laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content, and other matters. Many of these obligations are subject to change and uncertain interpretation, and our actual or perceived failure to comply with such obligations could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, or other adverse consequences, any of which could seriously harm our business.
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third party sensitive information, and intellectual property. Accordingly, we are subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection. We also are or may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation.
In Europe, the Middle East, and Africa, all of our major markets have laws, regulations, and regulatory/industry standards that govern privacy, security, online safety and data protection.
For example, in Europe, under GDPR or similar laws, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, the transfer of personal data from Europe and other jurisdictions to the United States, has recently also been under increased regulatory pressure and scrutiny. In particular, the European Economic Area (EEA) and the UK have significantly limited the lawful basis on which personal data can be transferred to the United States (and other countries they believe provide inadequate privacy protections) and increased the assessments required to do so. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, or adopt similar laws. We have attempted to structure our operations in a manner designed to help us partially avoid some of these concerns (e.g., Snap Inc. receives Snapchat consumer data directly from European consumers and is directly subject to GDPR; a structure designed to seek to avoid any requirement for additional transfer protections under the GDPR in this context); however, we still transfer some data from the EEA and

UK to the United States using currently legal mechanisms. Some of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have sought to restrict some companies’ data processing activities, including our competitors, from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which would materially impact such companies’ operations and revenues. Additionally, companies that transfer personal data outside of the EU to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups.
Additionally, in Europe, the European Union has new legislative initiatives, such as the DSA, which requires further change to our products, policies, and procedures. We expect to be designated as one of the “providers of very large online platforms” in Spring 2023 and are therefore likely to be subject to significant compliance deadlines starting in Summer 2023. Current national laws that implement the ePrivacy Directive are likely to be replaced or updated when the ePrivacy Regulation enters into force, which will significantly increase fines for non-compliance once in effect and could also have a material impact on the availability of data we rely on to improve and personalize our products and features. Moreover, the United Kingdom’s Age Appropriate Design Code, or AADC, and incoming Online Safety Bill, focuses on online safety and protection of children’s privacy online. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence, or AI, that, if adopted, could impose onerous obligations related to the use of AI-related systems and may require us to change our business practices to comply with such obligations. Moreover, in the EEA, the Collective Redress Directive (effective June 2023) will allow collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters.
In Asia-Pacific, or APAC, our major markets are following closely behind Europe in introducing or updating their laws and regulations governing privacy, security, online safety and data protection. India’s new IT Rules, introduced in 2021 requires large technology companies like ours to appropriately moderate online content and provide government agencies with access, and has ultimately led to a ban of certain platforms. India has also introduced a new comprehensive privacy and data protection law (Digital Personal Data Protection Bill) under which we will be required to meet GDPR style obligations for Indian consumer data. Australia’s recent Online Safety Act and existing Assistance and Access Act have similarly placed significant focus on appropriate moderation, take down and government access. Australia is working on updates to its Privacy Act 1988 and a new Privacy Legislation Amendment (Enhancing Online Privacy and Other Measures (Bill) 2021 (Online Privacy Bill) that will impose more stringent obligations on us and other social / technology companies. Other APAC countries also have privacy laws that apply to our operations, such as South Korea’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. Other foreign legislative and regulatory bodies in the Americas have enacted or may enact similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. For example, Canada’s Personal Information Protection and Electronic Documents Act, and various related provincial laws, Canada’s Anti-Spam Legislation, and Brazil's LGPD.
In the United States, federal, state, and local governments have enacted numerous privacy, security, and data protection laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the CCPA went into effect in January 2020 and the CPRA, which expands the requirements for handling personal data of California residents, went into effect in January 2023. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. In 2022, Virginia, Colorado, Connecticut, and Utah also passed comprehensive privacy laws that go into effect in 2023. The privacy of children’s personal data collected online is also becoming increasingly scrutinized. In addition to the federal Children’s Online Privacy Protection Act, or COPPA, the California’s Age-Appropriate Design Code Act, which is modeled after the AADC, goes into effect in 2024. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and our third party partners.
Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity. In November 2020, a putative class filed an action against us in Illinois, alleging that we violated BIPA. Other legal proceedings alleging similar claims followed. Although we maintain the position that our technologies implicated by these proceedings do not collect any biometric information, we have settled these disputes to avoid potentially costly litigation and have implemented a BIPA consent flow in Snapchat in an abundance of caution. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, particularly in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted some of our competitors, including by investigating their data processing activities and issuing large fines. Such enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore may be at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions – whether against us or our competitors – could require us to fundamentally change our business model.
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including but not limited to: government enforcement actions (such as investigations, claims, audits, penalties, etc.), litigation (including class action litigation), additional reporting requirements or oversight, bans on processing personal data, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the U.S. Federal Trade Commission resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
•our ability to maintain and grow our user base and user engagement;
•the development and introduction of new or redesigned products or services by us or our competitors;
•the ability of our cloud service providers to scale effectively and timely provide the necessary technical infrastructure to offer our service;
•our ability to attract and retain advertisers in a particular period;
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as the COVID-19 pandemic, inflationary pressures, labor shortages, supply chain disruptions, or the conflict in Ukraine;
•restructuring or other charges and unexpected costs or other operating expenses;
•the number of advertisements shown to users;
•the pricing of our advertisements and other products;
•our ability to demonstrate to advertisers the effectiveness of our advertisements;
•the diversification and growth of revenue sources beyond current advertising;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to maintain operating margins, cash provided by operating activities, and Free Cash Flow;
•our ability to accurately forecast consumer demand for our physical products and adequately manage inventory;
•system failures or security incidents, and the costs associated with such incidents and remediations;
•inaccessibility of Snapchat, or certain features within Snapchat, due to third-party or governmental actions;
•stock-based compensation expense;
•our ability to effectively incentivize our workforce;
•adverse litigation judgments, settlements, or other litigation-related costs, or product recalls;
•changes in the legislative or regulatory environment, including with respect to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, enforcement by government regulators, including fines, orders, sanctions, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;
•new privacy, data protection, and security laws and other obligations and increased regulatory scrutiny on our or our competitors’ data processing activities and privacy and information security practices, which some of our competitors have already experienced, including through enforcement actions potentially resulting in large penalties or other severe sanctions and increased restrictions on the data processing activities and personal data transfers critical to the operation of our current business model;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our consolidated balance sheet;
•changes in our effective tax rate;
•announcements by competitors of significant new products, licenses, or acquisitions;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our products for which there are no relevant comparable products;
•our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•changes in accounting standards, policies, guidance, interpretations, or principles;

•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of the COVID-19 pandemic or the conflict in Ukraine, and resulting labor shortages, supply chain disruptions, and inflation.
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
Additionally, we may not succeed in further monetizing Snapchat. We currently monetize Snapchat by displaying advertisements sold by us and our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:
•we fail to increase or maintain DAUs;
•our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
•we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Camera, Visual Messaging, Map, Stories, and Spotlight platforms;
•partners do not create sufficient engaging content for users or renew their agreements with us;
•we fail to attract sufficient advertisers to utilize our self-serve platform to make the best use of our advertising inventory;
•advertisers do not continue to introduce engaging advertisements;
•advertisers reduce their advertising on Snapchat;
•we fail to maintain good relationships with advertisers or attract new advertisers, or demonstrate to advertisers the effectiveness of advertising on Snapchat; or
•the content on Snapchat does not maintain or gain popularity.
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

In August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction is part of a broader strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.
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
As discussed in these risk factors, substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide.
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
We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, advisors, and third parties who access or contribute to our proprietary know-how, information, or technology. We, however, cannot assure you that these agreements will be effective in controlling access to, or preventing unauthorized distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how can be difficult, expensive, and time-consuming, and the outcome can be unpredictable.
We also rely on trademark, copyright, patent, trade secret, and domain-name protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents, trademarks, and copyrights in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, third parties may design around our proprietary rights or independently develop competing technology, and pending and future trademark, copyright, and patent applications may not be approved. Moreover, we cannot ensure that the claims of any granted patents will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Additionally, failure to comply with applicable procedural, documentary, fee payment, and other similar requirements could result in abandonment or lapse of the affected patent, trademark, or copyright application or registration.
Moreover, a portion of our intellectual property has been acquired or licensed from one or more third parties. While we have conducted diligence with respect to such acquisitions and licenses, because we did not participate in the development or prosecution of much of the acquired intellectual property, we cannot guarantee that our diligence efforts identified and remedied all issues related to such intellectual property, including potential ownership errors, potential errors during prosecution of such intellectual property, and potential encumbrances that could limit our ability to enforce such intellectual property rights.
Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trade secrets, know-how, and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may be exposed to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information, and we may also encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims, and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new platform features, which may not be on commercially reasonable terms, or at all, and would adversely affect our ability to compete. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products, brands, content, or concepts that are substantially similar to ours and compete with our business. If we are unable to protect our proprietary rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could seriously harm our business.
Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.
We use software licensed to us by third-party developers under “open source” licenses in connection with the development or deployment of our products and expect to continue to use open source software in the future. Some open source licenses contain express requirements or impose conditions, which may be triggered under certain circumstances, with respect to the exploitation of proprietary source code or other intellectual property by users of open source software. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and to avoid using the open source software in a manner that would put our valuable proprietary source code at risk, there is a risk that we could have used, or may in the future use, open source software in a manner which could require us to release our proprietary source code to users of our software or to the public, require us to license our proprietary software for purposes of making modifications or derivative works, or prohibit us from charging fees for the use of our proprietary software. This could result in loss of revenue, and allow our competitors to create similar offerings with lower development costs, and ultimately could result in a loss of our competitive advantages. Furthermore, there is an increasing number of open source software license types, almost none of which have been tested in a court of law, resulting in guidance regarding the proper legal interpretation of such licenses and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software, which may divert resources away from our product development efforts and, as a result, adversely affect our business. In addition, we could be required to seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software, which may be costly.
In addition, our use of open source software may present greater risks than use of other third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our e-commerce capabilities and other business operations depend on the successful and secure operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our systems. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business.
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
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to expanding our user base, advertisers, and partners. Because many of our users join Snapchat on the invitation or recommendation of a friend or family member, one of our primary focuses is on ensuring that our users continue to view Snapchat and our brand favorably so that these referrals continue. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, novel, fun, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products, make changes to existing products and services, or require our users to agree to new terms of service related to new and existing products that users do not like, which may negatively affect our brand in the short-term, long-term, or both. Additionally, our partners’ actions may affect our brand if users do not appreciate what those partners do on Snapchat. We may also fail to adequately support the needs of our users, advertisers, or partners, which could erode confidence in our brand. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business may be seriously harmed.
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy or security practices, product changes, product quality, illicit use of our product, litigation, employee matters, or regulatory activity, or regarding the actions of our founders, our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base and result in decreased revenue, fewer app installs (or increased app un-installs), or declining user base or growth rates, any of which could seriously harm our business.
Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off team members in those markets, any of which may seriously harm our business.
We have expanded to new international markets and are growing our operations in existing international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominantly operate. In connection with our international expansion and growth, we have also hired new team members in many of these markets. This international expansion may:

•impede our ability to continuously monitor the performance of all of our team members;
•result in hiring of team members who may not yet fully understand our business, products, and culture; or
•cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, in August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction is part of a broader strategic reprioritization by the company to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. While we maintain an application security program designed to detect bugs and vulnerabilities in our products prior to their launch and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors, there is no guarantee that we will be able to discover every vulnerability or threat to our products. We may be unable to detect bugs, vulnerabilities or threats because no testing can reveal all bugs and vulnerabilities in highly technical and complex products that are constantly evolving, cyber threat actors are developing sophisticated and often undisclosed exploit development tools and techniques, and vulnerabilities in open source and third party software that may be included in our products are disclosed daily. Any errors, bugs, or vulnerabilities discovered in our products or code after release could damage our reputation, result in a security incident (and all the attendant risks), drive away users, lower revenue, and expose us to claims or regulatory investigations, any of which could seriously harm our business.
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

We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations. For example, many companies in our industry have received additional information requests from the U.S. Equal Employment Opportunity Commission, and companies with operations in California, including us, have received additional information requests and notices of cause from the California Civil Rights Department (formerly the California Department of Fair Employment and Housing) regarding employment practices, including pay equity. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business.
We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.
Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, trade secrets, and other intellectual property rights alleging that some of our products or content infringe their rights. For example, in January 2020, You Map, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against us, our subsidiary Zenly, and certain of our respective employees alleging that we misappropriated various trade secrets regarding map technology used in Snapchat’s and Zenly’s map products and that the Snapchat and Zenly applications infringe a You Map patent. While we believe we have meritorious defenses to these claims, an unfavorable outcome in these and other similar lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop, acquire or license alternative, non-infringing technology, which could require significant time, effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business.
Moreover, we may not be aware if our platform is infringing, misappropriating, or otherwise violating third-party intellectual property rights, and third parties may bring claims alleging such infringement, misappropriation, or violation. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Moreover, the law continues to evolve and be applied and interpreted by courts in novel ways that we may not be able to adequately anticipate, and such changes may subject us to additional claims and liabilities. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Intellectual property claims, whether or not successful, could divert management time and attention away from our business and harm our reputation and financial condition. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our business.
We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. The U.S. Supreme Court recently agreed to hear a case concerning the scope of CDA protection; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.
We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated BIPA, which we recently settled. Other plaintiffs have chosen to pursue a strategy of joining with other plaintiffs to bring a large number of individual claims, rather than pursuing a class action. For example, a sizable number of plaintiffs have sued us and other technology companies alleging that social platforms are addictive and harmful to minor users' mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning, if communications about a drug transaction occurred on our platform.
Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency, or ATT, framework would have on our business. In August 2022, we, and certain of our directors, were named as defendants in a class action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between the company’s co-founders and the company, in which the co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty.
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
We have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. In addition, other lawsuits allege that the design of our platform and those of our competitors is addictive and harmful to minor users’ mental health. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain and unfavorable outcomes could seriously harm our business.
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
In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA, and some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. The U.S. Supreme Court recently agreed to hear a case concerning the scope of CDA protection; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Such changes could decrease or change our protections from liability for third-party content in the United States.
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
We plan to continue expanding our business operations abroad and translating our products into other languages. Snapchat is currently available in more than 40 languages, and we have offices in more than 15 countries. We plan to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social, and economic instability, including war and other armed conflicts;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, and unexpected changes in laws, regulatory requirements, and enforcement;
•potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•complying with tax requirements of multiple jurisdictions;
•enhanced difficulties of integrating any foreign acquisitions;

•complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;
•reduced protection for intellectual-property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
•regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;
•import and export restrictions and changes in trade regulation;
•complying with statutory equity requirements;
•complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security, the Treasury Department’s Office of Foreign Assets Control, or other similar foreign regulatory bodies.
If we are unable to expand internationally and manage the complexity of our global operations successfully, our business could be seriously harmed.
Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could harm our business.
We have based a significant portion of our European operations in the United Kingdom and have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries. These operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and complicate compliance efforts. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.
We plan to continue to make acquisitions and strategic investments in other companies, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.
As part of our business strategy, we have made and intend to make acquisitions to add specialized team members and complementary companies, products, and technologies, as well as investments in public and private companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. For example, future or past business transactions could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities and litigation exposure that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2022, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
We have spent and may continue to spend substantial funds in connection with the tax liabilities on the settlement of equity awards. The manner in which we fund these tax liabilities may cause us to spend substantial funds or dilute stockholders, either of which may have an adverse effect on our financial condition.
When our employee equity awards vest, we withhold taxes and remit them, along with any employee and employer social security contributions, to relevant taxing authorities on behalf of team members and, where applicable, their employers. To fund the withholding and remittance obligations for equity awards, we have either used our existing cash or sold a portion of vested equity awards on behalf of our team members near the applicable settlement dates in an amount that is substantially equivalent to the number of shares of common stock that we would withhold in connection with these settlements. In the future, we may also sell equity on our behalf and use the proceeds to fund the withholding and remittance obligations for equity awards. Any of these methods may have an adverse effect on our financial condition.
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
We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes. If we default on these credit obligations, our lenders may:
•require repayment of any outstanding amounts drawn on our Credit Facility;
•terminate our Credit Facility; or
•require us to pay significant damages.
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
Reforming the taxation of international businesses has been a priority for politicians at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and put into effect significant changes to U.S. taxation of international business activities. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. It is possible that changes under the Tax Cuts and Jobs Act, the IRA or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.
In addition, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, and others have proposed, in each case potentially on a temporary basis pending the implementation of the “two-pillar solution” described below, taxes based on gross receipts applicable to digital services regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the United Kingdom, are currently proposing to implement core elements of the Pillar Two proposal by the start of 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay.
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
As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $7.4 billion and state net operating loss carryforwards of approximately $4.6 billion, as well as U.K. net operating loss carryforwards of approximately $3.6 billion. We also accumulated U.S. federal and state research tax credits of $691.5 million and $430.7 million, respectively, as of December 31, 2022. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized; net operating losses arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation. In addition, for tax years beginning after December 31, 2020, our use of net operating losses arising in tax years beginning after December 31, 2017, may not exceed 80% of such year's taxable income. In the U.K., net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.
Any limitations on the ability to use our net operating loss carryforwards and other tax assets, as well as the timing of any such use, could seriously harm our business.
Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales or otherwise seriously harm our business.
Risks Related to Ownership of Our Class A Common Stock
Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2022, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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

Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2022 that are customarily included in a proxy statement are instead included in our Annual Report. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we will not be required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been and is likely to continue to be volatile. From January 1, 2021 to December 31, 2022, the trading price of our Class A common stock ranged from $7.33 to $83.34. Declines or volatility in our trading price, including during the current economic downturn, could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our user growth, retention, engagement, revenue, or other operating results;
•variations between our actual operating results and the expectations of investors and the financial community;
•the accuracy of our financial guidance or projections;
•any forward-looking financial or operating information we may provide, any changes in this information, or our failure to meet expectations based on this information;
•actions of investors who initiate or maintain coverage of us, changes in financial estimates by any investors who follow our company, or our failure to meet these estimates or the expectations of investors;
•whether our capital structure is viewed unfavorably, particularly our non-voting Class A common stock and the significant voting control of our co-founders;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if we issue shares to satisfy equity-related tax obligations;
•stock repurchase programs undertaken by us;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•announcements by us or estimates by third parties of actual or anticipated changes in the size of our user base or the level of user engagement;
•changes in operating performance and stock market valuations of technology companies in our industry segment, including our partners and competitors;

•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, the COVID-19 pandemic, inflationary pressures, war, armed conflict, including Russia’s invasion of Ukraine, incidents of terrorism, or responses to these events;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
Our ability to pay our debt when due or to refinance our indebtedness, including the Convertible Notes, depends on our financial condition at such time, the condition of capital markets, and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•our certificate of incorporation provides for a tri-class capital structure. As a result of this structure, Mr. Spiegel and Mr. Murphy control all stockholder decisions, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. This includes the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change-of-control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class A common stock dividend, and any future issuances of Class A common stock dividends, could have the effect of prolonging the influence of Mr. Spiegel and Mr. Murphy on the company;
•our board of directors has the right to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect directors; and
•our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of December 31, 2022, we had outstanding a total of 1.3 billion shares of Class A common stock, 22.5 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of December 31, 2022, 131.1 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 368.0 million shares (including options exercisable and RSAs subject to forfeiture as of December 31, 2022) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations have caused and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;

•any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to actions brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act claims, which means both courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 720,000 square feet. As of December 31, 2022, our global facilities totaled an aggregate of approximately 1.9 million square feet of leased office space. We also maintain offices in multiple locations in North America and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings.
On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Defendants seek monetary damages and other relief.
On August 2, 2022, we, and certain of our directors, were named as defendants in a class action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders, constituted a breach of fiduciary duty, and should have been put to a vote of the Class A stockholders. Defendants seek monetary damages and other relief.
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
Holders of Record
As of December 31, 2022, there were 967 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock as of December 31, 2022 was $8.95 per share as reported on the NYSE. As of December 31, 2022, there were 75 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase activity for the three months ended December 31, 2022 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
October 1 - October 31, 2022	52,891	$9.27	52,891	$—
November 1 - November 30, 2022	1,005	10.03	1,005	$—
December 1 - December 31, 2022	—	—	—	$—
Total	53,896	$9.29	53,896	$—

(1)
In October 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the fourth quarter of 2022, during which we repurchased, and subsequently retired, 53.9 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.

(2)	Average price paid per share includes costs associated with the repurchases.

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.
The following graph shows a comparison from March 2, 2017 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2022 of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the NYSE Composite. The graph assumes that $100 was invested at the market close on March 2, 2017 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The following generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of historical items and year-to-year comparisons between 2021 and 2020 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 4, 2022.
Overview of Full Year 2022 Results
Our key user metrics and financial results for fiscal year 2022 are as follows:
User Metrics
•Daily Active Users, or DAUs, increased 17% year-over-year to 375 million in Q4 2022.
•Average revenue per user, or ARPU, was $3.47 in Q4 2022, compared to $4.06 in Q4 2021.
Financial Results
•Revenue increased 12% year-over-year to $4.6 billion in 2022.
•Total costs and expenses were $6.0 billion in 2022, compared to $4.8 billion in 2021.
•Net loss was $1.4 billion in 2022, compared to $488.0 million in 2021.
•Diluted net loss per share was $(0.89) in 2022, compared to $(0.31) in 2021.
•Adjusted EBITDA was $377.6 million in 2022, compared to $616.7 million in 2021.
•Cash provided by operating activities was $184.6 million in 2022, compared to $292.9 million in 2021.
•Free Cash Flow was $55.3 million in 2022, compared to $223.0 million in 2021.
•Cash, cash equivalents, and marketable securities were $3.9 billion as of December 31, 2022.
•In the third quarter of 2022, we initiated a strategic reprioritization plan, which included a reduction of our global employee headcount by approximately 20%. Total restructuring charges included in our consolidated statements of operations for the year ended December 31, 2022 were $188.9 million, consisting primarily of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization.
Business and Macroeconomic Conditions
In 2022 we realigned our priorities and we expect to continue to focus on our three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality. We believe that we can be successful in our current operating environment, with various macroeconomic factors impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. However, the impact of this strategic reprioritization is difficult to predict.
Macroeconomic factors such as labor shortages, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, and other risks and uncertainties, including the COVID-19 pandemic and the conflict in Ukraine, continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
In addition, competition for advertising dollars has increased and demand growth on our advertising platform has slowed. We expect to continue to experience increased competition, which may result in reduced advertising demand, and could adversely affect our revenue growth, pricing, business, financial condition, and results of operations.
Our revenue, particularly in North America, has further been impacted by platform policy changes and restrictions that affected our targeting, measurement, and optimization capabilities, and in turn our ability to measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced advertising revenue, especially if we are unable to mitigate these developments.
We compete with other companies in every aspect of our business. We must compete effectively for users and advertisers to grow our business and increase our revenue. These and other risks and uncertainties are further described in the sections titled "Competition" in Part I, Item 1. Business, and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 375 million DAUs on average in the fourth quarter of 2022, an increase of 56 million, or 17%, from the fourth quarter of 2021.

Quarterly Average Daily Active Users (in millions)
Global

400
350
300
250
200
150
100
50
0
218
229
238
249
265
280
293
306
319
332
347
363
375
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

YOY growth:	17%	20%	17%	18%	22%	22%	23%	23%	20%	18%	18%	19%	17%

North America (1)	Europe (2)

120
110
100
90
80
70
60
50
40
30
20
10
0
86
88
90
90
92
93
95
96
97
98
99
100
100
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

YOY growth:	9%	10%	9%	7%	6%	5%	6%	7%	6%	5%	4%	4%	3%	12%	14%	12%	10%	10%	9%	10%	11%	11%	10%	10%	11%	12%

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey.

Rest of World

200
180
160
140
120
100
80
60
40
20
0
64
71
77
87
99
111
120
130
140
150
162
175
183
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

YOY growth:	36%	45%	37%	43%	55%	57%	55%	49%	41%	36%	35%	34%	31%
Monetization
In the year ended December 31, 2022, we recorded revenue of $4.6 billion compared to revenue of $4.1 billion for the year ended December 31, 2021, an increase of 12% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.47 in the fourth quarter of 2022, compared to $4.06 in the fourth quarter of 2021. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.44
$2.74
$3.35
$3.49
$4.06
$3.20
$3.20
$3.11
$3.47
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$7.19
$5.94
$7.37
$8.20
$9.58
$7.77
$7.93
$8.13
$8.77
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$1.11
$0.93
$1.07
$0.98
$1.12
$0.95
$0.96
$0.89
$1.10
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

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
Cost of Revenue
Cost of revenue consists of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs, and payments for content, developer, and advertiser partner costs. In addition, cost of revenue includes third-party selling costs and personnel-related costs, including salaries, benefits, and stock-based compensation expenses. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
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
Interest Expense
Interest expense consists primarily of interest expense associated with convertible notes and commitment fees related to our revolving credit facility.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses on strategic investments, marketable securities, and foreign currency transactions.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$4,601,847	$4,117,048	$2,506,626
Costs and expenses(1) (2):
Cost of revenue	1,815,342	1,750,246	1,182,505
Research and development	2,109,800	1,565,467	1,101,561
Sales and marketing	1,118,746	792,764	555,468
General and administrative	953,265	710,640	529,164
Total costs and expenses	$5,997,153	4,819,117	3,368,698
Operating loss	(1,395,306)	(702,069)	(862,072)
Interest income	58,597	5,199	18,127
Interest expense	(21,459)	(17,676)	(97,228)
Other income (expense), net	(42,529)	240,175	14,988
Loss before income taxes	(1,400,697)	(474,371)	(926,185)
Income tax benefit (expense)	(28,956)	(13,584)	(18,654)
Net loss	$(1,429,653)	$(487,955)	$(944,839)
Adjusted EBITDA(3)	$377,573	$616,686	$45,163

(1)	Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$12,288	$17,221	$9,367
Research and development	970,746	740,130	533,272
Sales and marketing	203,092	164,241	108,270
General and administrative	201,661	170,543	119,273
Total	$1,387,787	$1,092,135	$770,182

(2)	Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$24,235	$19,711	$22,205
Research and development	98,041	62,159	37,627
Sales and marketing	67,169	21,772	12,916
General and administrative	12,728	15,499	13,996
Total	$202,173	$119,141	$86,744

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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	39	43	47
Research and development	46	38	44
Sales and marketing	24	19	22
General and administrative	21	17	21
Total costs and expenses	130	117	134
Operating loss	(30)	(17)	(34)
Interest income	1	—	1
Interest expense	—	—	(4)
Other income (expense), net	(1)	6	1
Loss before income taxes	(30)	(12)	(37)
Income tax benefit (expense)	(1)	—	(1)
Net loss	(31)%	(12)%	(38)%
Revenue

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Revenue	$4,601,847	$4,117,048	$2,506,626	$484,799	12%	$1,610,422	64%
2022 compared to 2021
Revenue for the year ended December 31, 2022 increased $484.8 million compared to the same period in 2021. Revenue increased due to a combination of growth in advertisers and auction-based advertising demand and optimization efficiencies.
Cost of Revenue

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Cost of Revenue	$1,815,342	$1,750,246	$1,182,505	$65,096	4%	$567,741	48%
2022 compared to 2021
Cost of revenue for the year ended December 31, 2022 increased $65.1 million compared to the same period in 2021. The increase in cost of revenue was primarily driven by the growth in revenue share due to the overall increase in revenue and higher mix of revenue subject to revenue share, increased infrastructure costs attributable to DAU growth, and

$20.6 million relating to restructuring charges. The increase was offset by infrastructure cost efficiencies and lower content costs.
Research and Development Expenses

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Research and Development Expenses	$2,109,800	$1,565,467	$1,101,561	$544,333	35%	$463,906	42%
2022 compared to 2021
Research and development expenses for the year ended December 31, 2022 increased $544.3 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses, including increased cash- and stock-based compensation expenses, and $78.9 million relating to restructuring charges.
Sales and Marketing Expenses

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Sales and Marketing Expenses	$1,118,746	$792,764	$555,468	$325,982	41%	$237,296	43%
2022 compared to 2021
Sales and marketing expenses for the year ended December 31, 2022 increased $326.0 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses, including increased cash- and stock-based compensation expense, marketing investments, and $30.8 million relating to restructuring charges. The increase was also due to higher amortization expense, which resulted from our revision of the useful lives of certain customer relationships and trademarks.
General and Administrative Expenses

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
General and Administrative Expenses	$953,265	$710,640	$529,164	$242,625	34%	$181,476	34%
2022 compared to 2021
General and administrative expenses for the year ended December 31, 2022 increased $242.6 million compared to the same period in 2021. The increase was primarily driven by higher personnel expenses, higher other administrative expenses, and $58.7 million relating to restructuring charges.

Interest Income

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$58,597	$5,199	$18,127	$53,398	NM	$(12,928)	(71)%
2022 compared to 2021
Interest income for the year ended December 31, 2022 increased $53.4 million compared to the same period in 2021. The increase was primarily a result of higher interest rates on U.S. government-backed securities and a higher overall invested cash balance.
Interest Expense

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Interest Expense	$(21,459)	$(17,676)	$(97,228)	$(3,783)	21%	$79,552	(82)%
2022 compared to 2021
Interest expense for the year ended December 31, 2022 increased $3.8 million, compared to the same period in 2021 primarily due to increases in amortization of debt issuance costs.
Other Income (Expense), Net

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Other Income (Expense), Net	$(42,529)	$240,175	$14,988	$(282,704)	(118)%	$225,187	1,502%
2022 compared to 2021
Other expense, net for the year ended December 31, 2022 was $42.5 million, compared to other income, net of $240.2 million for the same period in 2021, an increase in other expense, net of $282.7 million. Other expense, net for the current year was primarily a result of $101.3 million total losses on publicly traded securities primarily classified as marketable securities, offset by $19.9 million unrealized gains and $45.9 million realized gains on strategic investments. Other income, net in the comparable period in 2021 was primarily a result of $207.7 million of unrealized gains and $27.8 million of realized gains on strategic investments, and $59.4 million of unrealized gains on publicly traded securities reclassified from strategic investments to marketable securities in the fourth quarter, partially offset by an induced conversion expense related to the Convertible Notes of $41.5 million.

Income Tax Benefit (Expense)

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Income Tax Benefit (Expense)	$(28,956)	$(13,584)	$(18,654)	$(15,372)	113%	$5,070	(27)%
Effective Tax Rate	(2.1)%	(2.9)%	(2.0)%
2022 compared to 2021
Income tax expense was $29.0 million for the year ended December 31, 2022, compared to $13.6 million for the same period in 2021. The increase was primarily attributable to the partial valuation allowance releases on our deferred tax assets in the prior period due to deferred tax liabilities acquired in business acquisitions, as well as the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code. Although this tax law change did not result in any U.S. federal tax liability due to the use of existing U.S. federal net operating loss carryforwards, it did result in incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards.
Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
For additional discussion, see Note 12 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Net Loss and Adjusted EBITDA

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
	2022	2021	2020	$	%	$	%

	(dollars in thousands)
Net Loss	$(1,429,653)	$(487,955)	$(944,839)	$(941,698)	(193)%	$456,884	(48)%
Adjusted EBITDA	$377,573	$616,686	$45,163	$(239,113)	(39)%	$571,523	1,265%
2022 compared to 2021
Net loss for the year ended December 31, 2022 was $1,429.7 million, compared to $488.0 million for the same period in 2021. Adjusted EBITDA for the year ended December 31, 2022 was $377.6 million, compared to $616.7 million for the same period in 2021. The decrease in Adjusted EBITDA was attributable to increased cost of revenue and overall operating expenses, partially offset by increased revenues.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $3.9 billion as of December 31, 2022, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In October 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the fourth quarter of 2022, during which we repurchased, and subsequently retired, 53.9 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.
In July 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the third quarter of 2022, during which we repurchased 51.3 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. The prior credit facility was never drawn upon and, as of December 31, 2021, there were no amounts outstanding on the prior credit facility. On the Credit Facility, loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2022, we had $40.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028, the full amount of which is outstanding as of December 31, 2022. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2022 and as a result, the 2028 Notes will not be eligible for optional conversion during the first quarter of 2023.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027, the full amount of which is outstanding as of December 31, 2022. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2022 and as a result, the 2027 Notes will not be eligible for optional conversion during the first quarter of 2023.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025, of which $284.1 million remains outstanding as of December 31, 2022. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2022 and as a result, the 2025 Notes will not be eligible for optional conversion during the first quarter of 2023.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026, of which $838.5 million remains outstanding as of December 31, 2022. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2022 and as a result, the 2026 Notes will not be eligible for optional conversion during the first quarter of 2023.
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
As of December 31, 2022, approximately 6% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$184,614	$292,880	$(167,644)
Net cash provided by (used in) investing activities	(1,062,275)	90,227	(729,864)
Net cash provided by (used in) financing activities	306,714	1,065,073	922,791
Change in cash, cash equivalents, and restricted cash	$(570,947)	$1,448,180	$25,283
Free Cash Flow (1)	$55,308	$223,005	$(225,476)

(1)	For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided By (Used In) Operating Activities
2022 compared to 2021
Net cash provided by operating activities was $184.6 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $292.9 million for the year ended December 31, 2021, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $1.4 billion, depreciation and amortization expense of $202.2 million, and losses on debt and equity securities, net of $36.8 million. Net cash provided by operating activities for the year ended December 31, 2022 was also impacted by an increase in the accounts receivable balance of $119.8 million due to the timing of collections.
Net Cash Provided By (Used In) Investing Activities
2022 compared to 2021
Net cash used in investing activities was $1.1 billion for the year ended December 31, 2022, compared to net cash provided by investing activities of $90.2 million for the year ended December 31, 2021. Our investing activities in the year ended December 31, 2022 consisted of purchases of marketable securities of $3.5 billion, partially offset by maturities of marketable securities of $2.5 billion. Our investing activities for the year ended December 31, 2021 consisted of cash provided by the sales and maturities of marketable securities of $2.9 billion, partially offset by the purchase of marketable securities of $2.4 billion and cash paid for acquisitions of $310.9 million.
Net Cash Provided By (Used In) Financing Activities
2022 compared to 2021
Net cash provided by financing activities was $306.7 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $1.1 billion for the year ended December 31, 2022 and 2021, respectively. Our financing activities for the year ended December 31, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million and repurchases of our Class A common stock for an aggregate of $1.0 billion, representing the entire amount approved by our board of directors and including costs associated with the repurchases. Our financing activities for the year ended December 31,

2021 consisted primarily of net proceeds of $1.1 billion from the issuance of the 2027 Notes, offset by the purchase of the 2027 Capped Call Transactions of $86.8 million. Net cash provided by (used in) financing activities in all periods presented includes proceeds from the exercise of stock options.
Free Cash Flow
2022 compared to 2021
Free Cash Flow was $55.3 million for the year ended December 31, 2022 and was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $129.3 million for the year ended December 31, 2022. Free Cash Flow was $223.0 million for the year ended December 31, 2021 and was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $69.9 million for the year ended December 31, 2021. See “Non-GAAP Financial Measures.”
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
These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures compared to the closest comparable GAAP measure. Some of these limitations are that:
•Free Cash Flow does not reflect our future contractual commitments.
•Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•Adjusted EBITDA excludes stock-based compensation expense and payroll and other tax expense related to stock-based compensation, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•Adjusted EBITDA excludes income tax benefit (expense).
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$184,614	$292,880	$(167,644)
Less:
Purchases of property and equipment	(129,306)	(69,875)	(57,832)
Free Cash Flow	$55,308	$223,005	$(225,476)
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(1,429,653)	$(487,955)	$(944,839)
Add (deduct):
Interest income	(58,597)	(5,199)	(18,127)
Interest expense	21,459	17,676	97,228
Other (income) expense, net	42,529	(240,175)	(14,988)
Income tax (benefit) expense	28,956	13,584	18,654
Depreciation and amortization	186,434	119,141	86,744
Stock-based compensation expense	1,353,283	1,092,135	770,182
Payroll and other tax expense related to stock-based compensation	44,213	107,479	50,309
Restructuring charges (1)	188,949	—	—
Adjusted EBITDA	$377,573	$616,686	$45,163

(1)
Restructuring charges in 2022 were composed primarily of severance and related charges of $97.1 million, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. These charges are non-recurring and not reflective of underlying trends in our business. See Note 18 to our consolidated financial statements included in the "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

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

Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.7 billion in commitments, as of December 31, 2022, primarily due within 3 years.
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
We generate substantially all of our revenues by offering various advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Lenses, which allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences, and Sponsored Filters, which allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap.
The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is served. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.
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
Stock-Based Compensation
In the year ended December 31, 2022, total stock-based compensation expense recognized was $1.4 billion. We have granted stock-based awards consisting primarily of restricted stock units, or RSUs, restricted stock awards, or RSAs, and to a lesser extent, stock options to employees, members of our board of directors, and non-employee advisors. The substantial majority of our stock-based awards have been made to employees. RSUs vest and RSAs lapse to a forfeiture condition on the satisfaction of service conditions. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30% over the third year, and 40% over the fourth year. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years.

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
Restricted Stock Units and Restricted Stock Awards
As of December 31, 2022, total unrecognized compensation cost related to outstanding RSUs and RSAs was $2.0 billion and is expected to be recognized over a weighted-average period of 1.8 years.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.4 billion and $2.0 billion at December 31, 2022 and December 31, 2021, respectively. We had marketable securities totaling $2.5 billion and $1.7 billion at December 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of December 31, 2022. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of December 31, 2022. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $284.1 million remains outstanding as of December 31, 2022. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $838.5 million remains outstanding as of December 31, 2022. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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

Item 8. Financial Statements and Supplementary Data.
SNAP INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues by offering various advertising products on Snapchat. The substantial majority of such advertising revenues is generated based upon contractual agreements with customers that are on a fixed fee basis for advertisements delivered over a period of time, or fees based on the number of advertising impressions delivered. Revenues related to fixed fee agreements are recognized ratably over the service period while revenues related to agreements based on the number of advertising impressions delivered are recognized when the advertisements are served.
The Company’s revenue recognition process utilizes multiple complex, proprietary systems and tools for the initiation, processing and recording of transactions which comprise a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, sub-processes, data sources and controls which required significant audit effort. Also, the identification and evaluation of certain non-standard terms and conditions, which may arise through side agreements, required incremental audit effort to determine the distinct performance obligations and the timing of revenue recognition.

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
To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing systems by agreeing amounts recognized to contractual terms and conditions, and testing revenue recognized to accounts receivable and cash receipts. Additionally, we examined standard customer online terms and conditions to understand the distinct performance obligations and tested the timing of revenue recognition. Further, we selected a sample of non-standard contractual arrangements to understand the performance obligations and the timing of revenue recognition. To assess completeness of non-standard terms and conditions, we obtained external confirmations of terms and conditions for a sample of customers.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Los Angeles, California
January 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated January 31, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 31, 2023

Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,429,653)	$(487,955)	$(944,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202,173	119,141	86,744
Stock-based compensation	1,387,787	1,092,135	770,182
Amortization of debt discount and issuance costs	6,865	4,311	81,401
Losses (gains) on debt and equity securities, net	36,838	(289,052)	(10,250)
Induced conversion expense related to convertible notes	—	41,538	—
Other	15,596	8,643	2,963
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(119,780)	(332,967)	(255,818)
Prepaid expenses and other current assets	(40,917)	(26,607)	(14,587)
Operating lease right-of-use assets	71,441	47,258	38,940
Other assets	(504)	(10,916)	(11,442)
Accounts payable	46,492	53,579	20,374
Accrued expenses and other current liabilities	71,706	117,092	108,601
Operating lease liabilities	(68,886)	(49,294)	(49,730)
Other liabilities	5,456	5,974	9,817
Net cash provided by (used in) operating activities	184,614	292,880	(167,644)
Cash flows from investing activities
Purchases of property and equipment	(129,306)	(69,875)	(57,832)
Purchases of strategic investments	(26,346)	(41,160)	(111,586)
Sales of strategic investments	63,276	36,777	—
Cash paid for acquisitions, net of cash acquired	(67,067)	(310,915)	(168,850)
Purchases of marketable securities	(3,485,638)	(2,438,983)	(3,524,599)
Sales of marketable securities	75,716	379,555	389,974
Maturities of marketable securities	2,525,215	2,536,725	2,737,523
Other	(18,125)	(1,897)	5,506
Net cash provided by (used in) investing activities	(1,062,275)	90,227	(729,864)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,483,500	1,137,227	988,582
Purchase of capped calls	(177,000)	(86,825)	(100,000)
Proceeds from the exercise of stock options	4,272	14,671	34,209
Payments of debt issuance costs	(3,006)	—	—
Repurchases of Class A non-voting common stock	(1,001,052)	—	—
Net cash provided by (used in) financing activities	306,714	1,065,073	922,791
Change in cash, cash equivalents, and restricted cash	(570,947)	1,448,180	25,283
Cash, cash equivalents, and restricted cash, beginning of period	1,994,723	546,543	521,260
Cash, cash equivalents, and restricted cash, end of period	$1,423,776	$1,994,723	$546,543
Supplemental disclosures
Cash paid for income taxes, net	$12,087	$25,333	$3,692
Cash paid for interest	$8,873	$10,887	$12,019
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$4,601,847	$4,117,048	$2,506,626
Costs and expenses:
Cost of revenue	1,815,342	1,750,246	1,182,505
Research and development	2,109,800	1,565,467	1,101,561
Sales and marketing	1,118,746	792,764	555,468
General and administrative	953,265	710,640	529,164
Total costs and expenses	5,997,153	4,819,117	3,368,698
Operating loss	(1,395,306)	(702,069)	(862,072)
Interest income	58,597	5,199	18,127
Interest expense	(21,459)	(17,676)	(97,228)
Other income (expense), net	(42,529)	240,175	14,988
Loss before income taxes	(1,400,697)	(474,371)	(926,185)
Income tax benefit (expense)	(28,956)	(13,584)	(18,654)
Net loss	$(1,429,653)	$(487,955)	$(944,839)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.89)	$(0.31)	$(0.65)
Diluted	$(0.89)	$(0.31)	$(0.65)
Weighted average shares used in computation of net loss per share:
Basic	1,608,304	1,558,997	1,455,693
Diluted	1,608,304	1,558,997	1,455,693
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,429,653)	$(487,955)	$(944,839)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(9,307)	(1,735)	(516)
Foreign currency translation	(10,188)	(14,107)	21,306
Total other comprehensive income (loss), net of tax	(19,495)	(15,842)	20,790
Total comprehensive loss	$(1,449,148)	$(503,797)	$(924,049)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,423,121	$1,993,809
Marketable securities	2,516,003	1,699,076
Accounts receivable, net of allowance	1,183,092	1,068,873
Prepaid expenses and other current assets	134,431	92,244
Total current assets	5,256,647	4,854,002
Property and equipment, net	271,777	202,644
Operating lease right-of-use assets	370,952	322,252
Intangible assets, net	204,480	277,654
Goodwill	1,646,120	1,588,452
Other assets	279,562	291,302
Total assets	$8,029,538	$7,536,306
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$181,774	$125,282
Operating lease liabilities	46,485	52,396
Accrued expenses and other current liabilities	987,340	674,108
Total current liabilities	1,215,599	851,786
Convertible senior notes, net	3,742,520	2,253,087
Operating lease liabilities, noncurrent	386,271	325,509
Other liabilities	104,450	315,756
Total liabilities	5,448,840	3,746,138
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,371,242 shares issued, 1,319,930 shares outstanding at December 31, 2022 and 3,000,000 shares authorized, 1,364,887 shares issued and outstanding at December 31, 2021.	13	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,529 shares issued and outstanding at December 31, 2022 and 700,000 shares authorized, 22,769 shares issued and outstanding at December 31, 2021.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2022 and 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2021.	2	2
Treasury stock, at cost. 51,312 shares of Class A non-voting common stock at December 31, 2022.	(500,514)	—
Additional paid-in capital	13,309,828	12,069,097
Accumulated deficit	(10,214,657)	(8,284,466)
Accumulated other comprehensive income (loss)	(13,974)	5,521
Total stockholders’ equity	2,580,698	3,790,168
Total liabilities and stockholders’ equity	$8,029,538	$7,536,306
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,364,887	$14	1,248,010	$12	1,160,127	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	334	—	1,174	—	3,824	—
Issuance of Class A non-voting common stock in connection with acquisitions	1,277	—	6,732	—	—	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	58,342	—	55,466	1	78,042	—
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	52,410	1	—	—
Conversion of Class B voting common stock to Class A non-voting common stock	298	—	1,095	—	6,017	—
Repurchases of Class A non-voting common stock	(105,208)	(1)	—	—	—	—
Balance, end of period	1,319,930	13	1,364,887	14	1,248,010	12
Class B voting common stock
Balance, beginning of period	22,769	—	23,696	—	24,522	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	58	—	168	—	754	—
Conversion of Class B voting common stock to Class A non-voting common stock	(298)	—	(1,095)	—	(6,017)	—
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—	4,437	—
Balance, end of period	22,529	—	22,769	—	23,696	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,147	2
Conversion of Class C voting common stock to Class B voting common stock	—	—	—	—	(4,437)	—
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	4,917	—
Balance, end of period	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	—	—	—	—	—	—
Repurchases of Class A non-voting common stock	105,208	(1,001,052)	—	—	—	—
Retirement of Class A non-voting common stock	(53,896)	500,538	—	—	—	—
Balance, end of period	51,312	(500,514)	—	—	—	—
Additional paid-in capital
Balance, beginning of period	—	12,069,097	—	10,200,141	—	9,205,256
Stock-based compensation expense	—	1,369,407	—	1,088,506	—	771,084
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	4,285	—	14,680	—	34,209
Cumulative-effect adjustment from accounting changes	—	—	—	(664,021)	—	—
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	44,039	—	341,425	—	3,003
Equity component of convertible senior notes, net	—	—	—	—	—	286,589
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	—	1,175,191	—	—
Purchase of capped calls	—	(177,000)	—	(86,825)	—	(100,000)
Balance, end of period	—	13,309,828	—	12,069,097	—	10,200,141
Accumulated deficit
Balance, beginning of period	—	(8,284,466)	—	(7,891,542)	—	(6,945,930)
Cumulative-effect adjustment from accounting changes	—	—	—	95,031	—	(773)
Net loss	—	(1,429,653)	—	(487,955)	—	(944,839)
Retirement of Class A non-voting common stock	—	(500,538)	—	—	—	—
Balance, end of period	—	(10,214,657)	—	(8,284,466)	—	(7,891,542)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	5,521	—	21,363	—	573
Other comprehensive income (loss), net of tax	—	(19,495)	—	(15,842)	—	20,790
Balance, end of period	—	(13,974)	—	5,521	—	21,363
Total stockholders’ equity	1,625,398	$2,580,698	1,619,283	$3,790,168	1,503,333	$2,329,976
See Notes to Consolidated Financial Statements.

Snap Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Snap Inc. is a technology company.
Snap Inc. (“we,” “our,” or “us”) was formed as Future Freshman, LLC, a California limited liability company, in 2010. We changed our name to Toyopa Group, LLC in 2011, incorporated as Snapchat, Inc., a Delaware corporation, in 2012, and changed our name to Snap Inc. in 2016. Snap Inc. is headquartered in Santa Monica, California. Our flagship product, Snapchat, is a visual messaging application that was created to help people communicate through short videos and images called “Snaps.”
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
Cost of Revenue
Cost of revenue includes payments for content, developer, and advertiser partner costs. Under some of these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Partner arrangement costs were $681.9 million, $679.0 million, and $324.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
In addition, cost of revenue consists of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes third-party selling costs, personnel-related costs, facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
Advertising
Advertising costs are expensed as incurred and were $42.7 million, $62.4 million, and $29.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
RSUs and RSAs are subject to the satisfaction of service conditions. The service condition for RSUs granted prior to February 2018 is generally satisfied over four years, 10% after the first year of service, 20% over the second year, 30%

over the third year, and 40% over the fourth year. In limited instances, we have issued RSUs with vesting periods in excess of four years. The service condition for RSUs and RSAs granted after February 2018 is generally satisfied in equal monthly or quarterly installments over three or four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period.
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
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2022 and 2021, restricted cash balances were immaterial.

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
Our available-for-sale investments in debt securities are carried at fair value with any unrealized gains and losses, included in accumulated other comprehensive (loss) income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other income (expense), net on our consolidated statements of income. We did not record any credit losses on our available-for-sale debt securities in any of the periods presented. We determine gains or losses on the sale or maturities of marketable securities using the specific identification method and these gains or losses are recorded in other income (expense), net in our consolidated statements of operations.
Publicly traded equity securities are carried at fair value with any unrealized gains and losses recorded in other income (expense), net in our consolidated statements of operations.
Strategic Investments
We hold strategic investments primarily in privately held companies, consisting primarily of equity securities without readily determinable fair values, and to a lesser extent, debt securities. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. Any adjustments to carrying value of these investments are recorded in other income (expense), net in our consolidated statements of operations. Strategic investments are included within other assets on the consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2022 and 2021, the allowance for doubtful accounts was immaterial.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware, software, and equipment, five years for furniture, and over the shorter of lease term or useful life of the assets for leasehold improvements. Buildings are generally depreciated over a useful life ranging from 20 to 45 years. Maintenance and repairs are expensed as incurred.
Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2023 and 2042. Leases are recorded as operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. We account for lease and non-lease components as a single lease component and do not record leases with an initial term of twelve months or less on the consolidated balance sheets. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain agreements have free rent periods or escalating rent payment provisions. Rent expense is recognized on a straight-line basis over the lease term.
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

Intangible Assets
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. We determine the appropriate useful life of our intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are generally as follows:

Intangible Asset	Estimated Useful Life
Domain names	5 Years
Trademarks	3 Years
Acquired developed technology	3 to 7 Years
Customer relationships	2 to 8 Years
Patents	4 to 14 Years
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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $95.0 million, a decrease to additional paid-in capital of $664.0 million, and an increase to convertible senior notes, net of $569.0 million. Interest expense recognized in periods subsequent to the adoption date will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.
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
We generate substantially all of our revenues by offering various advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Lenses, which allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences, and Sponsored Filters, which allow users to interact with an advertiser’s brand by enabling stylized brand artwork to be overlaid on a Snap.
The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either on a fixed fee basis over a period of time or based on the number of advertising impressions delivered. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is served. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.
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
We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.

The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue:
North America (1) (2)	$3,205,554	$2,871,369	$1,649,937
Europe (3)	712,764	660,473	425,445
Rest of world	683,529	585,206	431,244
Total revenue	$4,601,847	$4,117,048	$2,506,626

(1)	North America includes Mexico, the Caribbean, and Central America.
(2)	United States revenue was $3.1 billion, $2.8 billion, and $1.6 billion for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)	Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.
3. Net Loss per Share
We compute net loss per share using the two-class method required for multiple classes of common stock. We have three classes of authorized common stock for which voting rights differ by class.
Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of shares of stock outstanding during the period, adjusted for RSAs for which the risk of forfeiture has not yet lapsed.
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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022			2021			2020

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(1,203,614)	$(20,141)	$(205,898)	$(408,118)	$(7,339)	$(72,498)	$(775,801)	$(15,577)	$(153,461)
Net loss attributable to common stockholders	$(1,203,614)	$(20,141)	$(205,898)	$(408,118)	$(7,339)	$(72,498)	$(775,801)	$(15,577)	$(153,461)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,354,019	22,658	231,627	1,303,921	23,449	231,627	1,195,259	23,999	236,435
Diluted shares:
Weighted-average common shares - Diluted	1,354,019	22,658	231,627	1,303,921	23,449	231,627	1,195,259	23,999	236,435
Net loss per share attributable to common stockholders:
Basic	$(0.89)	$(0.89)	$(0.89)	$(0.31)	$(0.31)	$(0.31)	$(0.65)	$(0.65)	$(0.65)
Diluted	$(0.89)	$(0.89)	$(0.89)	$(0.31)	$(0.31)	$(0.31)	$(0.65)	$(0.65)	$(0.65)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Stock options	3,159	4,304	5,624
Unvested RSUs and RSAs	132,392	86,180	131,172
Convertible Notes (if-converted)	89,379	62,755	101,591
4. Stockholders’ Equity
Common Stock
As of December 31, 2022, we are authorized to issue 3,000,000,000 shares of Class A nonvoting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2022, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.
As of December 31, 2022, there were 1,371,241,822 shares issued and 1,319,929,508 shares outstanding of Class A common stock, and 22,529,132 shares and 231,626,943 shares issued and outstanding of Class B common stock and Class C common stock, respectively.
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity during the year ended December 31, 2022:

	Class A Number of Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested at December 31, 2021	86,180	$26.07
Granted	134,446	$15.17
Vested	(62,349)	$19.36
Forfeited	(25,885)	$25.46
Unvested at December 31, 2022	132,392	$18.28

The total fair value of RSUs and RSAs vested during the years ended December 31, 2022, 2021, and 2020 was $1.2 billion, $3.6 billion, and $1.7 billion, respectively.
Total unrecognized compensation cost related to outstanding RSUs and RSAs was $2.0 billion as of December 31, 2022 and is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2022:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)

	(in thousands, except per share data)
Outstanding at December 31, 2021	3,676	628	$10.59	4.19	$157,374
Granted	119	—	$15.03
Exercised	(334)	(58)	$10.94
Forfeited	(872)	—	$14.33
Outstanding at December 31, 2022	2,589	570	$9.68	4.05	$9,669
Exercisable at December 31, 2022	2,463	570	$9.47	3.83	$9,662
Vested and expected to vest at December 31, 2022	2,587	570	$9.68	4.05	$9,669

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2022 and December 31, 2021, respectively.

The weighted-average fair value of stock options granted during the years ended December 31, 2022 and 2021 was $8.41 and $36.17 per share, respectively. The expense is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material in the years ended December 31, 2022, 2021, and 2020.
Total unrecognized compensation cost related to unvested stock options was $0.8 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 1.2 years.
The total grant date fair value of stock options that vested in the years ended December 31, 2022, 2021, and 2020 was $3.2 million, $7.7 million, and $11.1 million, respectively. The intrinsic value of stock options exercised in the years ended December 31, 2022, 2021, and 2020 was $5.9 million, $69.4 million, and $75.5 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$12,288	$17,221	$9,367
Research and development	970,746	740,130	533,272
Sales and marketing	203,092	164,241	108,270
General and administrative	201,661	170,543	119,273
Total	$1,387,787	$1,092,135	$770,182

Stock Repurchases
In October 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the fourth quarter of 2022, during which we repurchased, and subsequently retired, 53.9 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.
In July 2022, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the third quarter of 2022, during which we repurchased 51.3 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases. These shares are recorded as treasury stock on our consolidated balance sheets and remain available for re-issuance.
5. Business Acquisitions and Divestitures
2022 Acquisitions
In 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $120.5 million, which included $17.7 million in cash, $44.0 million in shares of our Class A common stock, and $58.8 million recorded in other liabilities on our consolidated balance sheets. Of the aggregate purchase consideration, $69.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $101.7 million is deductible for tax purposes.
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
Additional Information on 2022, 2021, and 2020 Acquisitions
The operating results of the above acquisitions were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2020	$939,259
Goodwill acquired	661,850
Foreign currency translation	(12,657)
Balance as of December 31, 2021	$1,588,452
Goodwill acquired	69,291
Foreign currency translation	(11,623)
Balance as of December 31, 2022	$1,646,120
Intangible assets consisted of the following:

	December 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	4.0	$954	$(690)	$264
Trademarks	1.2	800	(478)	322
Technology	3.1	340,375	(178,427)	161,948
Customer relationships	5.7	21,000	(6,641)	14,359
Patents	9.1	39,373	(14,912)	24,461
Other	1.0	6,000	(2,874)	3,126
		$408,502	$(204,022)	$204,480

	December 31, 2021
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	4.6	$967	$(365)	$602
Trademarks	4.3	21,384	(2,613)	18,771
Technology	3.6	343,800	(142,588)	201,212
Customer relationships	5.1	53,709	(6,332)	47,377
Patents	4.0	21,195	(11,503)	9,692
		$441,055	$(163,401)	$277,654
Amortization of intangible assets for the years ended December 31, 2022, 2021, and 2020 was $132.3 million, $63.2 million, and $33.5 million, respectively. In 2022, we revised the useful lives of certain customer relationships, trademarks, domain names, and technology, which resulted in a $49.3 million increase to amortization expense for the year ended December 31, 2022.
As of December 31, 2022, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023	$70,126
2024	57,181
2025	41,106
2026	16,677
2027	7,297
Thereafter	12,093
Total	$204,480
7. Long-Term Debt
Convertible Notes
2028 Notes
In February 2022, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028 (the “2028 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes consisted of a $1.30 billion initial placement and an over-allotment option that provided the initial purchasers of the 2028 Notes with the option to purchase an additional $200.0 million aggregate principal amount of the 2028 Notes, which was fully exercised. The 2028 Notes were issued pursuant to an indenture dated February 11, 2022.The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2028 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
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
Holders of the 2028 Notes may convert all or a portion of their 2028 Notes at their option prior to December 1, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:
•if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2028 Notes on each such trading day;
•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2028 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2028 Notes on such trading day;
•on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2028 Notes so surrendered for conversion in connection with such redemption notice; or
•on the occurrence of specified corporate events.
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

The Convertible Notes consisted of the following:

	As of December 31,
	2022			2021
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$284,105	$(1,521)	$282,584	$284,105	$(2,168)	$281,937
2026 Notes	838,482	(4,698)	833,784	838,493	(5,982)	832,511
2027 Notes	1,150,000	(9,239)	1,140,761	1,150,000	(11,361)	1,138,639
2028 Notes	1,500,000	(14,609)	1,485,391	—	—	—
Total	$3,772,587	$(30,067)	$3,742,520	$2,272,598	$(19,511)	$2,253,087
As of December 31, 2022, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 2.3 years, 3.6 years, 4.3 years and 5.2 years, respectively.
Interest expense related to the amortization of debt issuance costs was $6.5 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively. Interest expense related to the amortization of debt discount and issuance costs was $81.4 million for the year ended December 31, 2020. Contractual interest expense was $8.7 million, $8.9 million, and $11.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of December 31, 2022 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the first quarter of 2023. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2022, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. The prior revolving credit facility entered into in July 2016 (as amended) was terminated concurrently with the entry into the Credit Facility. The prior credit facility was never drawn upon and, as of December 31, 2021, there were no amounts outstanding on the prior credit facility. On the Credit Facility, loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2022, we had $40.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.7 billion in commitments as of December 31, 2022, primarily due within 3 years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2022. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2022.

9. Leases
The components of lease cost were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating lease expense	$109,506	$69,831	$60,450
Sublease income	(1,086)	(2,478)	(2,815)
Total net lease costs	$108,420	$67,353	$57,635
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	For the Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	6.8	6.6
Weighted-average discount rate	5.0%	5.0%
The maturities of our operating lease liabilities as of December 31, 2022, were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2023	$66,698
2024	102,440
2025	98,524
2026	51,717
2027	36,843
Thereafter	166,883
Total lease payments	$523,105
Less: Imputed interest	(90,349)
Present value of lease liabilities	$432,756
As of December 31, 2022, we had additional operating leases that have not yet commenced for facilities with lease obligations of $31.2 million. These operating leases will commence in 2023 with lease terms of approximately 7 years to 11 years.
Cash payments included in the measurement of our operating lease liabilities were $94.9 million, $73.9 million, and $73.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $147.4 million, $99.3 million, and $36.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
10. Strategic Investments
We hold strategic investments primarily in privately held companies with a carrying value of $252.3 million and $262.7 million as of December 31, 2022 and December 31, 2021, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.

The components of gains and losses on strategic investments were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Unrealized gains (losses) on investments in privately held companies, net	$19,946	$145,010	$42,363
Realized gains (losses) on investments in privately held companies, net	45,935	27,820	—
Unrealized and realized gains on all strategic investments are included within other income (expense), net on the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on the consolidated balance sheets.
All strategic investments are reviewed periodically for impairment. Impairment expense was not material for the years ended December 31, 2022 and 2021, respectively. Impairment expense for the year ended December 31, 2020 was $29.5 million.
11. Fair Value Measurements
Assets and liabilities measured at fair value are classified into the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.
The following table sets forth our financial assets as of December 31, 2022 and 2021 that are measured at fair value on a recurring basis during the period:

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

	(in thousands)
Cash	$1,325,946	$—	$—	$1,325,946
Level 1 securities:
U.S. government securities	1,630,224	109	(9,484)	1,620,849
U.S. government agency securities	175,269	19	(188)	175,100
Publicly traded equity securities (1)	102,189	20,859	(31,548)	91,500
Level 2 securities:
Corporate debt securities	309,942	32	(1,462)	308,512
Commercial paper	290,589	—	—	290,589
Certificates of deposit	157,965	—	(1)	157,964
Total	$3,992,124	$21,019	$(42,683)	$3,970,460

(1)
During the year ended December 31, 2022, we reclassified strategic investments from Level 3 to Level 1 at their fair value using the beginning-of-period approach, following the commencement of public market trading of the investments during the quarter (a portion of which was subject to short-term lock-up restrictions as of December 31, 2022).

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
We held investments in publicly traded companies with an aggregate carrying value of $91.5 million and $193.2 million as of December 31, 2022 and 2021, respectively, primarily recorded as marketable securities. We recorded total losses of $101.3 million and unrealized gains of $122.1 million related to these investments for the years ended December 31, 2022 and 2021, respectively, within other income (expense), net on our consolidated statements of operations. Unrealized losses related to publicly traded equity securities still held as of December 31, 2022 were $79.2 million for the year ended December 31, 2022.
Gross unrealized losses on marketable debt securities were not material as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of December 31, 2022, $357.5 million of our total $2.5 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of December 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $257.0 million, $711.9 million, $796.2 million, and $1.0 billion, respectively. As of December 31, 2021, the fair value of the 2025 Notes, the 2026 Notes, and the 2027 Notes was $650.1 million, $1.9 billion, and $1.1 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Domestic(1)	$(538,311)	$364,989	$(320,757)
Foreign(1)	(862,386)	(839,360)	(605,428)
Loss before income taxes	$(1,400,697)	$(474,371)	$(926,185)

(1)	Includes the impact of intercompany charges to foreign affiliates for management fees and research and development cost sharing, inclusive of stock-based compensation.

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$—	$—	$—
State	10,704	919	1,035
Foreign	22,404	22,078	23,945
Total current income tax expense (benefit)	33,108	22,997	24,980
Deferred:
Federal	1,212	(6,295)	(1,720)
State	837	(445)	(414)
Foreign	(6,201)	(2,673)	(4,192)
Total deferred income tax expense (benefit)	(4,152)	(9,413)	(6,326)
Income tax expense (benefit)	$28,956	$13,584	$18,654
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	21.0%
State tax benefit (expense), net of federal benefit(1)	2.9	31.5	8.3
Change in valuation allowance	(32.0)	(246.3)	(58.9)
Differences between U.S. and foreign tax rates on foreign income	2.5	3.9	(1.4)
Stock-based compensation benefit	(0.1)	119.3	17.8
U.S. federal research & development credit benefit	5.0	36.7	8.4
U.K. corporate rate increase	—	39.8	4.3
Acquisitions and divestitures	(0.7)	(8.0)	(0.5)
Other benefits (expenses)	(0.7)	(0.8)	(1.0)
Total income tax benefit (expense)	(2.1)%	(2.9)%	(2.0)%

(1)	Inclusive of state research and development credits.

The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Accrued expenses	$37,731	$30,169
Intangible assets	177,762	183,441
IRC 174 Capitalized R&D(1)	265,485	—
Stock-based compensation	102,364	61,885
Loss carryforwards	2,651,812	2,631,230
Tax credit carryforwards	824,220	715,844
Lease liability	98,668	93,312
Other	20,154	29,572
Total deferred tax assets	$4,178,196	$3,745,453
Deferred tax liabilities:
Right-of-use asset	(75,212)	(75,782)
Investments	(30,962)	(66,792)
Other	(17,309)	(2,549)
Total deferred tax liabilities	$(123,483)	$(145,123)
Total net deferred tax assets before valuation allowance	4,054,713	3,600,330
Valuation allowance	(4,060,943)	(3,611,242)
Net deferred taxes	$(6,230)	$(10,912)

(1)	An offsetting reduction is included in loss carryforwards as of December 31, 2022 as U.S. federal and state loss carryforwards were utilized to offset the increase in federal and state tax liability resulting from capitalization under Section 174 of the Internal Revenue Code.
On July 22, 2020 the U.K. Finance Act 2020 was enacted, increasing the U.K. tax rate from 17% to 19% effective April 1, 2020. On June 10, 2021, the U.K. Finance Act 2021 was enacted, further increasing the U.K. tax rate from 19% to 25% effective April 1, 2023. These changes to the U.K. tax rate resulted in an increase to our U.K. net deferred tax assets (before valuation allowance) of $188.9 million and $39.7 million for the period ending December 31, 2021 and 2020, respectively, both of which were fully offset by an increase in our valuation allowance.
As of December 31, 2022, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
As of December 31, 2022, we had accumulated U.S. federal and state net operating loss carryforwards of $7.4 billion and $4.6 billion, respectively. Of the $7.4 billion of federal net operating loss carryforwards, $1.2 billion was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $6.2 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain significant state net operating loss carryforwards will begin to expire in 2037 and 2031, respectively. As of December 31, 2022, we had $3.6 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2022, we had accumulated U.S. federal and state research tax credits of $691.5 million and $430.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.
We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $4.1 billion and $3.6 billion as of December 31, 2022 and 2021, respectively. In 2022, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations.

Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Beginning balance of unrecognized tax benefits	$469,573	$344,971
Additions for current year tax positions	47,366	119,938
Additions for prior year tax positions	115	180
Reductions for prior year tax positions	(3,569)	(996)
Changes due to lapse of statute of limitations	(1,887)	(2,077)
Changes due to foreign currency translation adjustments	(929)	(357)
U.K. corporate rate increase	—	7,914
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$510,669	$469,573
Interest and penalties associated with unrecognized tax benefits	385	124
Ending balance of unrecognized tax benefits (including interest and penalties)	$511,054	$469,697
The total amount of gross unrecognized tax benefits, including related interest and penalties, was $511.1 million and $469.7 million as of December 31, 2022 and 2021, respectively.
Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $21.7 million and $15.9 million included in other liabilities on our consolidated balance sheet as of December 31, 2022 and 2021, respectively. Assuming there continues to be a valuation allowance against deferred tax assets in future periods when gross unrecognized tax benefits are realized, this would result in a tax benefit of $21.7 million within our income tax provision at such time.
Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2022, interest expense recorded related to uncertain tax positions was not material.
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
Tax years ending on or after December 31, 2012 are subject to examination in the U.S., and tax years ending on or after December 31, 2020 are subject to examination in the U.K. We are currently under examination by the U.S. Internal Revenue Service for the tax year ending December 31, 2018, and by the U.K. tax authorities for the tax year ending December 31, 2020.

13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance at December 31, 2021	$(1,822)	$7,343	$5,521
OCI before reclassifications	(9,289)	(10,188)	(19,477)
Amounts reclassified from AOCI (1)	(18)	—	(18)
Net current period OCI	(9,307)	(10,188)	(19,495)
Balance at December 31, 2022	$(11,129)	$(2,845)	$(13,974)

(1)	Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in the consolidated statements of operations.
14. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of December 31,
	2022	2021

	(in thousands)
Computer hardware and software	$62,945	$51,984
Buildings	21,486	—
Leasehold improvements	225,647	203,124
Furniture and equipment	100,025	78,492
Construction in progress	80,267	44,304
Total	490,370	377,904
Less: accumulated depreciation and amortization	(218,593)	(175,260)
Property and equipment, net	$271,777	$202,644
Depreciation and amortization expense on property and equipment was $69.9 million, $55.9 million, and $53.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Noncash property and equipment additions in accounts payable, accrued expenses and other current liabilities were $28.0 million, $14.2 million, and $7.0 million as of December 31, 2022, 2021, and 2020, respectively.

The following table lists property and equipment, net by geographic area:

	As of December 31,
	2022	2021

	(in thousands)
Property and equipment, net:
United States	$214,857	$174,826
United Kingdom	36,774	15,843
Rest of world (1)	20,146	11,975
Total property and equipment, net	$271,777	$202,644

(1)	No individual country exceeded 10% of our total property and equipment, net for any period presented.
15. Balance Sheet Components
Accrued expenses and other current liabilities at December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021

	(in thousands)
Accrued compensation and related expenses	$206,441	$177,659
Accrued infrastructure costs	169,886	168,942
Partner revenue share liability	83,395	86,991
Acquisition liability	293,332	49,870
Other operating costs	75,376	48,635
Deferred revenue	50,782	44,473
Other	108,128	97,538
Total accrued expenses and other current liabilities	$987,340	$674,108
Other liabilities at December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021

	(in thousands)
Acquisition liability	$66,020	$280,194
Other	38,430	35,562
Total other liabilities	$104,450	$315,756
16. Employee Benefit Plans
We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. During the years ended December 31, 2022, 2021, and 2020, we recognized expense of $33.6 million, $25.0 million, and $18.4 million, respectively, related to matching contributions.

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
18. Restructuring
In the third quarter of 2022, we initiated a strategic reprioritization plan, which included a reduction of our global employee headcount by approximately 20%. We substantially completed the reprioritization plan in the fourth quarter of 2022.
The following table summarizes the restructuring charges (benefits) in our consolidated statements of operations for the year ended December 31, 2022:

	Severance and Related Charges (1)	Stock-Based Compensation Expense (Benefit)	Lease Exit and Related Charges (2)	Other (3)	Total

	(in thousands)
Cost of revenue	$2,291	$709	$—	$17,585	$20,585
Research and development	46,994	29,188	—	2,733	78,915
Sales and marketing	30,565	(504)	—	730	30,791
General and administrative	17,211	5,111	31,227	5,109	58,658
Total	$97,061	$34,504	$31,227	$26,157	$188,949

(1)	Severance and related charges include cash severance expense and other termination benefits. The majority of cash paid for restructuring in 2022 was related to severance and benefits.
(2)	Lease exit and related charges are non-cash and presented in other cash flows from operating activities in our consolidated statements of cash flows.
(3)	Other includes impairment charges, contract termination charges, and intangible asset amortization.
The liabilities related to the reprioritization plan were immaterial as of December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2022.

Name	Age	Position
Executive Officers
Evan Spiegel	32	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	34	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	44	Chief Financial Officer
Jerry Hunter	58	Chief Operating Officer
Rebecca Morrow	49	Chief Accounting Officer
Michael O’Sullivan	57	General Counsel
Non-Employee Directors
Michael Lynton(1)(2)	63	Director and Chairperson of the Board
Kelly Coffey(3)	57	Director
Joanna Coles(2)	60	Director
Liz Jenkins(3)	45	Director
Stanley Meresman(3)	76	Director
Scott D. Miller(1)(3)	70	Director
Poppy Thorpe(1)(3)	38	Director
Fidel Vargas(2)	54	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.
Executive Officers
Evan Spiegel. Mr. Spiegel is our co-founder and has served as our Chief Executive Officer and a member of our board of directors since May 2012. Mr. Spiegel holds a B.S. in Engineering – Product Design from Stanford University. Mr. Spiegel has served on the board of directors of KKR & Co., Inc. since October 2021 We believe that Mr. Spiegel is qualified to serve as a member of our board based on the perspective and experience he brings as our co-founder and Chief Executive Officer.
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
Jerry Hunter. Mr. Hunter has served as our Chief Operating Officer since August 2022 and previously served as our Senior Vice President, Engineering from November 2017 to August 2022, and as our Vice President of Core Engineering from October 2016 to November 2017. From August 2010 to October 2016, Mr. Hunter served as Vice

President of Infrastructure at Amazon.com, Inc., and previously as Vice President of Corporate Applications at Amazon.com, Inc. from October 2007 to August 2010. Mr. Hunter holds a B.S. and M.S. in Systems Engineering from the University of Arizona.
Rebecca Morrow. Ms. Morrow has served as our Chief Accounting Officer since September 2019. From January 2018 to August 2019, Ms. Morrow served as Chief Accounting Officer at GoDaddy Inc., and previously served as Vice President of Finance and Head of Technical Accounting and Reporting from March 2015 to January 2018. Prior to that, Ms. Morrow served in various roles at Deloitte & Touche LLP, most recently serving as Managing Director in the Advisory Services practice from August 2013 to March 2015, and as Senior Manager in the Advisory Services practice from October 2008 to August 2013. Ms. Morrow holds a B.S. degree in Business and Accounting from the University of Idaho and a Masters of Accountancy degree from the David Eccles School of Business of the University of Utah.
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
Non-Employee Directors
Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairperson of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management Corp, Warner Music Group Corp., Schrodinger, Inc., and The Boston Beer Company. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc. from August 2017 until February 2019 and Pearson plc, from January 2018 to April 2021. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairperson due to his extensive leadership experience.
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
Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) since January 2021, and served as Chief Financial Officer at Hello Sunshine from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October

2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and Strategy. She currently serves as Chair of the board of GLAAD. Ms. Jenkins holds an MBA from The Wharton School at the University of Pennsylvania and a BA in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors and chair of our audit committee due to her experience working with digital and technology companies and her financial and accounting expertise from her prior experience as Chief Financial Officer of Hello Sunshine.
Stanley Meresman. Mr. Meresman has served on our board of directors since July 2015. During the last ten years, Mr. Meresman has served on the boards of directors of various public and private companies, including service as chair of the audit committee for some of these companies. He currently serves on the board of directors and as chair of the audit committee of DoorDash, Inc. He served as a member of the board of directors and as chair of the audit committees of Palo Alto Networks, Inc. from September 2014 to December 2018, LinkedIn Corporation from October 2010 to December 2016, Zynga Inc. from June 2011 to June 2015, Medallia, Inc. from June 2015 to October 2021, Guardant Health, Inc. from May 2018 to June 2022, and Cloudflare, Inc. from December 2018 to June 2022; and on the board of directors of Meru Networks, Inc. from September 2010 to May 2013, and Riverbed Technology, Inc. from March 2005 to May 2012. He also serves on the board of trustees of the Panetta Institute of Public Policy, a non-profit organization. From January 2004 to December 2004, Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years before joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to 1997, Mr. Meresman served as the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Meresman is qualified to serve as a member of our board of directors due to his background as a member of the board and chair of the audit committee of other public companies and his financial and accounting expertise from his prior extensive experience as chief financial officer of two publicly traded companies.
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
Independent Chairperson
Our board of directors appointed Mr. Lynton to serve as our independent Chairperson of our board of directors in September 2016. As Chairperson of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present. Mr. Lynton also performs such additional duties as our board of directors may otherwise determine and delegate. Mr. Lynton is an independent director and satisfies the independence requirements under NYSE listing standards.
Composition of Our Board of Directors
Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of ten members.
No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2023 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.
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
Our board of directors held seven meetings during 2022. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2022, nine members of our board of directors attended our annual meeting of stockholders.
Executive Sessions of Independent Directors
In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2022, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairperson of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.
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
Audit Committee
Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Meresman, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Jenkins, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. During 2022, the audit committee met six times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.
The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control, and financial-statement audits, and to oversee our independent registered accounting firm.
Specific responsibilities of our audit committee include:
•helping our board of directors oversee our corporate accounting and financial reporting processes;
•managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing related person transactions;
•reviewing cybersecurity and data privacy risks;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•approving, or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Compensation Committee
Our compensation committee consists of Mr. Lynton, Mr. Miller, and Ms. Thorpe. Our board of directors has determined that each of Mr. Lynton, Mr. Miller, and Ms. Thorpe is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2022, the compensation committee met five times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.
The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans, and programs for directors and employees and to review and determine the compensation to be paid to our executive officers and other senior management, as appropriate.
Specific responsibilities of our compensation committee include:
•reviewing and approving the compensation of our Chief Executive Officer, other executive officers, and senior management;
•reviewing and recommending to our board of directors the compensation paid to our directors;
•reviewing and approving the compensation arrangements with our executive officers and other senior management;
•administering our equity incentive plans and other benefit programs;
•reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management;

•reviewing, evaluating, and recommending to our board of directors succession plans for our executive officers;
•reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy; and
•reviewing and approving polices and procedures with respect to perquisites or other personal benefits provided to executive officers, directors, and other senior management.
See the sections titled “Item 11. Executive Compensation—Compensation Discussion and Analysis” and “—Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lynton, and Mr. Vargas. The chair of our nominating and corporate governance committee is Ms. Coles. Our board of directors has determined that each current member, and member during 2022, of the nominating and corporate governance committee is and was, respectively, independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. During 2022, the nominating and corporate governance committee met five times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.
Specific responsibilities of our nominating and corporate governance committee include:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•considering and making recommendations to our board of directors regarding the composition and chairperson of the committees of our board of directors;
•instituting plans or programs for the continuing education of our board of directors and orientation of new directors;
•developing and making recommendations to our board of directors regarding corporate governance guidelines and matters;
•overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors; and
•monitoring, reviewing, and making recommendations to our board of directors regarding its succession planning.
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
Procedures by Which Stockholders May Nominate Directors
The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2023 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2022, such persons complied with all such filing requirements, except Mr. Hunter inadvertently filed one late Form 4 with respect to one transaction.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2022 were:
•Evan Spiegel, Co-Founder and Chief Executive Officer;
•Derek Andersen, Chief Financial Officer;
•Jerry Hunter, Chief Operating Officer;
•Rebecca Morrow, Chief Accounting Officer;
•Michael O’Sullivan, General Counsel; and
•Jeremi Gorman, former Chief Business Officer.
Our board of directors has delegated to the compensation committee the authority and responsibility for reviewing, evaluating, and determining the compensation to be paid to executive officers, overseeing our compensation policies, and administering the compensation plans and programs for our company.

General Compensation Philosophy and Objectives
Philosophy
We seek kind, smart, and creative individuals to accomplish our business goals. Our compensation philosophy supports this objective by attracting the best people to join our company and incentivizing them to innovate, create, and drive long-term results.
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
Objectives
We designed our compensation program for all employees, including our named executive officers, to support four main objectives:
•recruit and retain the most talented people in a competitive market;
•reinforce our values, which serve to motivate our employees to deliver the highest level of performance;
•reward success when both our company and the individual succeed; and
•align employee and stockholder interests to share in long-term success.
Compensation-Setting Process
Compensation Committee’s Role
The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of three members of our board of directors: Michael Lynton, Scott D. Miller, and Poppy Thorpe. No member of the compensation committee are, or were in 2022, an executive officer of Snap Inc., and each of them qualifies as an “independent director” under the NYSE rules.
Compensation Consultant’s Role
The compensation committee has the authority to engage the services of outside consultants. The compensation committee first retained FW Cook, a national compensation consulting firm, in 2017 as its independent compensation consultant. FW Cook reports directly to the compensation committee.
In January 2023, our compensation committee reviewed FW Cook’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that FW Cook is independent within the meaning of such rules and that its engagement did not present any conflict of interest.
Management’s Role
Management makes recommendations to the compensation committee regarding our compensation programs and policies, and implements the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2022.
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
Peer Group
We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In 2022, the compensation committee requested that FW Cook perform a detailed review of our peer group, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. Based on those considerations and FW Cook’s review, our compensation committee approved maintaining the same peer group as used in 2021. Our peer group for 2022 consisted of the following companies:

Activision Blizzard	Match Group	Twilio
Autodesk	Pinterest	Twitter
Block (formerly Square)	Roku	Uber
DocuSign	ServiceNow	Workday
Etsy	Shopify	Zillow Group
Intuit	Spotify	Zoom Video
We use the peer group as a general reference. In addition to the peer group, we also rely on the knowledge and experience of our compensation committee members and our management in determining the appropriate compensation for our executive officers.
Elements of Executive Compensation
Our current compensation program generally consists of the following components:
•base salary;
•equity-based awards;
•annual incentive compensation; and
•other benefits.
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

The table below sets forth information regarding the year-end base salary amounts for 2022 for our named executive officers. Other than Ms. Morrow, no base salaries were changed for any of our named executive officers in 2022.

Name	2022 Base Salary
Evan Spiegel	$1
Derek Andersen	500,000
Jerry Hunter	500,000
Rebecca Morrow(1)	431,600
Michael O’Sullivan	500,000
Jeremi Gorman(2)	500,000
(1)Ms. Morrow's annual base salary was increased from $415,000 to $431,600 effective March 27, 2022.
(2)Ms. Gorman served as our Chief Business Officer until September 16, 2022.
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
We generally grant larger, one-time new hire equity awards to our executive officers when they start employment with us or are promoted. These initial awards are intended to establish a meaningful equity stake and motivate long-term value creation. While these awards generally cover multiple years, we may also consider providing additional equity grants to our executive officers to ensure appropriate incentives are in place to promote our long-term strategic and financial objectives and help us retain key executive officers. The size of these awards is not determined based on a specific formula, but rather through the exercise of judgment after considering various factors, including compensation provided to other executives with similar responsibilities in our peer group and within our company, the current unvested equity held by such executive officer, the perceived retentive value of the proposed awards, and for new-hires, amounts forfeited when joining our company. We also consider each executive officer’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership of his or her team, the cash compensation received by the executive officer, and feedback received from the executive officer’s peers and team.

Annual Incentive Compensation
In February 2022, our board of directors approved the 2022 Bonus Program, which provided our named executive officers, with the exception of Ms. Morrow, and other eligible employees the opportunity to earn bonuses on the level of achievement of certain company-wide objectives and key results, or Corporate OKRs, from January 1, 2022 through December 31, 2022. A participant must remain an employee through the payment date under the 2022 Bonus Program to earn a bonus.
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
In January 2023, the compensation committee approved a 20% payment of the bonus target amount to certain of our employees, including our named executive officers, pursuant to the 2022 Bonus Program. The bonus payment amounts approved by the compensation committee were based on their respective determinations of the degree to which such Corporate OKRs were achieved.
Ms. Morrow is eligible to earn a bonus under our performance award program. These bonuses are paid out at our discretion following a review of Ms. Morrow's performance in a given year. In 2022, the amount paid to Ms. Morrow was $259,375.
Other Benefits
Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2022, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us. Ms. Gorman and Messrs. Hunter and O’Sullivan participated in such on-call medical services in 2022, and we paid applicable tax gross ups related to such services. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.
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

Change of Control Benefits
Some employee equity awards with back-weighted vesting (i.e., 10%/20%/30%/40% vesting), including certain awards held by certain named executive officers, accelerate so that the equity award is evenly-weighted if the employee’s employment is involuntarily terminated other than for cause or voluntary termination for good reason following a change of control (i.e., “double-trigger”). We ceased issuing back-weighted equity awards in early 2018. Mr. Hunter is the only named executive officer with back-weighted equity vesting in 2022 that could benefit from such a provision, but such equity award was fully vested as of December 31, 2022.
Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Termination, Change in Control, or Death.”
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
No Tax Reimbursement of Parachute Payments and Deferred Compensation
We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2022, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.
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
Compensation Policies and Practices as they Relate to Risk Management
Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2022, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at a certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking.

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
Rule 10b5-1 Sales Plans
Our executive officers and members of our board of directors may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time, so long as such termination was made in good faith. The Securities and Exchange Commission recently adopted new rules, effective in late February 2023, with additional requirements for Rule 10b5-1 plans, including "cooling off" periods and limitations on the number of Rule 10b5-1 plans our executive officers and members of our board of directors may have.
Compensation Committee Report
The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.
Snap Inc. compensation committee,
Michael Lynton (Chairperson)
Scott D. Miller
Poppy Thorpe
Summary Compensation Table
The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Evan Spiegel	2022	$1	$—		$—		$—		$2,747,394	(2)	$2,747,395
Co-Founder and Chief	2021	1	—		—		—		3,290,615		3,290,616
Executive Officer	2020	1	—		—		—		2,094,431		2,094,432
Derek Andersen	2022	500,000	—		7,747,984		100,000	(3)	14,964	(4)	8,362,948
Chief Financial Officer	2021	500,000	—		5,876,814		225,000		14,364		6,616,178
	2020	500,000	—		6,242,566		400,000		24,841		7,167,407
Jerry Hunter(5)	2022	500,000	—		28,977,743		100,000	(3)	22,125	(6)	29,599,868
Chief Operating Officer	2021	500,000	—		9,402,903		225,000		12,164		10,140,067
	2020	500,000	—		24,970,262		400,000		20,489		25,890,751
Rebecca Morrow(7)
Chief Accounting Officer	2022	427,131	259,375	(8)	921,192		—		12,682	(9)	1,620,380
Michael O'Sullivan	2022	500,000	—		4,018,740		100,000	(3)	22,173	(10)	4,640,913
General Counsel	2021	500,000	—		4,701,451		225,000		21,631		5,448,082
	2020	500,000	—		6,810,086		400,000		17,191		7,727,277
Jeremi Gorman(11)	2022	375,000	—		6,909,311	(12)	—		165,662	(13)	7,449,973
Former Chief Business	2021	500,000	—		5,876,814		225,000		21,631		6,623,445
Officer	2020	500,000	—		5,675,063		400,000		16,213		6,591,276

(1)Amounts reported represent the aggregate grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.
(2)Amount reported includes (a) $2,136,341 for security for Mr. Spiegel, (b) $122,676 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, (c) $488,371 in incremental costs for personal flights not reimbursed by Mr. Spiegel, and (d) $6 in life insurance premiums paid by us on behalf of Mr. Spiegel.
(3)Represents amounts earned under the 2022 Bonus Program for performance from January 1, 2022 through December 31, 2022. Amounts under the 2022 Bonus Program will be paid in March 2022. See “Elements of Executive Compensation – Annual Incentive Compensation.”
(4)Amount reported includes (a) $12,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, and (c) contributions by the Company to Mr. Andersen’s health savings account. Amounts not quantified above total less than $10,000 in aggregate.
(5)Mr. Hunter was promoted to Chief Operating Officer effective August 30, 2022.
(6)Amount reported includes (a) $12,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Hunter, (c) $5,000 in medical on-call services paid by us on behalf of Mr. Hunter, and (d) tax “gross up” payments paid to Mr. Hunter to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
(7)Ms. Morrow was not a named executive officer in fiscal years 2021 or 2020.
(8)Represents amount awarded under the company's performance award program.
(9)Amount reported includes (a) $12,200 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Ms. Morrow. Amounts not quantified above total less than $10,000 in aggregate.
(10)Amount reported includes (a) $12,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O'Sullivan, and (d) tax “gross up” payments paid to Mr. O'Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
(11)Ms. Gorman served as Chief Business Officer until September 16, 2022.
(12)$2,002,360 of the amount reported is the aggregate modification date fair value of previously granted equity awards in accordance with ASC Topic 718, and does not reflect a new award or the actual economic value that may be realized by Ms. Gorman.
(13)Amount reported includes (a) $145,833 pursuant to the August 2022 transition agreement we entered with Ms. Gorman, in which we agreed to pay Ms. Gorman her salary that she would have earned had she remained our Chief Business Officer through December 31, 2022, (b) $9,921 in 401(k) plan matching contributions by us, (c) life insurance premiums paid by us on behalf of Ms. Gorman, (d) $5,000 in medical on-call services paid by us on behalf of Ms. Gorman, and (e) tax “gross up” payments paid to Ms. Gorman to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.

Grants of Plan-Based Awards in Fiscal 2022
The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2022 under our 2017 Plan. No named executive officer was granted options in 2022.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock Awards(2)
Evan Spiegel	—	—	$—
Derek Andersen	2/2/2022	141,731	4,545,314
	5/11/2022	77,830	1,699,807
	11/28/2022	152,730	1,502,863
Jerry Hunter	2/2/2022	167,188	5,361,719
	5/11/2022	113,982	2,489,367
	8/31/2022	1,789,697	19,471,904
	11/28/2022	168,166	1,654,753
Rebecca Morrow	5/11/2022	33,019	721,135
	11/28/2022	20,331	200,057
Michael O’Sullivan	2/2/2022	83,594	2,680,860
	5/11/2022	56,992	1,244,705
	11/28/2022	9,469	93,175
Jeremi Gorman	2/2/2022	104,493	3,351,091
	5/11/2022	71,239	1,555,860
(1)Except as indicated below, equity awards vest and the forfeiture condition lapses only on the satisfaction of a service-based vesting condition. If an employee dies while in service, the service-based vesting condition as to 100% of his or her shares subject to the award will be satisfied.
(2)The dollar amounts reflect the grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, see Notes 1 and 4 of the notes to our consolidated financial statements.

Outstanding Equity Awards as of December 31, 2022
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022. All awards are for Class A common stock and were granted under our 2017 Plan.

	Stock Awards				Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date
Evan Spiegel	—	—		$—	—	—	$—	—
Derek Andersen	3/4/2019	1,266	(3)	11,331	—	—	—	—
	5/16/2019	93,750	(4)	839,062	—	—	—	—
	2/18/2020	297,469	(5)	2,662,348	—	—	—	—
	2/3/2021	99,170	(6)	887,572	—	—	—	—
	2/2/2022	125,392	(7)	1,122,258	—	—	—	—
	5/11/2022	77,830	(8)	696,579	—	—	—	—
	11/28/2022	99,193	(9)	887,777	—	—	—	—
Jerry Hunter	5/16/2019	31,250	(10)	279,687	700,000	—	14.72	12/29/2027
	2/18/2020	528,835	(11)	4,733,073	—	—	—	—
	2/3/2021	158,672	(6)	1,420,114	—	—	—	—
	2/2/2022	167,188	(12)	1,496,333	—	—	—	—
	5/11/2022	113,982	(13)	1,020,139
	8/31/2022	1,652,028	(14)	14,785,651	—	—	—	—
	11/28/2022	140,782	(9)	1,259,999	—	—	—	—
Rebecca Morrow	9/10/2019	68,750	(15)	615,313	—	—	—	—
	5/13/2020	6,572	(16)	58,819	—	—	—	—
	5/12/2021	19,772	(17)	176,959	—	—	—	—
	5/11/2022	33,019	(18)	295,520	—	—	—	—
	11/28/2022	16,265	(9)	145,572	—	—	—	—
Michael O’Sullivan	5/16/2019	93,750	(10)	839,063	—	—	—	—
	2/18/2020	264,418	(19)	2,366,541	—	—	—	—
	2/3/2021	79,336	(6)	710,057	—	—	—	—
	2/2/2022	83,594	(12)	748,167	—	—	—	—
	5/11/2022	56,992	(20)	510,078	—	—	—	—
Jeremi Gorman	—	—		—	—	—	—	—
(1)Each of our named executive officers, other than Mr. Spiegel, holds equity awards that only vest, or the forfeiture condition only lapses, on the satisfaction of a service-based condition. The service-based condition for each of our named executive officers is further described below. If an executive officer dies while in our service, the service-based condition as to 100% of his or her shares subject to the award will be satisfied.
(2)The market value is based on the closing price of our Class A common stock on December 31, 2022, which was $8.95.
(3)The service-based condition for these RSUs is satisfied in 48 equal monthly installments after each month of continuous service from February 15, 2019.
(4)The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from June 15, 2019.
(5)The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 18.2% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 81.8% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.
(6)The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA on March 15, 2024, subject to continuous service by the executive officer through such date. Thereafter, the service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA after each quarter of continuous service by such executive officer from March 15, 2024.

(7)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10,450 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 114,942 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.
(8)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 41,576 of these RSUs shall vest in equal quarterly installments during the 12-month period following December 15, 2023; and 36,254 of these RSUs shall vest in equal quarterly installments during the 12-month period following December 15, 2024.
(9)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following December 15, 2022.
(10)The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from May 15, 2019.
(11)The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 27.2% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2020; 36.4% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 36.4% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.
(12)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following/from December 15, 2024.
(13)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 61,249 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 52,733 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.
(14)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 39-month period following September 15, 2022.
(15)The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from October 15, 2019.
(16)The service-based condition will be satisfied, and the forfeiture condition will lapse, as to 1/16th of the shares underlying this RSA after each quarter of continuous service from April 15, 2020.
(17)The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 25% of the RSAs on March 15, 2024; 25% of the RSAs on June 15, 2024; 25% of the RSAs on September 15, 2024; and 25% of the RSAs on December 15, 2024.
(18)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 5,528 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 27,491 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.
(19)The service-based condition will be satisfied, and the forfeiture condition will lapse for this RSA as follows (in each case subject to continued service through each date): 33.3% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2021; and 66.7% of the RSAs in equal quarterly installments during the 12-month period following November 15, 2022.
(20)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 30,625 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 26,367 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.

Option Exercises and Stock Vested
The following table presents information regarding the vesting or lapse of the forfeiture condition during 2022 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Evan Spiegel	—	$—
Derek Andersen	455,766	8,561,719
Jerry Hunter	791,376	16,111,423
Rebecca Morrow	77,197	1,770,108
Michael O’Sullivan	329,178	7,292,405
Jeremi Gorman	799,990	16,791,290
(1)The value realized is based on the closing price of our Class A common stock on the vesting date.
Pension Benefits
Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2022.
Non-qualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2022.
Employment, Severance, and Change in Control Agreements
Employment Agreements and Offer Letters
We have employment agreements or offer letters with each of our executive officers. Except as otherwise described below, the employment agreements and offer letters generally provide for at-will employment and set forth the executive officer’s initial base salary, eligibility for employee benefits, and confirmation of the terms of previously issued equity grants, if applicable, including in some cases severance benefits on a qualifying termination of employment. If an executive officer dies, all outstanding equity awards will be deemed to satisfy the service-based requirement. In addition, each of our named executive officers has executed our standard proprietary information and inventions agreement. The key terms of employment with our executive officers are described below.
Evan Spiegel and Robert Murphy
In July 2022, we entered into employment agreements with Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, with respect to their continuing employment with us. The annual base salary for each of Messrs. Spiegel and Murphy as of December 31, 2022 was $1. The employment agreements are each effective as of January 1, 2022, and will have an initial term of five years, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements.
In July 2022, our board of directors determined that it was advisable and in our best interest to approve the Future Stock Split. In connection with the Future Stock Split, we entered into the Co-Founder Agreements with each of Messrs. Spiegel and Murphy, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances.
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
Derek Andersen
In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2022 was $500,000.
Jeremi Gorman
In October 2018, we entered into an offer letter agreement with Jeremi Gorman, our former Chief Business Officer, with respect to her employment with us.
In August 2022, we entered into a transition agreement with Ms. Gorman. Under the transition agreement, following the execution of a standard release, Ms. Gorman's outstanding equity awards that were scheduled to vest pursuant to a monthly schedule through December 31, 2022, and salary had she remained our Chief Business Officer through December 31, 2022, were each accelerated.
Jerry Hunter
In October 2020, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Chief Operating Officer, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2022 was $500,000.
Rebecca Morrow
In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2022 was $431,600.
Michael O’Sullivan
In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2022 was $500,000.
Potential Payments upon Termination, Change in Control, or Death
Currently, no named executive officer is entitled to any payments upon a termination of employment or a resignation, in each case, following a change of control of our company.
No named executive officer is also entitled to any payments following a resignation for good reason, other than Mr. Spiegel. If Mr. Spiegel resigns for good reason as an employee and member of our board of directors, then Mr. Spiegel is entitled to continue receiving his existing aircraft usage and security benefits provided by us, in each case, subject to the terms of his employment agreement entered into with us in July 2022.

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2022.

Name	Accelerated Vesting of Stock Awards(1)
Evan Spiegel	$—
Derek Andersen	7,106,927
Jerry Hunter	24,994,996
Rebecca Morrow	1,292,183
Michael O’Sullivan	5,173,906
Jeremi Gorman	—
(1)The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $8.95 on December 31, 2022, of the unvested equity awards that would be accelerated.
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
401(k) Plan and Similar Plans
We maintain a safe harbor 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions and our contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.
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
Authorized Shares. The maximum number of shares of our Class A common stock that may be issued under our 2017 Plan as of December 31, 2022 is 157,768,323. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is three times the share reserve under the 2017 Plan.
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
Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards:
•arrange for the assumption, continuation, or substitution of a stock award by a successor corporation;
•arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;
•accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction;
•arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, or no payment, as determined by the board of directors; or
•make a payment, in the form determined by our board of directors, equal to the excess, if any, of the value of the property the participant would have received on exercise of the awards before the transaction over any exercise price payable by the participant in connection with the exercise.
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
Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2022, no shares of our Class A common stock have been purchased under the ESPP.
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
Limitations on Liability and Indemnification Matters
Our certificate of incorporation contains provisions that limit the liability of our current and former directors and officers for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors and officers of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s or officer's duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.
Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition, Delaware courts could find certain of these limitations of liability in our certificate of incorporation to be inapplicable or unenforceable in an action.
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

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws, if permitted by applicable law, may discourage stockholders from bringing a lawsuit against our directors or officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.
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
Our non-employee director compensation policy provides that each non-employee director receives the following compensation for board of directors and committee services:
•an annual retainer for board of director membership of $75,000, paid in cash;
•an annual retainer of $75,000 for chairing the board of directors, paid in cash;
•an annual retainer of $25,000 for chairing the audit committee, $20,000 for chairing the compensation committee, and $10,000 for chairing the nominating and corporate governance committee, each paid in cash; and
•an annual grant of equity with a fair market value as of the date of grant of $250,000, comprised of 50% in RSUs vesting after one year, and 50% in stock options vesting after one year.
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
Director Compensation Table
The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2022. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”
In 2022, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director (a) RSUs for 9,114 shares of Class A common stock under our 2017 Plan and (b) options to purchase 14,864 shares of Class A common stock under our 2017 Plan. The service-based vesting condition will be fully satisfied for the RSUs and options on July 20, 2023. If a director’s service ceases before July 20, 2023, vesting of the RSUs and options will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs and options will be deemed satisfied for 100% of the RSUs and options that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.

Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(5)	Option Awards(1)(5)	Total
Michael Lynton	$198,333	$141,358	$125,006	$464,697
Kelly Coffey	87,500	141,358	125,006	353,864
Joanna Coles	97,500	141,358	125,006	363,864
Liz Jenkins	108,333	141,358	125,006	374,697
Stanley Meresman	95,834	141,358	125,006	362,198
Scott D. Miller(2)	157,500	141,358	125,006	423,864
Robert Murphy(3)	524,998	—	—	524,998
Poppy Thorpe(4)	91,371	141,358	125,006	357,735
Fidel Vargas(4)	91,371	141,358	125,006	357,735
(1)Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted during 2022 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.
(2)Amount reported includes a $5,000 per month retainer for services on a special committee.
(3)Mr. Murphy does not receive any compensation for service as a director. Amount reported represents (a) $1 for his annual base salary as an employee, (b) $349,744 for security for Mr. Murphy, (c) $6 for life insurance premiums paid by us on behalf of Mr. Murphy, and (d) $175,247 in incremental costs for personal flights not reimbursed by Mr. Murphy.
(4)Amount reported includes $3,871 retainer for services on a special committee.
(5)As of December 31, 2022, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	9,114	65,553
Kelly Coffey	9,114	31,896
Joanna Coles	9,114	65,553
Liz Jenkins	9,114	21,896
Stanley Meresman	9,114	65,553
Scott D. Miller	9,114	65,553
Poppy Thorpe	9,114	63,553
Fidel Vargas	9,114	18,908
In 2022, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairperson. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.
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
Pay Ratio Disclosure
As disclosed in the Summary Compensation Table, for the year ended December 31, 2022, the annual total compensation of our Chief Executive Officer was $2,747,395. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $219,330. The ratio of these amounts is approximately 12.5 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.
To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages, bonuses, commissions, allowances, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2022 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2022.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table below sets forth information, as of December 31, 2022, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).
Because our Class A common stock is non-voting, significant holders of our Class A common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require significant stockholders to publicly report their ownership, including changes in that ownership. As a result, those stockholders and we are not obligated to disclose ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of such ownership or changes in such ownership. Furthermore, significant holders of our Class A common stock may hold our stock in nominee or “street name” with various brokers, such that we will not be able to identify their ownership.
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
Applicable percentage ownership is based on 1,319,929,508 shares of Class A common stock, 22,529,132 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total Voting Power
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers:
Evan Spiegel(1)	39,963,540	3.0%	5,862,410	26.0%	123,683,019	53.4%	53.1%
Robert Murphy(2)	77,684,764	5.9	5,862,410	26.0	107,943,924	46.6	46.4
Derek Andersen(3)	807,328	*	—	*	—	*	*
Jerry Hunter(4)	2,263,072	*	—	*	—	*	*
Rebecca Morrow(5)	216,678	*	—	*	—	*	*
Michael O’Sullivan(6)	890,015	*	—	*	—	*	*
Jeremi Gorman	1,343,344	*	—	*	—	*	*
Michael Lynton(7)	1,081,416	*	—	*	—	*	*
Kelly Coffey(8)	26,282	*	—	*	—	*	*
Joanna Coles(9)	68,616	*	—	*	—	*	*
Liz Jenkins(10)	10,732	*	—	*	—	*	*
Stanley Meresman(11)	77,634	*	—	*	—	*	*
Scott D. Miller(12)	141,978	*	—	*	—	*	*
Poppy Thorpe(13)	67,359	*	—	*	—	*	*
Fidel Vargas(14)	6,189	*	—	*	—	*	*
All directors and executive officers as a group (14 persons)(15)	123,305,603	9.3	11,724,820	52.0	231,626,943	100.0	99.5
5% Stockholders:
FMR LLC(16)	143,828,052	10.9	—	*	—	*	*
T. Rowe Price Associates, Inc.(17)	122,086,490	9.2	—	*	—	*	*
Entities affiliated with Tencent Holdings Limited(18)	232,655,030	17.6	10,344,970	45.9	—	*	*
*Represents beneficial ownership of less than 1%.
(1)Includes 4,077,844 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)Includes 5,307,526 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.
(3)Includes (a) 490,389 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2022 and (b) RSUs for 1,266 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2022.
(4)Includes (a) 718,757 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2022, (b) 700,000 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022, and (c) 844,315 shares held in trust for which Mr. Hunter is trustee and holds dispositive power.
(5)Includes 95,094 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2022.
(6)Includes (a) 437,504 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2022, (b) 452,191 shares of Class A common stock held in trust for which Mr. O’Sullivan is trustee and holds dispositive power, and (c) 160 shares of Class A common stock held by members of Mr. O’Sullivan’s immediate family for which Mr. O’Sullivan disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(7)Includes (a) 945,876 shares of Class A common stock held in trust for which Mr. Lynton is trustee and (b) 50,689 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.

(8)Includes 17,032 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(9)Includes 50,689 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(10)Includes 7,032 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(11)Includes 50,689 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(12)Includes 50,689 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(13)Includes 48,689 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(14)Includes 4,044 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022.
(15)Consists of (a) 122,324,784 shares of Class A common stock (of which 1,741,744 shares are unvested and subject to forfeiture as of December 31, 2022), 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 1,266 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2022, and (c) 979,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2022. Does not include shares held by Ms. Gorman, as she was not an executive officer as of December 31, 2022.
(16)Based on information reported by FMR LLC on Schedule 13G filed with the SEC on October 11, 2022. FMR LLC reported as a parent holding company that certain of its subsidiaries have sole dispositive power with respect to 143,828,052 shares of Class A common stock and sole voting power with respect to 136,845,537 shares of Class A common stock. FMR LLC reported that Fidelity Management & Research Company LLC beneficially owns 5% or greater of the outstanding shares of Class A common stock. FMR LLC listed its address as 245 Summer Street, Boston, Massachusetts 02210.
(17)Based on information reported by T. Rowe Price Associates, Inc. on Schedule 13G/A filed with the SEC on February 14, 2022. T. Rowe Price Associates, Inc. reported that it has sole dispositive power with respect to 122,086,490 shares of Class A common stock and sole voting power with respect to 50,755,018 shares of Class A common stock. T. Rowe Price Associates, Inc. listed its address as 100 E. Pratt Street, Baltimore, Maryland 21202.
(18)Tencent Holdings Limited reported in its 2021 Interim Report that, as of June 30, 2021, it was interested in approximately 243 million shares of Snap Inc., and has not provided any update in subsequent reports. We believe, based on such reporting and our corporate and transfer agent records, that Tencent Holdings Limited and its affiliates beneficially own 10,344,970 shares of Class B Common Stock, and the balance of any remaining shares they hold are Class A Common Stock. As noted above, holders of our Class A common stock, other than our directors or officers, are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act and may hold the stock in nominee or “street name” such that we are not able to identify or confirm their ownership. Tencent Holdings Limited listed its registered address as Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111 Cayman Islands.

Securities Authorized for Issuance under Equity Incentive Plans
The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (C)
Equity compensation plans approved by security holders(3)	131,694,045	$9.68	157,768,323
Equity compensation plans not approved by security holders	—	—	—
Total	131,694,045	$9.68	157,768,323
(1)Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2022.
(2)The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)Prior to our initial public offering, we granted awards under our 2012 Plan and our 2014 Plan. Following our initial public offering, we granted awards under our 2017 Plan, other than certain awards to our employees and consultants in France, which were granted under our 2014 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2022 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Investor Rights Agreement
We are party to an amended and restated investor rights agreement, which provides Mr. Spiegel and Mr. Murphy with certain registration rights with respect to up to an aggregate of 339,889,877 shares of our Class A common stock (including shares issuable on conversion of Class C common stock, which are initially convertible into Class B common stock). Under this agreement, Mr. Spiegel and Mr. Murphy have the right to request that their shares be covered by a registration statement that we are otherwise filing.
Co-Founder Agreements and Related Agreements
We are party to a series of agreements with Mr. Spiegel and Mr. Murphy, and certain of their respective affiliates, as applicable, which include: (i) employment agreements pursuant to which each individual will continue to serve in their respective roles at Snap for an initial five-year term ending on January 1, 2027, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements, (ii) the Future Stock Split, which shall not be declared and paid until the later of (x) June 30, 2023 and (y) the first business day following the date on which the average of the volume weighted average price per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days by July 21, 2032, and (iii) the Co-Founder Agreements, which include (a) the requirement under certain circumstances to convert an equal number of shares of Class B common stock or Class C common stock into Class A common stock in connection with sales by such individual of shares of Class A common stock received in the special dividend, (b) conversion of such individual’s remaining shares of Class C common stock into Class B common stock at such time as such Class C common stock represents in the aggregate less than 60% of such individual’s Base Class C Common Stock (as such term is defined in our certification of incorporation), and (c) in the event of any sale or liquidation of Snap Inc. following the special dividend, shares of Class A common stock, Class B common stock, and Class C common stock are to be treated identically, equally, and ratably, on a per share basis, with respect to any consideration received.
Munger, Tolles & Olson LLP
We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger and has provided legal services to us. For the year ended December 31, 2022, total services provided by Munger were $5,921,891.
Our general counsel, Michael O’Sullivan, is a former attorney at Munger.
Gibson, Dunn & Crutcher LLP
We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2022, total services provided by Gibson were $354,413.
Entities Affiliated with FMR LLC
In the ordinary course of business, FMR LLC and its affiliates, who hold 5% or more of our Class A common stock at December 31, 2022, purchased $2,653,243 of our advertising products for the year ended December 31, 2022. In addition, we use affiliates of FMR LLC for certain services related to our 401(k) plan. For the year ended December 31, 2022 total services provided by affiliates of FMR LLC were $539,356.
Entities Affiliated with Tencent
In the ordinary course of business, Tencent Holdings Limited and its affiliates, who hold 5% or more of our Class B common stock at December 31, 2022, purchased $7,448,405 of our advertising products for the year ended December 31, 2022.
Aviation Matters
Airplane Leases
In June 2018, we entered into a lease of an aircraft from an entity controlled by Mr. Spiegel on terms that are advantageous to us. Under the terms of this lease, Mr. Spiegel’s entity leases the aircraft to us for $0. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Spiegel’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this lease based on our overall security program for Mr. Spiegel and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality, privacy, and safety.
Mr. Spiegel may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2022, the amount that Mr. Spiegel could not reimburse was $122,676.
In September 2022, we entered into a lease of an aircraft from an entity controlled by Mr. Murphy on terms that are advantageous to us. Under the terms of this lease, Mr. Murphy’s entity leases the aircraft to us for $0. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Murphy’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this lease based on our overall security program for Mr. Murphy and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality, privacy, and safety.
Mr. Murphy may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Murphy in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Murphy and guests are flown by our pilots and crew members. Mr. Murphy reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Murphy has family or guests accompanying him on business flights, Mr. Murphy cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations.
Hangar Leases
In June 2018, we entered into a sublease of approximately 10,000 square feet of a hangar from an entity that is controlled by Mr. Spiegel. Under the terms of this sublease, Mr. Spiegel’s entity leased the space to us for no charge. We covered the maintenance and insurance costs associated with the space. This lease was terminated in May 2022.
In anticipation of the termination of the prior hangar lease, Mr. Spiegel’s entity previously entered into a ground lease for a site on which it was required to build a new hangar. In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel and Mr. Murphy. Construction of the new hangar was completed in 2022. Mr. Spiegel’s entity is solely responsible for the ground lease rental payments, certain airport fees, and taxes. In exchange for certain construction-related costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2022, Mr. Spiegel’s entity had a credit balance of approximately $1.7 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.
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
Employment Relationships
Mr. Hunter’s son, John Hunter, has been employed by us since May 2021. In 2022, John Hunter’s base salary and discretionary bonus was $132,678, which along with other benefits he received, were commensurate with similar roles at Snap Inc. In addition, in 2022 he received 2,015 restricted stock units subject to vesting over thirty-six months, commensurate with similar roles at Snap Inc. John Hunter is not part of Mr. Hunter’s household.
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
Policies and Procedures for Transactions with Related Persons
In July 2016, we entered into a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no 2022 transactions where our policy was not followed.
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
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Audit Fees(1)	$8,766	$8,955
Audit-Related Fees(2)	—	99
Tax Fees(3)	1,399	2,287
All Other Fees(4)	593	461
Total	$10,758	$11,802
(1)Audit fees consist of the fees for professional services rendered for the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, filing of our registration statements, accounting consultations, and audits provided in connection with statutory filings.
(2)Audit-related fees consist of fees for professional services rendered in connection with an internal controls review of an implementation of a new enterprise financial planning and reporting system.
(3)Tax fees consist of the fees for professional services rendered in connection with tax compliance, tax advisory, and tax planning.
(4)All other fees consist of fees for professional services other than the services reported in audit fees, audit-related fees, and tax fees.
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
All of the services of Ernst & Young LLP for 2022 and 2021 described above were in accordance with the audit committee pre-approval policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Financial Statements and Supplementary Data on page 74.
2.Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

3.5	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 4, 2021

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8.K	001-38017	4.2	April 28, 2020

4.9	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 30, 2021

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
4.10	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.9)	8-K	001-38017	4.2	April 30, 2021

4.11	Indenture, dated February 11, 2022, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	February 11, 2022

4.12	Form of Global Note, representing Snap Inc.’s 0.125% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38017	4.2	February 11, 2022

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	10-K	001-38017	10.8	February 3, 2022

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-K	001-38017	10.9	February 3, 2022

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13	Co-Founder's Agreement among Snap Inc., Evan Spiegel, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.1	July 21, 2022

10.14	Co-Founder's Agreement among Snap Inc., Robert Murphy, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.2	July 21, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.15+	Employment Agreement by and between Snap Inc. and Evan Spiegel, dated July 21, 2022	8-K	001-38017	10.3	July 21, 2022

10.16+	Employment Agreement by and between Snap Inc. and Robert Murphy, dated July 21, 2022	8-K	001-38017	10.4	July 21, 2022

10.17+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.18+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated October 7, 2020	10-K	001-38017	10.16	February 4, 2021

10.19+	Transition Agreement, by and between Snap Inc. and Jeremi Gorman, dated August 30, 2022	8-K	001-38017	10.1	August 31, 2022

10.20+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.21+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.22+	Snap Inc. 2022 Bonus Program	10-K	001-38017	10.22	February 3, 2022

10.23	Notice of Prepayment and Termination of Commitments, dated May 5, 2022	10-Q	001-38017	10.1	July 21, 2022

10.24	Revolving Credit Agreement by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated May 6, 2022	10-Q	001-38017	10.2	July 21, 2022

10.25	Snap Inc. Non-Employee Director Compensation Policy	10-K	001-38017	10.28	February 22, 2018

10.26+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
+    Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INC.

Date: January 31, 2023	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: January 31, 2023	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	January 31, 2023
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	January 31, 2023
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	January 31, 2023
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	January 31, 2023
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	January 31, 2023
Kelly Coffey

/s/ Joanna Coles	Director	January 31, 2023
Joanna Coles

/s/ Elizabeth Jenkins	Director	January 31, 2023
Elizabeth Jenkins

/s/ Michael Lynton	Director	January 31, 2023
Michael Lynton

/s/ Stanley Meresman	Director	January 31, 2023
Stanley Meresman

/s/ Scott D. Miller	Director	January 31, 2023
Scott D. Miller

/s/ Poppy Thorpe	Director	January 31, 2023
Poppy Thorpe

/s/ Fidel Vargas	Director	January 31, 2023
Fidel Vargas