Form 10-Q
period 2023-03-31
Snap Inc
filed 2023-04-28
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________
Commission File Number: 001-38017
______________________________________
SNAP INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	45-5452795
(State or other jurisdiction of incorporation or organizations)	(I.R.S. Employer Identification Number)
3000 31st Street
Santa Monica, California 90405
(Address of principal executive offices, including zip code)
(310) 399-3339
(Registrant's telephone, including area code)
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,347,620,319 shares outstanding as of April 25, 2023
Class B common stock, $0.00001 par value	22,521,887 shares outstanding as of April 25, 2023
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 25, 2023

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, geo-political conflicts, and the persisting effects of the COVID-19 pandemic, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:
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
•our ability to repay outstanding debt;
•future acquisitions of or investments in complementary companies, products, services, or technologies; and
•the potential adverse impact of climate change, natural disasters, health epidemics, including the persisting effects of the COVID-19 pandemic, macroeconomic conditions, and war or other armed conflict, including the conflict in Ukraine, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts, the persisting effects of the COVID-19 pandemic, and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(328,674)	$(359,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,220	38,100
Stock-based compensation	314,931	275,444
Amortization of debt issuance costs	1,836	1,413
Losses (gains) on debt and equity securities, net	(10,833)	79,127
Other	(10,396)	1,125
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	288,373	126,027
Prepaid expenses and other current assets	(13,204)	(27,178)
Operating lease right-of-use assets	17,658	16,984
Other assets	850	(308)
Accounts payable	(36,972)	54,980
Accrued expenses and other current liabilities	(90,191)	(62,828)
Operating lease liabilities	(18,550)	(17,816)
Other liabilities	1,054	2,013
Net cash provided by (used in) operating activities	151,102	127,459
Cash flows from investing activities
Purchases of property and equipment	(47,630)	(21,175)
Purchases of strategic investments	(4,480)	(150)
Cash paid for acquisitions, net of cash acquired	—	(788)
Purchases of marketable securities	(874,053)	(1,342,381)
Sales of marketable securities	5,351	9,777
Maturities of marketable securities	924,323	342,545
Other	2,327	(5,493)
Net cash provided by (used in) investing activities	5,838	(1,017,665)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,483,500
Purchase of capped calls	—	(177,000)
Proceeds from the exercise of stock options	29	2,266
Deferred payments for acquisitions	(2,028)	—
Net cash provided by (used in) financing activities	(1,999)	1,308,766
Change in cash, cash equivalents, and restricted cash	154,941	418,560
Cash, cash equivalents, and restricted cash, beginning of period	1,423,776	1,994,723
Cash, cash equivalents, and restricted cash, end of period	$1,578,717	$2,413,283
Supplemental disclosures
Cash paid for income taxes, net	$17,003	$2,636
Cash paid for interest	$4,421	$3,454
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$988,608	$1,062,727
Costs and expenses:
Cost of revenue	439,986	420,897
Research and development	455,112	455,563
Sales and marketing	268,433	241,886
General and administrative	190,341	215,908
Total costs and expenses	1,353,872	1,334,254
Operating loss	(365,264)	(271,527)
Interest income	37,948	3,123
Interest expense	(5,885)	(5,173)
Other income (expense), net	11,372	(77,537)
Loss before income taxes	(321,829)	(351,114)
Income tax benefit (expense)	(6,845)	(8,510)
Net loss	$(328,674)	$(359,624)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)
Weighted average shares used in computation of net loss per share:
Basic	1,581,370	1,619,113
Diluted	1,581,370	1,619,113
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(328,674)	$(359,624)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	9,395	(6,692)
Foreign currency translation	2,915	(2,842)
Total other comprehensive income (loss), net of tax	12,310	(9,534)
Total comprehensive loss	$(316,364)	$(369,158)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,578,528	$1,423,121
Marketable securities	2,524,904	2,516,003
Accounts receivable, net of allowance	892,511	1,183,092
Prepaid expenses and other current assets	146,973	134,431
Total current assets	5,142,916	5,256,647
Property and equipment, net	303,022	271,777
Operating lease right-of-use assets	355,062	370,952
Intangible assets, net	186,724	204,480
Goodwill	1,649,097	1,646,120
Other assets	251,569	279,562
Total assets	$7,888,390	$8,029,538
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$141,800	$181,774
Operating lease liabilities	50,787	46,485
Accrued expenses and other current liabilities	898,897	987,340
Total current liabilities	1,091,484	1,215,599
Convertible senior notes, net	3,744,237	3,742,520
Operating lease liabilities, noncurrent	368,526	386,271
Other liabilities	105,703	104,450
Total liabilities	5,309,950	5,448,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,391,998 shares issued, 1,341,056 shares outstanding at March 31, 2023, and 3,000,000 shares authorized, 1,371,242 shares issued, 1,319,930 shares outstanding at December 31, 2022.	13	13
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,522 shares issued and outstanding at March 31, 2023, and 700,000 shares authorized, 22,529 shares issued and outstanding at December 31, 2022.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2023 and December 31, 2022.	2	2
Treasury stock, at cost. 50,942 and 51,312 shares of Class A non-voting common stock at March 31, 2023 and December 31, 2022, respectively.	(496,906)	(500,514)
Additional paid-in capital	13,620,326	13,309,828
Accumulated deficit	(10,543,331)	(10,214,657)
Accumulated other comprehensive income (loss)	(1,664)	(13,974)
Total stockholders’ equity	2,578,440	2,580,698
Total liabilities and stockholders’ equity	$7,888,390	$8,029,538
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,319,930	$13	1,364,887	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	3	—	160	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	1,118	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	20,745	—	11,996	—
Conversion of Class B voting common stock to Class A non-voting common stock	8	—	98	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	370	—	—	—
Balance, end of period	1,341,056	13	1,378,259	14
Class B voting common stock
Balance, beginning of period	22,529	—	22,769	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	1	—	6	—
Conversion of Class B voting common stock to Class A non-voting common stock	(8)	—	(98)	—
Balance, end of period	22,522	—	22,677	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—
Balance, end of period	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	51,312	(500,514)	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(370)	3,608	—	—
Balance, end of period	50,942	(496,906)	—	—
Additional paid-in capital
Balance, beginning of period	—	13,309,828	—	12,069,097
Stock-based compensation expense	—	314,077	—	272,720
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	29	—	2,267
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	44,039
Purchase of capped calls	—	—	—	(177,000)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(3,608)	—	—
Balance, end of period	—	13,620,326	—	12,211,123
Accumulated deficit
Balance, beginning of period	—	(10,214,657)	—	(8,284,466)
Net loss	—	(328,674)	—	(359,624)
Balance, end of period	—	(10,543,331)	—	(8,644,090)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(13,974)	—	5,521
Other comprehensive income (loss), net of tax	—	12,310	—	(9,534)
Balance, end of period	—	(1,664)	—	(4,013)
Total stockholders’ equity	1,646,147	$2,578,440	1,632,563	$3,563,036
See Notes to Consolidated Financial Statements.

Snap Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Snap Inc. is a technology company.
Snap Inc. (“we,” “our,” or “us”), a Delaware corporation, is headquartered in Santa Monica, California. Our flagship product, Snapchat, is a visual messaging application that was created to help people communicate through short videos and images called “Snaps.”
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) in February 2023 (the “Annual Report”).
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
Key estimates relate primarily to determining the fair value of assets and liabilities assumed in business combinations, evaluation of contingencies, uncertain tax positions, and the fair value of strategic investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
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
The Future Stock Split will not be declared and paid until the later of (i) June 30, 2023 and (ii) the first business day following the date on which the average of the volume weighted average price per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate. No adjustments have been made to share or per share amounts for Class A common stock in the accompanying consolidated financial statements for the effects of the Future Stock Split as these triggering conditions have not been met.

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
We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
North America (1) (2)	$632,560	$749,243
Europe (3)	155,615	159,076
Rest of world	200,433	154,408
Total revenue	$988,608	$1,062,727
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $612.4 million and $727.4 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.
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
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if‑converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, and 2028 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(275,851)	$(4,681)	$(48,142)	$(303,132)	$(5,045)	$(51,447)
Net loss attributable to common stockholders	$(275,851)	$(4,681)	$(48,142)	$(303,132)	$(5,045)	$(51,447)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,327,221	22,522	231,627	1,364,772	22,714	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,327,221	22,522	231,627	1,364,772	22,714	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.21)	$(0.21)	$(0.22)	$(0.22)	$(0.22)
Diluted	$(0.21)	$(0.21)	$(0.21)	$(0.22)	$(0.22)	$(0.22)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	3,155	4,132
Unvested RSUs and RSAs	128,086	77,793
Convertible Notes (if-converted)	89,379	89,379
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

Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity during the three months ended March 31, 2023:

	Class A Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2022	132,392	$18.28
Granted	23,045	$10.51
Vested	(21,926)	$16.70
Forfeited	(5,425)	$20.93
Unvested at March 31, 2023	128,086	$17.04
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.8 billion as of March 31, 2023 and is expected to be recognized over a weighted-average period of 1.9 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans during the three months ended March 31, 2023:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2022	2,589	570	$9.68	4.05	$9,669
Granted	—	—	$—
Exercised	(3)	(1)	$7.66
Forfeited	—	—	$—
Outstanding at March 31, 2023	2,586	569	$9.68	3.73	$12,359
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of March 31, 2023 and December 31, 2022, respectively.
Total unrecognized compensation cost related to unvested stock options was $0.5 million as of March 31, 2023 and is expected to be recognized over a weighted-average period of 1.2 years.

Stock-Based Compensation Expense by Function
Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,885	$2,446
Research and development	219,850	182,866
Sales and marketing	54,939	42,071
General and administrative	38,257	48,061
Total	$314,931	$275,444
5. Business Acquisitions
For the year ended December 31, 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $120.5 million, which included $17.7 million in cash, $44.0 million in shares of our Class A common stock, and $58.8 million recorded in other liabilities on our consolidated balance sheets. Of the aggregate purchase consideration, $69.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforces. Of the acquired goodwill and intangible assets, $101.7 million is deductible for tax purposes.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$1,646,120
Goodwill acquired	—
Foreign currency translation	2,977
Balance as of March 31, 2023	$1,649,097
Intangible assets consisted of the following:

	As of March 31, 2023
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.8	$745	$(497)	$248
Trademarks	1.0	800	(544)	256
Technology	2.9	308,745	(161,642)	147,103
Customer relationships	5.7	21,000	(7,672)	13,328
Patents	9.0	39,373	(15,958)	23,415
Other	0.8	6,000	(3,626)	2,374
		$376,663	$(189,939)	$186,724

	As of December 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.0	$954	$(690)	$264
Trademarks	1.2	800	(478)	322
Technology	3.1	340,375	(178,427)	161,948
Customer relationships	5.7	21,000	(6,641)	14,359
Patents	9.1	39,373	(14,912)	24,461
Other	1.0	$6,000	$(2,874)	$3,126
		$408,502	$(204,022)	$204,480
Amortization of intangible assets was $17.8 million and $22.5 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2023	$52,363
2024	57,177
2025	41,102
2026	16,673
2027	7,293
Thereafter	12,116
Total	$186,724
7. Long-Term Debt
Convertible Notes
2028 Notes
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028 (the “2028 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and cash used to purchase the capped call transactions (“2028 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
The 2028 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on September 1, 2022 at a rate of 0.125% per year. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.
The 2028 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.7494 shares of Class A common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our Class A common stock. We may redeem for cash all or any portion of the 2028 Notes, at our option, on or after March 5, 2025 based on certain circumstances.

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

The Convertible Notes consisted of the following:

	As of March 31, 2023			As of December 31, 2022
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$284,105	$(1,360)	$282,745	$284,105	$(1,521)	$282,584
2026 Notes	838,482	(4,375)	834,107	838,482	(4,698)	833,784
2027 Notes	1,150,000	(8,708)	1,141,292	1,150,000	(9,239)	1,140,761
2028 Notes	1,500,000	(13,907)	1,486,093	1,500,000	(14,609)	1,485,391
Total	$3,772,587	$(28,350)	$3,744,237	$3,772,587	$(30,067)	$3,742,520
As of March 31, 2023, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 2.1 years, 3.3 years, 4.1 years, and 4.9 years, respectively.
Interest expense related to the amortization of debt issuance costs was $1.7 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Contractual interest expense was $2.2 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of March 31, 2023 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2023. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2023, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2023, we had $32.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.5 billion in commitments as of March 31, 2023, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2023. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2023.
9. Leases
The components of lease cost were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease expense	$25,003	$23,626
Sublease income	(222)	(673)
Total net lease costs	$24,781	$22,953

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average remaining lease term	6.3	7.0
Weighted-average discount rate	4.8%	4.9%
The maturities of our operating lease liabilities as of March 31, 2023 were as follows:

Operating Leases
(in thousands)
Remainder of 2023	$43,363
2024	103,048
2025	99,141
2026	52,311
2027	37,418
Thereafter	169,496
Total lease payments	$504,777
Less: Imputed interest	(85,464)
Present value of lease liabilities	$419,313
As of March 31, 2023, we had additional operating leases that have not yet commenced for facilities with lease obligations of $42.5 million. These operating leases will commence between 2023 and 2024 with lease terms of approximately 1 year to 10 years.
Cash payments included in the measurement of our operating lease liabilities were $24.2 million and $23.5 million for the three months ended March 31, 2023 and 2022, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $1.7 million and $122.2 million for the three months ended March 31, 2023 and 2022, respectively.
10. Strategic Investments
We hold strategic investments primarily in privately held companies with a carrying value of $223.3 million and $252.3 million as of March 31, 2023 and December 31, 2022, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Unrealized gains (losses) on investments in privately held companies still held at the reporting date, net	$1,079	$13,255
Gains and losses on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.

All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three months ended March 31, 2023 and 2022, respectively, was not material.
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,447,925	$—	$—	$1,447,925
Level 1 securities:
U.S. government securities	1,688,325	3,860	(5,149)	1,687,036
U.S. government agency securities	266,944	299	(104)	267,139
Level 2 securities:
Corporate debt securities	246,814	309	(789)	246,334
Commercial paper	203,080	—	(6)	203,074
Certificates of deposit	150,446	—	—	150,446
Total	$4,003,534	$4,468	$(6,048)	$4,001,954

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,325,946	$—	$—	$1,325,946
Level 1 securities:
U.S. government securities	1,630,224	109	(9,484)	1,620,849
U.S. government agency securities	175,269	19	(188)	175,100
Level 2 securities:
Corporate debt securities	309,942	32	(1,462)	308,512
Commercial paper	290,589	—	—	290,589
Certificates of deposit	157,965	—	(1)	157,964
Total	$3,889,935	$160	$(11,135)	$3,878,960
We hold investments in publicly traded companies with an aggregate carrying value of $101.5 million and $91.5 million as of March 31, 2023 and December 31, 2022, respectively, primarily recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$137	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	10,594	(92,140)
Gains (losses) on publicly traded equity securities, net	$10,731	$(92,140)
Gross unrealized losses on marketable debt securities were not material for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of March 31, 2023, $795.9 million of our total $2.4 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $268.0 million, $768.6 million, $839.1 million, and $1.1 billion, respectively. As of December 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $257.0 million, $711.9 million, $796.2 million, and $1.0 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $6.8 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2022	$(11,129)	$(2,845)	$(13,974)
OCI before reclassifications	9,393	2,915	12,308
Amounts reclassified from AOCI (1)	2	—	2
Net current period OCI	9,395	2,915	12,310
Balance at March 31, 2023	$(1,734)	$70	$(1,664)
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.

14. Property and Equipment, Net
The following table lists property and equipment, net by geographic area:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Property and equipment, net:
United States	$224,601	$214,857
United Kingdom	54,914	36,774
Rest of world (1)	23,507	20,146
Total property and equipment, net	$303,022	$271,777
(1)No individual country exceeded 10% of our total property and equipment, net for any period presented.

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
Overview of First Quarter 2023 Results
Our key user metrics and financial results for the first quarter of 2023 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 15% year-over-year to 383 million in Q1 2023.
•Average revenue per user, or ARPU, was $2.58 in Q1 2023, compared to $3.20 in Q1 2022.
Financial Results
•Revenue was $988.6 million in Q1 2023, compared to $1,062.7 million in Q1 2022.
•Total costs and expenses were $1,353.9 million in Q1 2023, compared to $1,334.3 million in Q1 2022.
•Net loss was $328.7 million in Q1 2023, compared to $359.6 million in Q1 2022.
•Diluted net loss per share was $(0.21) in Q1 2023, compared to $(0.22) in Q1 2022.
•Adjusted EBITDA was $0.8 million in Q1 2023, compared to $64.5 million in Q1 2022.
•Cash provided by operating activities was $151.1 million in Q1 2023, compared to $127.5 million in Q1 2022.
•Free Cash Flow was $103.5 million in Q1 2023, compared to $106.3 million in Q1 2022.
•Cash, cash equivalents, and marketable securities were $4.1 billion as of March 31, 2023.
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
Macroeconomic factors such as labor shortages, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, banking instability, and other risks and uncertainties, including the persisting effects of the COVID-19 pandemic and the conflict in Ukraine, continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
In addition, competition for advertising dollars has increased and demand growth on our advertising platform has slowed. We expect to continue to experience increased competition, which may result in reduced advertising demand, and could adversely affect our revenue growth, pricing, business, financial condition, and results of operations. Demand has also been disrupted by recent changes we made to our advertising platform, and, in the future, we may continue to experience adverse impacts to our revenue growth as a result of these changes.

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
We compete with other companies in every aspect of our business. We must compete effectively for users and advertisers to grow our business and increase our revenue. These and other risks and uncertainties are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 383 million DAUs on average in the first quarter of 2023, an increase of 51 million, or 15%, from the first quarter of 2022.

Quarterly Average Daily Active Users (in millions)
Global

400
350
300
250
200
150
100
50
0
229
238
249
265
280
293
306
319
332
347
363
375
383
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

YOY growth:	20%	17%	18%	22%	22%	23%	23%	20%	18%	18%	19%	17%	15%

North America (1)	Europe (2)

120
110
100
90
80
70
60
50
40
30
20
10
0
88
90
90
92
93
95
96
97
98
99
100
100
100
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

YOY growth:	10%	9%	7%	6%	5%	6%	7%	6%	5%	4%	4%	3%	3%	14%	12%	10%	10%	9%	10%	11%	11%	10%	10%	11%	12%	10%
(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey.

Rest of World

200
180
160
140
120
100
80
60
40
20
0
71
77
87
99
111
120
130
140
150
162
175
183
190
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

YOY growth:	45%	37%	43%	55%	57%	55%	49%	41%	36%	35%	34%	31%	27%
Monetization
We recorded revenue of $988.6 million for the three months ended March 31, 2023, compared to revenue of $1,062.7 million for the same period in 2022, a decrease of 7% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.58 in the first quarter of 2023, compared to $3.20 in the first quarter of 2022. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.74
$3.35
$3.49
$4.06
$3.20
$3.20
$3.11
$3.47
$2.58
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$5.94
$7.37
$8.20
$9.58
$7.77
$7.93
$8.13
$8.77
$6.37
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.93
$1.07
$0.98
$1.12
$0.95
$0.96
$0.89
$1.10
$1.00
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$988,608	$1,062,727
Operating loss	$(365,264)	$(271,527)
Net loss	$(328,674)	$(359,624)
Adjusted EBITDA (1)	$813	$64,468
(1)For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$988,608	$1,062,727
Costs and expenses (1) (2):
Cost of revenue	439,986	420,897
Research and development	455,112	455,563
Sales and marketing	268,433	241,886
General and administrative	190,341	215,908
Total costs and expenses	1,353,872	1,334,254
Operating loss	(365,264)	(271,527)
Interest income	37,948	3,123
Interest expense	(5,885)	(5,173)
Other income (expense), net	11,372	(77,537)
Loss before income taxes	(321,829)	(351,114)
Income tax benefit (expense)	(6,845)	(8,510)
Net loss	$(328,674)	$(359,624)
Adjusted EBITDA (3)	$813	$64,468
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,885	$2,446
Research and development	219,850	182,866
Sales and marketing	54,939	42,071
General and administrative	38,257	48,061
Total	$314,931	$275,444
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$3,226	$5,512
Research and development	24,139	22,123
Sales and marketing	5,073	7,392
General and administrative	2,782	3,073
Total	$35,220	$38,100
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	45	40
Research and development	46	43
Sales and marketing	27	23
General and administrative	19	20
Total costs and expenses	137	126
Operating loss	(37)	(26)
Interest income	4	—
Interest expense	—	—
Other income (expense), net	1	(7)
Loss before income taxes	(32)	(33)
Income tax benefit (expense)	(1)	(1)
Net loss	(33)%	(34)%
Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue	$988,608	$1,062,727
Revenue as a dollar change		$(74,119)
Revenue as a percentage change		(7)%
Revenue for the three months ended March 31, 2023 decreased $74.1 million compared to the same period in 2022. Revenue decreased due to a reduction in advertiser spend and auction-based advertising demand.
Cost of Revenue

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Cost of Revenue	$439,986	$420,897
Cost of Revenue as a dollar change		$19,089
Cost of Revenue as a percentage change		5%
Cost of revenue for the three months ended March 31, 2023 increased $19.1 million compared to the same period in 2022. The increase was primarily driven by the growth in revenue share due to the higher mix of revenue subject to revenue share and increased infrastructure costs attributable to DAU growth. The increase was partially offset by infrastructure cost efficiencies and lower content, advertising partner, and other costs.

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Research and Development Expenses	$455,112	$455,563
Research and Development Expenses as a dollar change		$(451)
Research and Development Expenses as a percentage change		—%
Research and development expenses for the three months ended March 31, 2023 decreased $0.5 million compared to the same period in 2022. The decrease was primarily driven by lower cash-based compensation expenses due to decreased headcount compared to the prior period, offset by higher stock-based compensation expenses.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Sales and Marketing Expenses	$268,433	$241,886
Sales and Marketing Expenses as a dollar change		$26,547
Sales and Marketing Expenses as a percentage change		11%
Sales and marketing expenses for the three months ended March 31, 2023 increased $26.5 million compared to the same period in 2022. The increase was primarily driven by marketing investments and higher stock-based compensation expenses, partially offset by lower cash-based compensation expenses due to decreased headcount compared to the prior period.
General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
General and Administrative Expenses	$190,341	$215,908
General and Administrative Expenses as a dollar change		$(25,567)
General and Administrative Expenses as a percentage change		(12)%
General and administrative expenses for the three months ended March 31, 2023 decreased $25.6 million compared to the same period in 2022. The decrease was primarily driven by lower personnel expenses due to decreased headcount, including lower cash- and stock-based compensation expense.
Interest Income

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$37,948	$3,123
Interest Income as a dollar change		$34,825
Interest Income as a percentage change		NM

Interest income for the three months ended March 31, 2023 increased $34.8 million compared to the same period in 2022. The increase was primarily a result of higher interest rates on U.S. government-backed securities, offset by a lower overall invested cash balance.
Interest Expense

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Interest Expense	$(5,885)	$(5,173)
Interest Expense as a dollar change		$(712)
Interest Expense as a percentage change		14%
Interest expense for the three months ended March 31, 2023 increased $0.7 million compared to the same period in 2022, primarily due to increases in amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Other Income (Expense), Net	$11,372	$(77,537)
Other Income (Expense), Net as a dollar change		$88,909
Other Income (Expense), Net as a percentage change		115%
Other income, net for the three months ended March 31, 2023 was $11.4 million compared to other expense, net of $77.5 million in the same period in 2022. Other income, net for the three months ended March 31, 2023 was primarily a result of $10.7 million total gains on publicly traded securities classified as marketable securities and $1.1 million unrealized gains on strategic investments. Other expense, net for the three months ended March 31, 2022 was primarily a result of a $92.1 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $13.3 million unrealized gain on strategic investments.
Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Income Tax Benefit (Expense)	$(6,845)	$(8,510)
Income Tax Benefit (Expense) as a dollar change		$1,665
Income Tax Benefit (Expense) as a percentage change		20%
Effective Tax Rate	(2.1)%	(2.4)%
Income tax expense for the three months ended March 31, 2023 was $6.8 million compared to $8.5 million for the same period in 2022. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net Loss	$(328,674)	$(359,624)
Net Loss as a dollar change		$30,950
Net Loss as a percentage change		9%

Adjusted EBITDA	$813	$64,468
Adjusted EBITDA as a dollar change		$(63,655)
Adjusted EBITDA as a percentage change		(99)%
Net loss for the three months ended March 31, 2023 was $328.7 million compared to $359.6 million for the same period in 2022. Adjusted EBITDA for the three months ended March 31, 2023 was $0.8 million compared to $64.5 million for the same period in 2022. The decrease in Adjusted EBITDA was attributable to decreased revenues and increased cost of revenue and sales and marketing expenses, partially offset by decreased research and development expenses and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $4.1 billion as of March 31, 2023, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
Deferred purchase consideration of $238.4 million for our 2021 acquisition of Wave Optics Limited is due in May 2023 and is included in accrued expenses and other current liabilities on our consolidated balance sheets. The payment is due in either cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. We currently intend to make this payment in cash.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, and (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2023, we had $32.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2023 and as a result, the 2028 Notes will not be eligible for optional conversion during the second quarter of 2023.

In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2023 and as a result, the 2027 Notes will not be eligible for optional conversion during the second quarter of 2023.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2023 and as a result, the 2025 Notes will not be eligible for optional conversion during the second quarter of 2023.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2023 and as a result, the 2026 Notes will not be eligible for optional conversion during the second quarter of 2023.
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
As of March 31, 2023, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$151,102	$127,459
Net cash provided by (used in) investing activities	5,838	(1,017,665)
Net cash provided by (used in) financing activities	(1,999)	1,308,766
Change in cash, cash equivalents, and restricted cash	$154,941	$418,560
Free Cash Flow (1)	$103,472	$106,284
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Three Months Ended March 31, 2023 and 2022
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $151.1 million for the three months ended March 31, 2023, compared to $127.5 million for the same period in 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $314.9 million. Net cash provided by operating activities for the three months ended March 31, 2023 was also driven by a decrease in the accounts receivable balance of $288.4 million due to higher collections and a reduction in billings in the period, partially offset by a $90.2 million decrease in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $5.8 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $1.0 billion for the same period in 2022. Our investing activities for the three months ended March 31, 2023 primarily consisted of maturities of marketable securities of $924.3 million, partially offset by purchases of marketable securities of $874.1 million. Net cash used in investing activities for the three months ended March 31, 2022 consisted mainly of the purchase of marketable securities of $1.3 billion, partially offset by maturities of marketable securities of $342.5 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $1.3 billion for the same period in 2022. Our financing activities for the three months ended March 31, 2023 were not material. Our financing activities for the three months ended March 31, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million.
Free Cash Flow
Free Cash Flow was $103.5 million for the three months ended March 31, 2023, compared to $106.3 million for the same period in 2022, and was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $47.6 million for the three months ended March 31, 2023 compared to $21.2 million for the same period in 2022. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$151,102	$127,459
Less:
Purchases of property and equipment	(47,630)	(21,175)
Free Cash Flow	$103,472	$106,284
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(328,674)	$(359,624)
Add (deduct):
Interest income	(37,948)	(3,123)
Interest expense	5,885	5,173
Other (income) expense, net	(11,372)	77,537
Income tax (benefit) expense	6,845	8,510
Depreciation and amortization	35,220	38,100
Stock-based compensation expense	314,931	275,444
Payroll and other tax expense related to stock-based compensation	15,926	22,451
Adjusted EBITDA	$813	$64,468
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
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.5 billion in commitments, as of March 31, 2023, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.6 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively. We had marketable securities totaling $2.5 billion and $2.5 billion at March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of March 31, 2023. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of March 31, 2023. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $284.1 million remains outstanding as of March 31, 2023. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.

In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $838.5 million remains outstanding as of March 31, 2023. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
Foreign Currency Risk
For all periods presented, our revenue and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with revenue and cost-based activities. However, due to fluctuations in exchange rates, we have, and may in the future experience negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar. The functional currency of our material operating entities is the U.S. dollar.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy laws and mobile operating systems continue to present issues for us in measuring the effectiveness of advertisements on our services. Additionally, individuals are becoming increasingly resistant to the processing of personal data to deliver behavioral, interest-based, or targeted advertisements, and regulators are likewise scrutinizing such data processing activities, which could reduce the demand for our products and services and threaten our primary revenue stream. Alternative methods, to the extent we can develop such methods in compliance with current or future privacy laws, mobile operating system requirements, and other requirements, may take time to develop and be adopted by our advertisers, and may not be as effective as prior methods.
We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected and may continue to negatively affect our operating results. In addition, our advertising business is seasonal, volatile, and cyclical, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.
Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics, including the COVID-19 pandemic, and geo-political events, including the conflict in Ukraine. In addition, macroeconomic factors like labor shortages, supply chain disruptions, banking instability, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
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
We had 383 million daily active users, or DAUs, on average in the quarter ended March 31, 2023. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets, developing markets, or users with Android mobile operating systems, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU growth rate slows or becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions that contribute more significantly to our total revenue. Any economic or political instability, whether as a result of the macroeconomic climate, persisting effects of the COVID-19 pandemic, the conflict in Ukraine, or otherwise, in a specific country or region may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and our business would be seriously harmed.
Moreover, we rely heavily on our ability to collect and disclose data, and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction or inability, whether by law, regulation, policy, or other reason, to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. Regulators around the world are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. The processing of personal data for personalized advertising under GDPR continues to be under increased scrutiny from European regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. The upcoming European Digital Services Act, or DSA, which is expected to go into effect between July and September of 2023, prohibits targeted advertising to minors based on the profiling of personal information in the European Union. Other European legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. For example, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Outside of Europe, other laws further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, in the United States, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act of 2020, or CPRA, place additional requirements on the handling of personal data for us, our partners, and our advertisers, such as granting California residents the right to opt-out of a company’s sharing of personal data for certain advertising purposes in exchange for money or other valuable consideration. Other states have passed or are considering similar legislation. Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to join data from third party apps and websites with data from Snapchat for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business.
Furthermore, in April 2021, Apple issued an iOS update that imposes heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it will implement similar changes with respect to its Android operating system and major web browsers, like Firefox, Safari, and Chrome, have or plan to make similar changes as well. The implemented changes have had, and the announced or planned changes likely will have, an adverse effect on our targeting, measurement, and optimization capabilities, and in turn our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any alternative solutions we implement are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue could also be seriously harmed by many other factors, including:
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
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages, supply chain disruptions, inflation, and as a result of war, terrorism, or armed conflict, including the conflict in Ukraine.
These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.
Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of March 31, 2023, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Macroeconomic uncertainties, including labor shortages, supply chain disruptions, inflation, banking instability, recession risks, and the persisting effects of the COVID-19 pandemic have in the past and may continue to adversely impact our business.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, supply chain disruptions, banking instability, inflation, as well as recession risks, which may continue for an extended period, and some of which have adversely impacted, and may continue to adversely impact, many aspects of our business.
As some of our advertisers experienced downturns or uncertainty in their own business operations and revenue, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages, supply chain disruptions, inflation, and banking instability continue to cause logistical challenges, increased input costs, inventory constraints, and liquidity uncertainty for our advertisers, which in turn may also halt or decrease advertising spending. In addition, the unpredictability of the persisting effects of the COVID-19 pandemic and other macroeconomic uncertainties may make it difficult to forecast our advertising revenue. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.
As a result of macroeconomic uncertainties and the persisting effects of the COVID-19 pandemic, our partners and community who provide content or services to us may experience delays or interruptions in their ability to create content or provide services, if they are able to do so at all. Members of our community may also alter their usage of our products and services, particularly relative to prior periods, as COVID-19 mitigations are removed. A decrease in the amount or quality of content available on Snapchat, or an interruption in the services provided to us, could lead to a decline in user engagement, which could seriously harm our business.
To the extent that macroeconomic uncertainties and COVID-19 continue to impact our business, many of the other risks described in these risk factors may be exacerbated.
Exposure to geo-political conflicts and events, including the conflict in Ukraine, could put our employees and partners at substantial risk, interrupt our operations, increase costs, create additional regulatory burdens, and have significant negative macroeconomic effects, any of which could seriously harm our business.
Significant geo-political conflicts and events, such as the conflict in Ukraine, have had, and will likely continue to have, a substantial effect on our business and operations. We have team members and their families in Ukraine who face substantial personal risk, unprecedented disruption of their lives, and uncertainty as to the future. We have been providing emergency assistance and support to these team members and their families, including helping team members to safely relocate when possible. We expect to continue this support in the future. In addition, we have offices, hardware, and other assets in Ukraine that may be at risk of destruction or theft. We have incurred, and will likely continue to incur, costs to support our team members and reorganize our operations to address these ongoing challenges. In addition, our management has spent significant time and attention on these and related events. The ongoing disruptions to our team members, our management, and our operations could seriously harm our business.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020, we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web, and in February 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful and may be eliminated in the future. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
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
•our ability to cost-effectively manage and scale our operations; and
•our reputation and brand strength relative to our competitors.
If we cannot effectively compete, our user engagement may decrease, which could make us less attractive to users, advertisers, and partners and seriously harm our business.
We have incurred operating losses in the past, and may not be able to attain and sustain profitability.
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2023, we had an accumulated deficit of $10.5 billion and for the three months ended

March 31, 2023, we had a net loss of $328.7 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
As we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, the persisting effects of the COVID-19 pandemic and other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic reprioritization in 2022, media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.
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
We began commercial operations in 2011 and began meaningfully monetizing Snapchat in 2015. We started transitioning our advertising sales to a self-serve platform in 2017. In June 2022, we launched Snapchat+, a paid subscription product. We have a continually evolving business model, based on using the camera to improve the way that people live and communicate, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. For example, investors may believe our timing and path to increased monetization will be faster or more effective than our current plans or than actually takes place. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.
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

Any security incident experienced by us or our third party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies may also enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
For example, in Europe, under GDPR or similar laws, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, the transfer of personal data from Europe and other jurisdictions to the United States, has recently also been under increased regulatory pressure and scrutiny. In particular, the European Economic Area, or EEA, and the UK have significantly limited the lawful basis on which personal data can be transferred to the United States (and other countries they believe provide inadequate privacy protections) and increased the assessments required to do so. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, or adopt similar laws. We have attempted to structure our operations in a manner designed to help us partially avoid some of these concerns (e.g., Snap Inc. receives Snapchat consumer data directly from European consumers and is directly subject to GDPR; a structure designed to seek to avoid any requirement for additional transfer protections under the GDPR in this context); however, we still transfer some data from the EEA and UK to the United States using currently legal mechanisms. Some of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have sought to restrict some companies’ data processing activities, including our competitors, from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which would materially impact such companies’ and, if subject to similar restrictions, our, operations and revenues. Additionally, companies like us that transfer personal data outside of the EU to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups.
Additionally, in Europe, the European Union has new legislative initiatives, such as the DSA, which requires further change to our products, policies, and procedures. We expect to be designated as one of the “providers of very large online platforms” in 2023 and are therefore likely to be subject to significant compliance deadlines starting in the second half of 2023. Current national laws that implement the ePrivacy Directive are likely to be replaced or updated when the ePrivacy Regulation enters into force, which will significantly increase fines for non-compliance once in effect and could also have a material impact on the availability of data we rely on to improve and personalize our products and features. Moreover, the United Kingdom’s Age Appropriate Design Code, or UK AADC, and incoming Online Safety Bill focus on online safety and protection of children’s privacy online, both of which require us to change our services and incur costs to do so. Furthermore, the proposed EU AI Act related to artificial intelligence, or AI, could, if adopted, impose onerous obligations related to the use of AI-related systems and may require us to change our business practices to comply with such obligations. Moreover, in the EEA, the Collective Redress Directive (effective June 2023) will allow collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters, which could increase our costs and liability in the EEA market.
In Asia-Pacific, or APAC, our major markets are following closely behind Europe in introducing or updating their laws and regulations governing privacy, security, online safety and data protection, which will increase the complexity of compliance and our costs and liabilities in these jurisdictions. India’s IT Rules, introduced in 2021, require large technology companies like ours to appropriately moderate online content and provide government agencies with access, and have ultimately led to a ban of certain platforms. India has also introduced a new comprehensive privacy and data protection law (Digital Personal Data Protection Bill) under which we will be required to meet GDPR style obligations for Indian consumer data. Australia’s recent Online Safety Act and existing Assistance and Access Act have similarly placed significant focus on appropriate moderation, take down and government access. Australia is working on updates to its Privacy Act 1988 and a new Privacy Legislation Amendment (Enhancing Online Privacy and Other Measures (Bill) 2021 (Online Privacy Bill) that will impose more stringent obligations on us and other social / technology companies. Other APAC countries also have privacy laws that apply to our operations, such as South Korea’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. Other foreign legislative and regulatory bodies in the Americas have enacted or may enact (or update) similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. For example, these legislative updates or investigations could arise from Canada’s Personal Information Protection and Electronic Documents Act, and various related provincial laws, Canada’s Anti-Spam Legislation, and Brazil’s General Personal Data Protection Law, or LGPD.
In the United States, federal, state, and local governments have enacted numerous privacy, security, and data protection laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the CCPA went into effect in January 2020 and the CPRA, which expands the requirements for handling personal data of California residents, went into effect in January 2023. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. In 2022, Virginia, Colorado, Connecticut, and Utah passed comprehensive privacy laws that have gone into effect or will go into effect later in 2023. In 2023, Iowa also passed a comprehensive privacy law that goes into effect in 2025. The privacy of children’s personal data collected online, and use of "social media" platforms, generally, are also becoming increasingly scrutinized. In addition to the federal Children’s Online Privacy Protection Act, or COPPA, California’s Age-Appropriate Design Code Act, which is modeled after the UK AADC, goes into effect in 2024. In addition, in April 2023, Utah passed a law limiting the use of social media platforms by teens under 18, including a prohibition on showing them ads, and Arkansas passed a law requiring age verification and parental consent for use of certain social media by teens under 18. Other states have proposed similar restrictions, and there are increasingly divergent state and local legislation, regulation, and enforcement with respect to our industry. These developments may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third party partners.
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
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as inflationary pressures, labor shortages, supply chain disruptions, banking instability, the persisting effects of the COVID-19 pandemic, or the conflict in Ukraine;
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
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, banking instability, war, armed conflict, including the conflict in Ukraine, incidents of terrorism, the persisting effects of the COVID-19 pandemic, or responses to these events.
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
Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, geo-political conflicts, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. Wars or other armed conflicts, including the conflict in Ukraine, could damage or diminish our access to our technology infrastructure or regional networks, disrupting our services which could seriously harm our business and financial performance.
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

We periodically augment and enhance our financial systems and we may experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could seriously harm our business.
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
Differing government initiatives and restrictions in regions in which our products and services are offered could seriously harm our business.
Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Federal, state, or local governments in the United States may take, or attempt, similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political disputes, including the conflict in Ukraine, may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.
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
Additionally, because we have team members internationally, we are exposed to political, social, and economic instability in additional countries and regions. For example, we have team members in Ukraine, and the current conflict and instability in the region has disrupted our operations and negatively impacted our team members and our business.
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
We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. A case concerning the scope of CDA protection is currently pending before the U.S. Supreme Court; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.
We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated an Illinois statute concerning the handling of biometric data, which we settled. Other plaintiffs have chosen to pursue a strategy of joining with other plaintiffs to bring a large number of individual claims, rather than pursuing a class action. For example, a sizable number of plaintiffs have sued us and other technology companies alleging that social platforms are addictive and harmful to minor users' mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning, if communications about a drug transaction occurred on our platform.
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
We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
In the United States, there have been various Congressional and Executive branch efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the CDA, and some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. For example, the CDA was amended in 2018, and the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019, including among other things proposals that would narrow CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. A case concerning the scope of CDA protection is currently pending before the U.S. Supreme Court; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. Such changes could decrease or change our protections from liability for third-party content in the United States.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2023, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
We have historically incurred net losses and negative cash flow from operations, and we may not attain and sustain profitability in future periods. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business. In addition, our ability to draw on our Credit Facility relies on our lenders under that facility's continued operation and ability to fund.
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
In addition, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, and others have proposed, in each case potentially on a temporary basis pending the implementation of the

“two-pillar solution” described below, taxes based on gross receipts applicable to digital services regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the United Kingdom, are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal by the start of 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay.
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
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized; net operating losses arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation. In addition, for tax years beginning after December 31, 2020, our use of net operating losses arising in tax years beginning after December 31, 2017, may not exceed 80% of such year's taxable income. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for any given tax year. In the U.K., net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2023, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
We cannot predict the impact our capital structure and the concentrated control by our founders may have on our stock price or our business.
Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. We cannot predict whether this structure, combined with the concentrated control by Mr. Spiegel and Mr. Murphy, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indexes have indicated they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. The S&P Dow Jones, another provider of widely followed stock indexes, previously excluded companies with multiple share classes, but recently reversed course to remove that exclusion. As a result, our Class A common stock is not eligible for stock indexes with these or similar restrictions. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile.

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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From April 1, 2021 to March 31, 2023, the trading price of our Class A common stock ranged from $7.33 to $83.34. Declines or volatility in our trading price, including during the current economic downturn, could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, inflationary pressures, banking instability, war, armed conflict, including the conflict in Ukraine, incidents of terrorism, the persisting effects of the COVID-19 pandemic, or responses to these events;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies, whether such developments may impact us or our competitors; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.
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
If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of March 31, 2023, we had outstanding a total of 1.3 billion shares of Class A common stock, 22.5 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of March 31, 2023, 127.6 million shares of Class A common stock and 0.6 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 365.4 million shares (including options exercisable and RSAs subject to forfeiture as of March 31, 2023) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Changes to Executive Officers Cash Compensation
In April 2023, the compensation committee of our board of directors analyzed market data for executive compensation using the most relevant published survey sources, information available from our peer group’s public filings, and input from our compensation consultants. After the review, on April 26, 2023, the compensation committee of our board of directors approved an annual base salary increase for each of Derek Andersen, Jerry Hunter, and Michael O’Sullivan from $500,000 to $1,000,000 and for Rebecca Morrow from $431,600 to $500,000, in each case retroactively effective from April 1, 2023. These changes are intended to bolster retention and ensure competitiveness with the market. We continue to maintain significant weight on equity compensation to ensure alignment of their long-term financial interests with those of stockholders.
2023 Discretionary Bonus Program
On April 26, 2023, the compensation committee of the board of directors approved the 2023 Bonus Program. The 2023 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses for the period from January 1, 2023 through December 31, 2023. Bonuses will be based on the achievement of certain company-wide priorities and objectives and the contributions and efforts of the eligible participants, in each case as determined by the compensation committee.
After December 31, 2023, we will evaluate the level of achievement of certain company-wide priorities and objectives, and the contributions and efforts of the eligible participants, for review and final approval by the compensation committee. Each eligible participant in the 2023 Bonus Program may receive a bonus in an amount up to 50% of such participant’s annual base salary as at December 31, 2023. The compensation committee may pay all or any portion of an earned bonus in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of over-achievement of the corporate objectives and key results.
There is no set formula for determining the bonus amount under the 2023 Bonus Program. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2023 Bonus Program are expected to occur in the first quarter of 2024. A participant must remain an employee on the payment date under the 2023 Bonus Program to be eligible to earn a bonus.
The description of the 2023 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2023 Bonus Program, a copy of which is attached as Exhibit 10.1 and incorporated by reference.
Bonus Award
Ms. Morrow, who is not a participant in the 2023 Bonus Program, is eligible to earn a bonus under our performance award program. These bonuses are paid out at our discretion following a review of Ms. Morrow’s performance in a given year. On April 26, 2023, the compensation committee of the board of directors approved an amount of $215,800 to be paid to Ms. Morrow.
Departure of Director
On April 26, 2023, Stanley Meresman notified us that he will not stand for re-election as a director at the 2023 annual meeting of stockholders. Mr. Meresman’s decision was not based on any disagreement with Snap Inc. or management. Mr. Meresman chose to announce his decision at this time to allow our board of directors ample opportunity to consider his replacement. Mr. Meresman will remain a director and a member of the audit committee of the board of directors until the 2023 annual meeting of stockholders. Snap Inc. greatly appreciates Mr. Meresman's long and dedicated service as a director and wishes him the best.
We are including these disclosures in Item 5 of this Form 10-Q rather than filing a Form 8-K under Item 5.02 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

10.1	Snap Inc. 2023 Bonus Program

10.2	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP INC.

Date: April 27, 2023	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2023	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)