Form 10-Q
period 2023-06-30
Snap Inc
filed 2023-07-26
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,368,643,619 shares outstanding as of July 21, 2023
Class B common stock, $0.00001 par value	22,537,089 shares outstanding as of July 21, 2023
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of July 21, 2023

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, and geo-political conflicts, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:
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
•our ability to repay or refinance outstanding debt, or to access additional financing;
•future acquisitions of or investments in complementary companies, products, services, or technologies; and
•the potential adverse impact of climate change, natural disasters, health epidemics, macroeconomic conditions, and war or other armed conflict, including the conflict in Ukraine, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.
Investors and others should note that we may announce material business and financial information to our investors using our websites (including investor.snap.com), filings with the U.S. Securities and Exchange Commission, or SEC, webcasts, press releases, investor letters, and conference calls. We use these mediums, including Snapchat and our website, to communicate with our members and the public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our websites.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,688	79,291	74,908	117,391
Stock-based compensation	317,943	318,810	632,874	594,254
Amortization of debt issuance costs	1,839	1,780	3,675	3,193
Losses (gains) on debt and equity securities, net	(4,434)	12,210	(15,267)	91,337
Other	(16,307)	3,079	(26,703)	4,204
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(103,629)	(81,001)	184,744	45,026
Prepaid expenses and other current assets	(1,098)	(11,980)	(14,302)	(39,158)
Operating lease right-of-use assets	17,817	18,299	35,475	35,283
Other assets	(1,275)	(7,230)	(425)	(7,538)
Accounts payable	8,426	(3,919)	(28,546)	51,061
Accrued expenses and other current liabilities	52,981	(14,392)	(37,210)	(77,220)
Operating lease liabilities	(17,792)	(16,499)	(36,342)	(34,315)
Other liabilities	1,213	(462)	2,267	1,551
Net cash provided by (used in) operating activities	(81,936)	(124,081)	69,166	3,378
Cash flows from investing activities
Purchases of property and equipment	(36,943)	(23,370)	(84,573)	(44,545)
Purchases of strategic investments	(3,290)	(6,200)	(7,770)	(6,350)
Sales of strategic investments	—	63,276	—	63,276
Cash paid for acquisitions, net of cash acquired	(50,254)	(11,220)	(50,254)	(12,008)
Purchases of marketable securities	(631,218)	(568,055)	(1,505,271)	(1,910,436)
Sales of marketable securities	85,922	2,982	91,273	12,759
Maturities of marketable securities	611,835	554,026	1,536,158	896,571
Other	(2,451)	—	(124)	(5,493)
Net cash provided by (used in) investing activities	(26,399)	11,439	(20,561)	(1,006,226)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	—	1,483,500
Purchase of capped calls	—	—	—	(177,000)
Proceeds from the exercise of stock options	382	1,388	411	3,654
Payments of debt issuance costs	—	(3,006)	—	(3,006)
Deferred payments for acquisitions	(242,088)	—	(244,116)	—
Net cash provided by (used in) financing activities	(241,706)	(1,618)	(243,705)	1,307,148
Change in cash, cash equivalents, and restricted cash	(350,041)	(114,260)	(195,100)	304,300
Cash, cash equivalents, and restricted cash, beginning of period	1,578,717	2,413,283	1,423,776	1,994,723
Cash, cash equivalents, and restricted cash, end of period	$1,228,676	$2,299,023	$1,228,676	$2,299,023
Supplemental disclosures
Cash paid for income taxes, net	$6,062	$4,848	$23,065	$7,484
Cash paid for interest	$732	$551	$5,153	$4,005
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,067,669	$1,110,909	$2,056,277	$2,173,636
Costs and expenses:
Cost of revenue	496,874	446,377	936,860	867,274
Research and development	477,663	505,037	932,775	960,600
Sales and marketing	280,597	311,374	549,030	553,260
General and administrative	216,874	249,061	407,215	464,969
Total costs and expenses	1,472,008	1,511,849	2,825,880	2,846,103
Operating loss	(404,339)	(400,940)	(769,603)	(672,467)
Interest income	43,144	8,331	81,092	11,454
Interest expense	(5,343)	(5,549)	(11,228)	(10,722)
Other income (expense), net	1,323	(16,910)	12,695	(94,447)
Loss before income taxes	(365,215)	(415,068)	(687,044)	(766,182)
Income tax benefit (expense)	(12,093)	(6,999)	(18,938)	(15,509)
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.24)	$(0.26)	$(0.44)	$(0.48)
Diluted	$(0.24)	$(0.26)	$(0.44)	$(0.48)
Weighted average shares used in computation of net loss per share:
Basic	1,603,172	1,632,140	1,592,365	1,625,663
Diluted	1,603,172	1,632,140	1,592,365	1,625,663
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(15,579)	(5,332)	(6,184)	(12,024)
Foreign currency translation	1,082	(10,498)	3,997	(13,340)
Total other comprehensive income (loss), net of tax	(14,497)	(15,830)	(2,187)	(25,364)
Total comprehensive loss	$(391,805)	$(437,897)	$(708,169)	$(807,055)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,228,629	$1,423,121
Marketable securities	2,460,649	2,516,003
Accounts receivable, net of allowance	996,082	1,183,092
Prepaid expenses and other current assets	154,178	134,431
Total current assets	4,839,538	5,256,647
Property and equipment, net	330,010	271,777
Operating lease right-of-use assets	348,970	370,952
Intangible assets, net	202,671	204,480
Goodwill	1,692,061	1,646,120
Other assets	252,973	279,562
Total assets	$7,666,223	$8,029,538
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$163,604	$181,774
Operating lease liabilities	57,893	46,485
Accrued expenses and other current liabilities	716,167	987,340
Total current liabilities	937,664	1,215,599
Convertible senior notes, net	3,745,956	3,742,520
Operating lease liabilities, noncurrent	356,929	386,271
Other liabilities	120,714	104,450
Total liabilities	5,161,263	5,448,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,412,444 shares issued, 1,361,953 shares outstanding at June 30, 2023, and 3,000,000 shares authorized, 1,371,242 shares issued, 1,319,930 shares outstanding at December 31, 2022.	14	13
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,539 shares issued and outstanding at June 30, 2023, and 700,000 shares authorized, 22,529 shares issued and outstanding at December 31, 2022.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2023 and December 31, 2022.	2	2
Treasury stock, at cost. 50,491 and 51,312 shares of Class A non-voting common stock at June 30, 2023 and December 31, 2022, respectively.	(492,500)	(500,514)
Additional paid-in capital	13,934,244	13,309,828
Accumulated deficit	(10,920,639)	(10,214,657)
Accumulated other comprehensive income (loss)	(16,161)	(13,974)
Total stockholders’ equity	2,504,960	2,580,698
Total liabilities and stockholders’ equity	$7,666,223	$8,029,538
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,341,056	$13	1,378,259	$14	1,319,930	$13	1,364,887	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	361	—	100	—	364	—	260	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	159	—	—	—	1,277	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	19,741	1	12,148	—	40,486	1	24,144	—
Conversion of Class B voting common stock to Class A non-voting common stock	344	—	43	—	352	—	141	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	451	—	—	—	821	—	—	—
Balance, end of period	1,361,953	14	1,390,709	14	1,361,953	14	1,390,709	14
Class B voting common stock
Balance, beginning of period	22,522	—	22,677	—	22,529	—	22,769	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	361	—	4	—	362	—	10	—
Conversion of Class B voting common stock to Class A non-voting common stock	(344)	—	(43)	—	(352)	—	(141)	—
Balance, end of period	22,539	—	22,638	—	22,539	—	22,638	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	—	—	—	—
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	50,942	(496,906)	—	—	51,312	(500,514)	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(451)	4,406	—	—	(821)	8,014	—	—
Balance, end of period	50,491	(492,500)	—	—	50,491	(492,500)	—	—
Additional paid-in capital
Balance, beginning of period	—	13,620,326	—	12,211,123	—	13,309,828	—	12,069,097
Stock-based compensation expense	—	317,942	—	317,224	—	632,019	—	589,944
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	382	—	1,396	—	411	—	3,663
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	—	—	—	44,039
Purchase of capped calls	—	—	—	—	—	—	—	(177,000)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(4,406)	—	—	—	(8,014)	—	—
Balance, end of period	—	13,934,244	—	12,529,743	—	13,934,244	—	12,529,743
Accumulated deficit
Balance, beginning of period	—	(10,543,331)	—	(8,644,090)	—	(10,214,657)	—	(8,284,466)
Net loss	—	(377,308)	—	(422,067)	—	(705,982)	—	(781,691)
Balance, end of period	—	(10,920,639)	—	(9,066,157)	—	(10,920,639)	—	(9,066,157)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(1,664)	—	(4,013)	—	(13,974)	—	5,521
Other comprehensive income (loss), net of tax	—	(14,497)	—	(15,830)	—	(2,187)	—	(25,364)
Balance, end of period	—	(16,161)	—	(19,843)	—	(16,161)	—	(19,843)
Total stockholders’ equity	1,666,610	$2,504,960	1,644,974	$3,443,759	1,666,610	$2,504,960	1,644,974	$3,443,759
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
Future Stock Split to be Effected in the Form of a Stock Dividend
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. The Future Stock Split will not be declared and paid until the first business day following the date on which the average of the volume weighted average price ("VWAP") per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
In June 2023, in connection with a proposed settlement of a class-action lawsuit, we agreed to modify the conditions for the Future Stock Split, subject to various conditions, including judicial approval of the settlement, a hearing for which is scheduled for September 2023. If approved, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the VWAP per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days ("90-Day VWAP") and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. The original ten year time period to trigger the Future Stock Split would remain unchanged.
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
We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
North America (1) (2)	$671,071	$774,873	$1,303,631	$1,524,116
Europe (3)	179,234	174,945	334,849	334,021
Rest of world	217,364	161,091	417,797	315,499
Total revenue	$1,067,669	$1,110,909	$2,056,277	$2,173,636
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $649.8 million and $1,262.2 million for the three and six months ended June 30, 2023, respectively, and $751.5 million and $1,478.9 million for the three and six months ended June 30, 2022, respectively.

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
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(317,491)	$(5,303)	$(54,514)	$(356,314)	$(5,855)	$(59,898)	$(593,302)	$(9,987)	$(102,693)	$(659,409)	$(10,905)	$(111,377)
Net loss attributable to common stockholders	$(317,491)	$(5,303)	$(54,514)	$(356,314)	$(5,855)	$(59,898)	$(593,302)	$(9,987)	$(102,693)	$(659,409)	$(10,905)	$(111,377)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,349,012	22,533	231,627	1,377,870	22,643	231,627	1,338,211	22,527	231,627	1,371,358	22,678	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,349,012	22,533	231,627	1,377,870	22,643	231,627	1,338,211	22,527	231,627	1,371,358	22,678	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.24)	$(0.24)	$(0.26)	$(0.26)	$(0.26)	$(0.44)	$(0.44)	$(0.44)	$(0.48)	$(0.48)	$(0.48)
Diluted	$(0.24)	$(0.24)	$(0.24)	$(0.26)	$(0.26)	$(0.26)	$(0.44)	$(0.44)	$(0.44)	$(0.48)	$(0.48)	$(0.48)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2023	2022
	(in thousands)
Stock options	2,387	4,022
Unvested RSUs and RSAs	148,390	94,323
Convertible Notes (if-converted)	89,379	89,379

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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity during the six months ended June 30, 2023:

	Class A Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2022	132,392	$18.28
Granted	73,470	$9.22
Vested	(43,429)	$16.48
Forfeited	(14,043)	$18.31
Unvested at June 30, 2023	148,390	$14.32
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.8 billion as of June 30, 2023 and is expected to be recognized over a weighted-average period of 1.9 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans during the six months ended June 30, 2023:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2022	2,589	570	$9.68	4.05	$9,669
Granted	—	—	$—
Exercised	(364)	(362)	$0.57
Forfeited	(46)	—	$12.37
Outstanding at June 30, 2023	2,179	208	$12.40	4.08	$4,953
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of June 30, 2023 and December 31, 2022, respectively.
Total unrecognized compensation cost related to unvested stock options was $0.3 million as of June 30, 2023 and is expected to be recognized over a weighted-average period of 1.7 years.

Stock-Based Compensation Expense by Function
Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,365	$2,849	$4,250	$5,295
Research and development	217,565	221,650	437,415	404,516
Sales and marketing	57,597	48,577	112,536	90,648
General and administrative	40,416	45,734	78,673	93,795
Total	$317,943	$318,810	$632,874	$594,254
5. Business Acquisitions
2023 Acquisitions
In the six months ended June 30, 2023, aggregate purchase consideration for business acquisitions was $73.1 million, which primarily consisted of $56.3 million in cash and $12.6 million recorded in other liabilities on the consolidated balance sheet. Of the aggregate purchase consideration, $42.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.
2022 Acquisitions
For the year ended December 31, 2022, we completed acquisitions to enhance our existing platform, technology, and workforce. The aggregate purchase consideration was $120.5 million, which included $17.7 million in cash, $44.0 million in shares of our Class A common stock, and $58.8 million recorded in other liabilities on our consolidated balance sheet. Of the aggregate purchase consideration, $69.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. Of the acquired goodwill and intangible assets, $101.7 million is deductible for tax purposes.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$1,646,120
Goodwill acquired	42,780
Foreign currency translation	3,161
Balance as of June 30, 2023	$1,692,061

Intangible assets consisted of the following:

	As of June 30, 2023
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.5	$745	$(513)	$232
Trademarks	0.7	800	(611)	189
Technology	3.1	343,095	(177,135)	165,960
Customer relationships	5.6	21,000	(8,703)	12,297
Patents	8.9	39,373	(17,005)	22,368
Other	0.5	6,000	(4,375)	1,625
		$411,013	$(208,342)	$202,671

	As of December 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.0	$954	$(690)	$264
Trademarks	1.2	800	(478)	322
Technology	3.1	340,375	(178,427)	161,948
Customer relationships	5.7	21,000	(6,641)	14,359
Patents	9.1	39,373	(14,912)	24,461
Other	1.0	$6,000	$(2,874)	$3,126
		$408,502	$(204,022)	$204,480
Amortization of intangible assets was $18.4 million and $36.2 million for the three and six months ended June 30, 2023, respectively, and $64.1 million and $86.6 million for the three and six months ended June 30, 2022, respectively. In the second quarter of 2022, we revised the useful lives of certain customer relationships and trademarks, which resulted in a $41.7 million increase to amortization expense for the three months ended June 30, 2022.
As of June 30, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2023	$38,047
2024	64,047
2025	47,972
2026	23,543
2027	14,163
Thereafter	14,899
Total	$202,671

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
The Convertible Notes consisted of the following:

	As of June 30, 2023			As of December 31, 2022
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$284,105	$(1,197)	$282,908	$284,105	$(1,521)	$282,584
2026 Notes	838,482	(4,052)	834,430	838,482	(4,698)	833,784
2027 Notes	1,150,000	(8,177)	1,141,823	1,150,000	(9,239)	1,140,761
2028 Notes	1,500,000	(13,205)	1,486,795	1,500,000	(14,609)	1,485,391
Total	$3,772,587	$(26,631)	$3,745,956	$3,772,587	$(30,067)	$3,742,520
As of June 30, 2023, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 1.8 years, 3.1 years, 3.8 years, and 4.7 years, respectively.
Interest expense related to the amortization of debt issuance costs was $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.1 million for the three and six months ended June 30, 2022, respectively. Contractual interest expense was $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of June 30, 2023 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2023. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2023, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2023, we had $31.7 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.3 billion in commitments as of June 30, 2023, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2023. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2023.
9. Leases
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$25,588	$28,830	$50,591	$52,456
Sublease income	(71)	(191)	(293)	(864)
Total net lease costs	$25,517	$28,639	$50,298	$51,592
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Six Months Ended June 30,
	2023	2022
Weighted-average remaining lease term	6.3	6.9
Weighted-average discount rate	4.9%	4.9%
The maturities of our operating lease liabilities as of June 30, 2023 were as follows:

Operating Leases
(in thousands)
Remainder of 2023	$22,768
2024	107,097
2025	100,795
2026	53,645
2027	37,822
Thereafter	179,356
Total lease payments	$501,483
Less: Imputed interest	(86,661)
Present value of lease liabilities	$414,822
As of June 30, 2023, we had additional operating leases that have not yet commenced for facilities with lease obligations of $39.7 million. These operating leases will commence between 2023 and 2024 with lease terms of approximately 7 years to 10 years.
Cash payments included in the measurement of our operating lease liabilities were $24.2 million and $48.4 million for the three and six months ended June 30, 2023, respectively, and $22.7 million and $46.2 million for the three and six months ended June 30, 2022, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $12.5 million and $14.2 million for the three and six months ended June 30, 2023, respectively, and $12.6 million and $134.8 million for the three and six months ended June 30, 2022, respectively.

10. Strategic Investments
We hold strategic investments primarily in privately held companies with a carrying value of $222.5 million and $252.3 million as of June 30, 2023 and December 31, 2022, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recognized on investments in privately held companies sold during the period, net	$—	$45,935	$—	$45,935
Unrealized gains (losses) on investments in privately held companies still held at the reporting date, net	476	6,411	1,555	19,666
Gains (losses) on investments in privately held companies, net	$476	$52,346	$1,555	$65,601
Gains and losses on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.
All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three and six months ended June 30, 2023 and 2022, respectively, was not material.
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

The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,138,085	$—	$—	$1,138,085
Level 1 securities:
U.S. government securities	1,843,481	50	(15,175)	1,828,356
U.S. government agency securities	233,783	4	(866)	232,921
Level 2 securities:
Corporate debt securities	238,807	14	(1,186)	237,635
Commercial paper	144,678	—	—	144,678
Certificates of deposit	58,887	—	—	58,887
Total	$3,657,721	$68	$(17,227)	$3,640,562

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,325,946	$—	$—	$1,325,946
Level 1 securities:
U.S. government securities	1,630,224	109	(9,484)	1,620,849
U.S. government agency securities	175,269	19	(188)	175,100
Level 2 securities:
Corporate debt securities	309,942	32	(1,462)	308,512
Commercial paper	290,589	—	—	290,589
Certificates of deposit	157,965	—	(1)	157,964
Total	$3,889,935	$160	$(11,135)	$3,878,960
We hold investments in publicly traded companies with an aggregate carrying value of $48.7 million and $91.5 million as of June 30, 2023 and December 31, 2022, respectively, primarily recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$(1,496)	$—	$8,338	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	5,778	(63,884)	6,675	(156,024)
Gains (losses) on publicly traded equity securities, net	$4,282	$(63,884)	$15,013	$(156,024)
Gross unrealized losses on marketable debt securities were not material for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of June 30, 2023, $1.1 billion of our total $2.4 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of June 30, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $273.6 million, $773.4 million, $854.0 million, and $1.1 billion, respectively. As of December 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $257.0 million, $711.9 million, $796.2 million, and $1.0 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $12.1 million and $18.9 million for the three and six months ended June 30, 2023, respectively, compared to an income tax expense of $7.0 million and $15.5 million for the three and six months ended June 30, 2022, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2022	$(11,129)	$(2,845)	$(13,974)
OCI before reclassifications	(6,180)	3,997	(2,183)
Amounts reclassified from AOCI (1)	(4)	—	(4)
Net current period OCI	(6,184)	3,997	(2,187)
Balance at June 30, 2023	$(17,313)	$1,152	$(16,161)
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Property and Equipment, Net
The following table lists property and equipment, net by geographic area:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Property and equipment, net:
United States	$234,292	$214,857
United Kingdom	67,521	36,774
Rest of world (1)	28,197	20,146
Total property and equipment, net	$330,010	$271,777
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
Overview of Second Quarter 2023 Results
Our key user metrics and financial results for the second quarter of 2023 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 14% year-over-year to 397 million in Q2 2023.
•Average revenue per user, or ARPU, was $2.69 in Q2 2023, compared to $3.20 in Q2 2022.
Financial Results
•Revenue was $1,067.7 million in Q2 2023, compared to $1,110.9 million in Q2 2022.
•Total costs and expenses were $1,472.0 million in Q2 2023, compared to $1,511.8 million in Q2 2022.
•Net loss was $377.3 million in Q2 2023, compared to $422.1 million in Q2 2022.
•Diluted net loss per share was $(0.24) in Q2 2023, compared to $(0.26) in Q2 2022.
•Adjusted EBITDA was $(38.5) million in Q2 2023, compared to $7.2 million in Q2 2022.
•Cash used in operating activities was $81.9 million in Q2 2023, compared to $124.1 million in Q2 2022.
•Free Cash Flow was $(118.9) million in Q2 2023, compared to $(147.5) million in Q2 2022.
•Cash, cash equivalents, and marketable securities were $3.7 billion as of June 30, 2023.
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
Macroeconomic factors such as labor shortages and disruptions, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, banking instability, and other risks and uncertainties continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 397 million DAUs on average in the second quarter of 2023, an increase of 50 million, or 14%, from the second quarter of 2022.

Quarterly Average Daily Active Users (in millions)
Global

400
350
300
250
200
150
100
50
0
238
249
265
280
293
306
319
332
347
363
375
383
397
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

YOY growth:	17%	18%	22%	22%	23%	23%	20%	18%	18%	19%	17%	15%	14%

North America (1)	Europe (2)

120
110
100
90
80
70
60
50
40
30
20
10
0
90
90
92
93
95
96
97
98
99
100
100
100
101
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

YOY growth:	9%	7%	6%	5%	6%	7%	6%	5%	4%	4%	3%	3%	2%	12%	10%	10%	9%	10%	11%	11%	10%	10%	11%	12%	10%	9%
(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey.

Rest of World

220
200
180
160
140
120
100
80
60
40
20
0
77
87
99
111
120
130
140
150
162
175
183
190
202
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

YOY growth:	37%	43%	55%	57%	55%	49%	41%	36%	35%	34%	31%	27%	25%
Monetization
We recorded revenue of $1,067.7 million for the three months ended June 30, 2023, compared to revenue of $1,110.9 million for the same period in 2022, a decrease of 4% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.69 in the second quarter of 2023, compared to $3.20 in the second quarter of 2022. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.35
$3.49
$4.06
$3.20
$3.20
$3.11
$3.47
$2.58
$2.69
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$7.37
$8.20
$9.58
$7.77
$7.93
$8.13
$8.77
$6.37
$6.83
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$1.07
$0.98
$1.12
$0.95
$0.96
$0.89
$1.10
$1.00
$0.98
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$1,067,669	$1,110,909	$2,056,277	$2,173,636
Operating loss	$(404,339)	$(400,940)	$(769,603)	$(672,467)
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Adjusted EBITDA (1)	$(38,479)	$7,190	$(37,666)	$71,658
(1)For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the media partner. We also generate revenue from subscriptions and sales of hardware products. This revenue is reported net of allowances for returns.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,067,669	$1,110,909	$2,056,277	$2,173,636
Costs and expenses (1) (2):
Cost of revenue	496,874	446,377	936,860	867,274
Research and development	477,663	505,037	932,775	960,600
Sales and marketing	280,597	311,374	549,030	553,260
General and administrative	216,874	249,061	407,215	464,969
Total costs and expenses	1,472,008	1,511,849	2,825,880	2,846,103
Operating loss	(404,339)	(400,940)	(769,603)	(672,467)
Interest income	43,144	8,331	81,092	11,454
Interest expense	(5,343)	(5,549)	(11,228)	(10,722)
Other income (expense), net	1,323	(16,910)	12,695	(94,447)
Loss before income taxes	(365,215)	(415,068)	(687,044)	(766,182)
Income tax benefit (expense)	(12,093)	(6,999)	(18,938)	(15,509)
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Adjusted EBITDA (3)	$(38,479)	$7,190	$(37,666)	$71,658
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,365	$2,849	$4,250	$5,295
Research and development	217,565	221,650	437,415	404,516
Sales and marketing	57,597	48,577	112,536	90,648
General and administrative	40,416	45,734	78,673	93,795
Total	$317,943	$318,810	$632,874	$594,254
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$3,170	$5,061	$6,396	$10,573
Research and development	24,847	22,362	48,986	44,485
Sales and marketing	5,605	49,061	10,678	56,453
General and administrative	6,066	2,807	8,848	5,880
Total	$39,688	$79,291	$74,908	$117,391
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	47	40	45	40
Research and development	45	45	45	44
Sales and marketing	26	28	27	25
General and administrative	20	22	20	21
Total costs and expenses	138	136	137	131
Operating loss	(38)	(36)	(37)	(31)
Interest income	4	1	4	1
Interest expense	—	—	(1)	—
Other income (expense), net	—	(2)	1	(4)
Loss before income taxes	(34)	(37)	(33)	(35)
Income tax benefit (expense)	(1)	(1)	(1)	(1)
Net loss	(35)%	(38)%	(34)%	(36)%
Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue	$1,067,669	$1,110,909	$2,056,277	$2,173,636
Revenue as a dollar change		$(43,240)		$(117,359)
Revenue as a percentage change		(4)%		(5)%
Revenue for the three and six months ended June 30, 2023 decreased $43.2 million and $117.4 million compared to the same periods in 2022. Revenue decreased in both periods due to a reduction in advertiser spend and auction-based advertising demand.
Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Cost of Revenue	$496,874	$446,377	$936,860	$867,274
Cost of Revenue as a dollar change		$50,497		$69,586
Cost of Revenue as a percentage change		11%		8%
Cost of revenue for the three and six months ended June 30, 2023 increased $50.5 million and $69.6 million compared to the same periods in 2022. The increases were primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI, partially offset by lower content, advertising partner, and other costs.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Research and Development Expenses	$477,663	$505,037	$932,775	$960,600
Research and Development Expenses as a dollar change		$(27,374)		$(27,825)
Research and Development Expenses as a percentage change		(5)%		(3)%
Research and development expenses for the three and six months ended June 30, 2023 decreased $27.4 million and $27.8 million compared to the same periods in 2022. The decreases were primarily driven by lower cash-based compensation expenses due to decreased headcount compared to the prior periods, partially offset by higher stock-based compensation expenses.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Sales and Marketing Expenses	$280,597	$311,374	$549,030	$553,260
Sales and Marketing Expenses as a dollar change		$(30,777)		$(4,230)
Sales and Marketing Expenses as a percentage change		(10)%		(1)%
Sales and marketing expenses for the three and six months ended June 30, 2023 decreased $30.8 million and $4.2 million compared to the same periods in 2022. The decreases were primarily driven by higher amortization expense in the same periods in 2022, which resulted from our revision of the useful lives of certain customer relationships and trademarks. The decreases were also driven by lower cash-based compensation expenses due to decreased headcount compared to the prior periods, partially offset by increased marketing investments and higher stock-based compensation expenses.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
General and Administrative Expenses	$216,874	$249,061	$407,215	$464,969
General and Administrative Expenses as a dollar change		$(32,187)		$(57,754)
General and Administrative Expenses as a percentage change		(13)%		(12)%
General and administrative expenses for the three and six months ended June 30, 2023 decreased $32.2 million and $57.8 million compared to the same periods in 2022. The decreases were primarily driven by lower personnel expenses due to decreased headcount compared to the prior periods, including lower cash- and stock-based compensation expenses.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$43,144	$8,331	$81,092	$11,454
Interest Income as a dollar change		$34,813		$69,638
Interest Income as a percentage change		NM		NM
Interest income for the three and six months ended June 30, 2023 increased $34.8 million and $69.6 million compared to the same periods in 2022. The increases were primarily a result of higher interest rates on U.S. government-backed securities, offset by a lower overall invested cash balance.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest Expense	$(5,343)	$(5,549)	$(11,228)	$(10,722)
Interest Expense as a dollar change		$206		$(506)
Interest Expense as a percentage change		(4)%		5%
Interest expense for the three and six months ended June 30, 2023 decreased $0.2 million and increased $0.5 million compared to the same periods in 2022. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Other Income (Expense), Net	$1,323	$(16,910)	$12,695	$(94,447)
Other Income (Expense), Net as a dollar change		$18,233		$107,142
Other Income (Expense), Net as a percentage change		108%		113%
Other income, net for the three and six months ended June 30, 2023 was $1.3 million and $12.7 million, respectively, compared to other expense, net of $16.9 million and $94.4 million, respectively, in the same periods in 2022. Other income, net for the three months ended June 30, 2023 was not material. Other expense, net for the three months ended June 30, 2022 was primarily a result of a $63.9 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $6.4 million unrealized gain and $45.9 million realized gain on strategic investments.
Other income, net for the six months ended June 30, 2023 was primarily a result of $15.0 million total gains on publicly traded securities classified as marketable securities. Other expense, net for the six months ended June 30, 2022 was primarily a result of $156.0 million unrealized loss on publicly traded securities classified as marketable securities, offset by a $19.7 million unrealized gain and a $45.9 million realized gain on strategic investments.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Income Tax Benefit (Expense)	$(12,093)	$(6,999)	$(18,938)	$(15,509)
Income Tax Benefit (Expense) as a dollar change		$(5,094)		$(3,429)
Income Tax Benefit (Expense) as a percentage change		(73)%		(22)%
Effective Tax Rate	(3.3)%	(1.7)%	(2.8)%	(2.0)%
Income tax expense for the three and six months ended June 30, 2023 was $12.1 million and $18.9 million, respectively, compared to an income tax expense of $7.0 million and $15.5 million, respectively, for the same periods in 2022. The increases were primarily due to the integration of acquired technologies from business acquisitions. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Net Loss as a dollar change		$44,759		$75,709
Net Loss as a percentage change		11%		10%

Adjusted EBITDA	$(38,479)	$7,190	$(37,666)	$71,658
Adjusted EBITDA as a dollar change		$(45,669)		$(109,324)
Adjusted EBITDA as a percentage change		(635)%		(153)%
Net loss for the three and six months ended June 30, 2023 was $377.3 million and $706.0 million, respectively, compared to $422.1 million and $781.7 million, respectively, for the same periods in 2022. Adjusted EBITDA for the three and six months ended June 30, 2023 was $(38.5) million and $(37.7) million, respectively, compared to $7.2 million and $71.7 million, respectively, for the same periods in 2022. The decreases in Adjusted EBITDA were attributable to decreased revenues and increased cost of revenue, partially offset by decreased research and development, sales and marketing, and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $3.7 billion as of June 30, 2023, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2023, we had $31.7 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2023 and as a result, the 2028 Notes will not be eligible for optional conversion during the third quarter of 2023.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2023 and as a result, the 2027 Notes will not be eligible for optional conversion during the third quarter of 2023.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2023 and as a result, the 2025 Notes will not be eligible for optional conversion during the third quarter of 2023.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2023 and as a result, the 2026 Notes will not be eligible for optional conversion during the third quarter of 2023.
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
As of June 30, 2023, approximately 4% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(81,936)	$(124,081)	$69,166	$3,378
Net cash provided by (used in) investing activities	(26,399)	11,439	(20,561)	(1,006,226)
Net cash provided by (used in) financing activities	(241,706)	(1,618)	(243,705)	1,307,148
Change in cash, cash equivalents, and restricted cash	$(350,041)	$(114,260)	$(195,100)	$304,300
Free Cash Flow (1)	$(118,879)	$(147,451)	$(15,407)	$(41,167)
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Three and Six Months Ended June 30, 2023 and 2022
Net Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $81.9 million for the three months ended June 30, 2023, compared to $124.1 million for the same period in 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $317.9 million. Net cash used in operating activities for the three months ended June 30, 2023 was also driven by an increase in the accounts receivable balance of $103.6 million due to timing of collections and an increase in billings in the period, partially offset by a $53.0 million increase in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net cash provided by operating activities was $69.2 million for the six months ended June 30, 2023, compared to $3.4 million for the same period in 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $632.9 million. Net cash provided by operating activities for the six months ended June 30, 2023 was also driven by a decrease in the accounts receivable balance of $184.7 million due to timing of collections and a reduction in billings in the period, partially offset by a $37.2 million decrease in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $26.4 million for the three months ended June 30, 2023, compared to net cash provided by investing activities of $11.4 million for the same period in 2022. Our investing activities for the three months ended June 30, 2023 primarily consisted of purchases of marketable securities of $631.2 million, cash paid for acquisitions, net of cash acquired of $50.3 million, and purchases of property and equipment of $36.9 million, partially offset by maturities of marketable securities of $611.8 million and sales of marketable securities of $85.9 million. Net cash provided by investing activities for the three months ended June 30, 2022 primarily consisted of maturities of marketable securities of $554.0 million and sales of strategic investments of $63.3 million, partially offset by purchases of marketable securities of $568.1 million.
Net cash used in investing activities was $20.6 million for the six months ended June 30, 2023, compared to $1.0 billion for the same period in 2022. Our investing activities for the six months ended June 30, 2023 consisted primarily of purchases of marketable securities of $1.5 billion, purchases of property and equipment of $84.6 million, and cash paid for acquisitions, net of cash acquired of $50.3 million, partially offset by maturities of marketable securities of $1.5 billion and sales of marketable securities of $91.3 million. Net cash used in investing activities for the six months ended June 30, 2022 consisted mainly of purchases of marketable securities of $1.9 billion, partially offset by maturities of marketable securities of $896.6 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $241.7 million for the three months ended June 30, 2023, compared to $1.6 million for the same period in 2022. Our financing activities for the three months ended June 30, 2023 consisted primarily of $242.1 million of deferred payments for acquisitions completed in prior periods. Our financing activities for the three months ended June 30, 2022 were not material.

Net cash used in financing activities was $243.7 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $1.3 billion for the same period in 2022. Our financing activities for the six months ended June 30, 2023 consisted primarily of $244.1 million of deferred payments for acquisitions completed in prior periods. Our financing activities for the six months ended June 30, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million.
Free Cash Flow
Free Cash Flow for the three and six months ended June 30, 2023 was $(118.9) million and $(15.4) million, respectively, compared to $(147.5) million and $(41.2) million, respectively, for the same periods in 2022. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $36.9 million and $84.6 million for the three and six months ended June 30, 2023, respectively, compared to $23.4 million and $44.5 million for the same periods in 2022. See “Non-GAAP Financial Measures.”
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
•Free Cash Flow does not reflect our future contractual commitments;
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$(81,936)	$(124,081)	$69,166	$3,378
Less:
Purchases of property and equipment	(36,943)	(23,370)	(84,573)	(44,545)
Free Cash Flow	$(118,879)	$(147,451)	$(15,407)	$(41,167)
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(377,308)	$(422,067)	$(705,982)	$(781,691)
Add (deduct):
Interest income	(43,144)	(8,331)	(81,092)	(11,454)
Interest expense	5,343	5,549	11,228	10,722
Other (income) expense, net	(1,323)	16,910	(12,695)	94,447
Income tax (benefit) expense	12,093	6,999	18,938	15,509
Depreciation and amortization	39,688	79,291	74,908	117,391
Stock-based compensation expense	317,943	318,810	632,874	594,254
Payroll and other tax expense related to stock-based compensation	8,229	10,029	24,155	32,480
Adjusted EBITDA	$(38,479)	$7,190	$(37,666)	$71,658
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
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.3 billion in commitments, as of June 30, 2023, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.2 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively. We had marketable securities totaling $2.5 billion and $2.5 billion at June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of June 30, 2023. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of June 30, 2023. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $284.1 million remains outstanding as of June 30, 2023. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $838.5 million remains outstanding as of June 30, 2023. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
Foreign Currency Risk
For all periods presented, our revenue and operating expenses were predominately denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with revenue and cost-based activities. However, due to fluctuations in exchange rates, we have experienced, and may in the future experience, negative impacts to our revenue and operating expenses denominated in currencies other than the U.S. dollar. The functional currency of our material operating entities is the U.S. dollar.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class-action lawsuit filed in the U.S. District Court Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Defendants seek monetary damages and other relief. We believe we have meritorious defenses to the lawsuit, and continue to defend it vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
On August 2, 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders, constituted a breach of fiduciary duty, and should have been put to a vote of the Class A stockholders. In June 2023, we entered into a Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, with prejudice, subject to approval by the court and the satisfaction of various conditions. The settlement would, among other things, modify the conditions for the issuance of the stock dividend. A settlement fairness hearing for the judicial approval has been scheduled for September 7, 2023. While we continue to believe we have meritorious defenses to the lawsuit, we understand that litigation is inherently uncertain and have agreed to the settlement to resolve the disputes, avoid the costs and risks of further litigation, and avoid unwarranted distractions to our management.
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
Our business and operations have been, and could in the future be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users, or to generate meaningful revenue, if at all. In addition, we have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced rapid growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again.
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
We had 397 million daily active users, or DAUs, on average in the quarter ended June 30, 2023. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Substantially all of our revenue is generated from third parties advertising on Snapchat. For each of the years ended December 31, 2022, 2021, and 2020, advertising revenue accounted for approximately 99% of our total revenue. Even though we have introduced other revenue streams, including a subscription model for one of our products, we still expect this trend to continue for the foreseeable future. Although we try to establish longer-term advertising commitments with advertisers, most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions, that contribute more significantly to our total revenue, and a loss of such advertisers or resellers or a significant reduction in how much they spend with us could adversely impact our business. Any economic or political instability, whether as a result of the macroeconomic climate, the conflict in Ukraine, or otherwise, in a specific country or region, may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and could seriously harm our business.
Moreover, we rely heavily on our ability to collect and disclose data, and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction or inability, whether by law, regulation, policy, or other reason, to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. Regulators around the world are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. The processing of personal data for personalized advertising under GDPR continues to be under increased scrutiny from European regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. The European Digital Services Act, or DSA, which will become effective for us in August 2023, prohibits targeted advertising to minors based on the profiling of personal information in the European Union. Other European legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. For example, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Outside of Europe, other laws further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, in the United States, the California Consumer Privacy Act, or CCPA (as amended by the California Privacy Rights Act of 2020, or CPRA), places additional requirements on the handling of personal data for us, our partners, and our advertisers, such as granting California residents the right to opt-out of a company’s sharing of personal data for certain advertising purposes in exchange for money or other valuable consideration. Other states have passed or are considering similar legislation. Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to join certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business.
Furthermore, in April 2021, Apple issued an iOS update that imposes heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google has announced that it will implement similar changes with respect to its Android operating system, and major web browsers, like Firefox, Safari, and Chrome, have or plan to make similar changes as well. The implemented changes have had, and the announced or planned changes likely will have, an adverse effect on our targeting, measurement, and optimization capabilities, and in turn our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any alternative solutions we implement are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue could also be seriously harmed by many other factors, including:
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
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages and disruptions, supply chain disruptions, banking instability, inflation, and as a result of war, terrorism, or armed conflict, including the conflict in Ukraine.
These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.
Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of June 30, 2023, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, our board of directors approved the future declaration and payment of a special dividend of one share of Class A Common stock on each outstanding share of Snap’s common stock, subject to certain triggering conditions. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions for the company and take risks that may not be successful and may seriously harm our business.
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
Macroeconomic uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, inflation, and recession risks, have in the past and may continue to adversely impact our business.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, inflation, and recession risks, which may continue for an extended period, and some of which have adversely impacted, and may continue to adversely impact, many aspects of our business.
As some of our advertisers experienced downturns or uncertainty in their own business operations and revenue, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages and disruptions, supply chain disruptions, banking instability, and inflation continue to cause logistical challenges, increased input costs, inventory constraints, and liquidity uncertainty for our advertisers, which in turn may also halt or decrease advertising spending and may make it difficult to forecast our advertising revenue. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.
As a result of macroeconomic uncertainties, our partners and community who provide content or services to us may experience delays or interruptions in their ability to create content or provide services, if they are able to do so at all. Members of our community may also alter their usage of our products and services, particularly relative to prior periods when COVID-19 mitigation policies were in place. A decrease in the amount or quality of content available on Snapchat, or an interruption in the services provided to us, could lead to a decline in user engagement, which could seriously harm our business.
To the extent that macroeconomic uncertainties continue to impact our business, many of the other risks described in these risk factors may be exacerbated.

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
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In August 2022, we announced a strategic reprioritization in which we substantially reduced or eliminated, and may continue to reduce or eliminate, investments not directly connected to our top priorities of community growth, revenue growth, and augmented reality. In addition, in January 2023, we made changes to our advertising platform, which we believe will lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. The short- and long-term impact of any major change, like our 2018 application redesign, our strategic reprioritization in 2022, and our recent advertising platform changes, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020, we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web, and in February 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful and may be eliminated in the future. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and Twitter. Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, and Twitter, and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2023, we had an accumulated deficit of $10.9 billion and for the three months ended June 30, 2023, we had a net loss of $377.3 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic reprioritization in 2022, media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.
As we mature, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate team members. Stock price declines may also cause us to offer additional equity awards to our existing team members to aid in retention. Conversely, many of our current team members received substantial amounts of our capital stock, giving them a substantial amount of personal wealth, which can lead to an increase in attrition. As a result, it may be difficult for us to continue to retain and motivate these team members, and this wealth could affect their decision about whether they continue to work for us. Furthermore, if we issue significant equity to attract and retain team members, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow or effectively manage our business and our business could be seriously harmed.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. We and the third parties on which we rely may be subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information to gain access to our sensitive information, including data or our users’ or advertisers’ data), malware, viruses, hacking, and other threats. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive data, we believe that we are an attractive target for these sorts of attacks.
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
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques, and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to systems.
We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery, and other functions. We may also rely on third-party service providers to provide other products or services to operate our business. Additionally, some advertisers and partners may store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms and policies, our sensitive data may be improperly accessed or disclosed, and we may experience adverse consequences. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Moreover, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems or networks are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third-party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available.
If any of these or similar events occur, our or our third-party partners’ sensitive information and information technology systems could be accessed, acquired, modified, destroyed, lost, altered, encrypted, or disclosed in an unauthorized, unlawful, accidental, or other improper manner, resulting in a security incident or other interruption.

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
We have previously suffered the loss of sensitive information related to employee error and vendor breaches. Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies may also enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
Similarly, terrorists, criminals, and other bad actors may use our products to promote their goals and encourage users to engage in terror and other illegal activities discussed in our Transparency Report. We expect that as more people use our products, these bad actors will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these bad actors will continue to seek ways to act inappropriately and illegally on Snapchat. Combating these bad actors requires our teams to divert significant time and focus from improving our products. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these bad actors, which may seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities continue on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property. Accordingly, we are subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection. We also are or may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation.
In Europe, the Middle East, and Africa, our major markets have laws, regulations, and regulatory/industry standards that govern privacy, security, online safety and data protection.
For example, in Europe, under GDPR or similar laws, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, the transfer of personal data from Europe and other jurisdictions to the United States, has recently also been under increased regulatory pressure and scrutiny. In particular, the European Economic Area, or EEA, and the UK have significantly limited the lawful basis on which personal data can be transferred to the United States (and other countries they believe provide inadequate privacy protections) and increased the assessments required to do so. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws, or adopt similar laws. We have attempted to structure our operations in a manner designed to help us partially avoid some of these concerns (e.g., Snap Inc. receives Snapchat consumer data directly from European consumers and is directly subject to GDPR; a structure designed to seek to avoid any requirement for additional transfer protections under the GDPR in this context); however, we still transfer some data from the EEA and UK to the United States using currently legal mechanisms. Some of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have sought to restrict some companies’ data processing activities, including our competitors, from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which would materially impact such companies’ and, if subject to similar restrictions, our, operations and revenues. Additionally, companies like us that transfer personal data outside of the EU to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Additionally, in Europe, the European Union has new legislative initiatives, such as the DSA, which requires further change to our products, policies, and procedures. We have been designated as one of the “providers of very large online platforms” and are therefore subject to significant compliance deadlines starting in August 2023. Current national laws that implement the ePrivacy Directive are likely to be replaced or updated when the ePrivacy Regulation enters into force, which will significantly increase fines for non-compliance once in effect and could also have a material impact on the availability of data we rely on to improve and personalize our products and features. Moreover, the United Kingdom’s Age Appropriate Design Code, or UK AADC, and incoming Online Safety Bill focus on online safety and protection of children’s privacy online, both of which require us to change our services and incur costs to do so. Furthermore, the proposed EU AI Act related to artificial intelligence, or AI, could, if adopted, impose onerous obligations related to the use of AI-related systems and may require us to change our products or business practices to comply with such obligations. Moreover, in the EEA, the Collective Redress Directive (effective June 2023) will allow collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters, which could increase our costs and liability in the EEA market.
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
In the United States, federal, state, and local governments have enacted numerous privacy, security, and data protection laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the CCPA, as amended by the CPRA (which went into effect in January 2023), expands the requirements for handling personal data of California residents and provides for civil penalties for violations and a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Several states have recently passed comprehensive privacy laws that have gone into effect or will go into effect by 2025, and some states have enacted or are considering enacting laws for the protection of consumer health data which may be interpreted broadly to apply to categories of data that would not otherwise be considered health data under other privacy laws. In addition, the privacy of children’s personal data collected online, and use of social media platforms, generally, are also becoming increasingly scrutinized. In addition to the federal Children’s Online Privacy Protection Act, or COPPA, California’s Age-Appropriate Design Code Act, which is modeled after the UK AADC, goes into effect in 2024. Other states have passed, or have proposed, various laws to restrict or govern the use of social media platforms by teens, including laws prohibiting showing them ads, requiring age verification, limiting the use of their personal data, and requiring parental consent or providing for other parental rights. These new laws may result in restrictions on the use of certain of our products or services by teens and decrease DAUs or user engagement in those states. The interpretation, implementation, and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third-party partners.
Additionally, several states and localities have enacted statutes banning or restricting the collection of biometric information. For example, the Illinois Biometric Information Privacy Act, or BIPA, regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class-action activity. In November 2020, a putative class filed an action against us in Illinois, alleging that we violated BIPA. Other legal proceedings alleging similar claims followed. Although we maintain the position that our technologies implicated by these proceedings do not collect any biometric information, we have settled these disputes to avoid potentially costly litigation and have implemented a BIPA consent flow in Snapchat in an abundance of caution. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services.
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
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including but not limited to: government enforcement actions (such as investigations, claims, audits, penalties, etc.), litigation (including class-action litigation), additional reporting requirements or oversight, bans on processing personal data, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

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
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as labor shortages and disruptions, supply chain disruptions, banking instability, inflationary pressures, or the conflict in Ukraine;
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
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, banking instability, war, armed conflict, including the conflict in Ukraine, incidents of terrorism, or responses to these events.
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
•we fail to increase or maintain DAUs, especially in regions where we have higher monetization;
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
In August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction was part of a broader strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.
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
We aim to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, advisors, and third parties who access or contribute to our proprietary know-how, information, or technology. We, however, cannot assure you that these agreements will be effective in controlling access to, or preventing unauthorized distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how can be difficult, expensive, and time-consuming, and the outcome can be unpredictable. Furthermore, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours.
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
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy or security practices, product changes, product quality, illicit use of our product, litigation, employee matters, or regulatory activity, or regarding the actions of our founders, our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base, as well as parental perception of our industry or Snapchat in particular, and result in decreased revenue, fewer app installs (or increased app un-installs), or declining engagement or growth rates, including among teens who need parental approval for use of our products, any of which could seriously harm our business.
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
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, in August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction was part of a broader strategic reprioritization by the company to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. This headcount reduction and strategic reprioritization could disrupt our operations, adversely impact employee retention and morale, adversely impact our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management, and seriously harm our business.
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. While we maintain an application security program designed to detect bugs and vulnerabilities in our products prior to their launch and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors, there is no guarantee that we will be able to discover every vulnerability or threat to our products. We may be unable to detect bugs, vulnerabilities or threats because no testing can reveal all bugs and vulnerabilities in highly technical and complex products that are constantly evolving, cyber threat actors are developing sophisticated and often undisclosed exploit development tools and techniques, and vulnerabilities in open source and third-party software that may be included in our products are disclosed daily. Any errors, bugs, or vulnerabilities discovered in our products or code after release could damage our reputation, result in a security incident (and all the attendant risks), drive away users, lower revenue, and expose us to claims or regulatory investigations, any of which could seriously harm our business.
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
We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
From time to time, we are involved in class-action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.
We are involved in numerous lawsuits, including putative class-action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class-action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. For example, in November 2020, a putative class filed an action against us in Illinois, alleging that we violated an Illinois statute concerning the handling of biometric data, which we settled. Other plaintiffs have chosen to pursue a strategy of joining with other plaintiffs to bring a large number of individual claims, rather than pursuing a class action. For example, a sizable number of plaintiffs have sued us and other technology companies alleging that social media platforms are addictive and harmful to minor users' mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform.
Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class-action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency, or ATT, framework would have on our business. In August 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between the company’s co-founders and the company, in which the co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty. In June 2023, we entered into a Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, subject to approval by the court and the satisfaction of various conditions.
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
We plan to continue expanding our business operations abroad and to enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
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
We have based a significant portion of our European operations in the United Kingdom and have licensed a portion of our intellectual property to one of our United Kingdom subsidiaries. These operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit has led to, and may continue to result in, divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and complicate compliance efforts. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.
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
The strategic investments we make in public and private companies around the world range from early-stage companies still defining their strategic direction to mature companies with established revenue streams and business models. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and our ability to realize a return on our investment, if any, is typically dependent on the issuer participating in a liquidity event, such as a public offering or acquisition. We are not always able to achieve a return on our investments in a timely fashion, if at all, even for those companies that have achieved a liquidity event. To the extent any of the companies in which we invest are not successful, which can include failures to achieve business objectives as well as bankruptcy, we could recognize an impairment or lose all or part of our investment.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2023, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
Our ability to make principal or interest payments on, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The Convertible Notes will mature beginning in May 2025, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Convertible Notes or our other indebtedness will depend on various factors, including the available capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including the Convertible Notes and Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.
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
Reforming the taxation of international businesses has been a priority for politicians at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and put into effect significant changes to U.S. taxation of international business activities. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. It is possible that changes under the Tax Cuts and Jobs Act, the IRA, or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2023, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From July 1, 2021 to June 30, 2023, the trading price of our Class A common stock ranged from $7.33 to $83.34. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•significant acquisitions or divestitures of our stock by investors, whether voluntarily or to comply with regulatory or other requirements;
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, inflationary pressures, banking instability, war, armed conflict, including the conflict in Ukraine, incidents of terrorism, or responses to these events;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies, whether such developments may impact us or our competitors; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class-action litigation following periods of market volatility. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class-action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. We believe we have meritorious defenses to this lawsuit, but an unfavorable outcome could seriously harm our business. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of June 30, 2023, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.5 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of June 30, 2023, 148.9 million shares of Class A common stock and 0.2 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 363.9 million shares (including options exercisable and RSAs subject to forfeiture as of June 30, 2023) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.
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
These exclusive forum provisions may limit a stockholder’s ability to bring an action in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, federal courts have been split on the issue, and a stockholder may seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm

On July 24, 2023, we held our 2023 annual meeting of stockholders. That same day, the holders of an aggregate of 231,626,943 shares of our Class C common stock, representing an aggregate of over 99% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Kelly Coffey, Joanna Coles, Liz Jenkins, Scott D. Miller, Poppy Thorpe, and Fidel Vargas. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.

Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2023.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07 at a later date.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

10.1	Snap Inc. 2023 Bonus Program	10-Q	001-38017	10.1	April 28, 2023

10.2	Offer Letter, by and between Snap Inc. and Eric Young, dated April 14, 2023	8-K	001-38017	10.1	June 5, 2023

10.3	Snap Inc. Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: July 25, 2023	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2023	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)