Form 10-Q
period 2023-09-30
Snap Inc
filed 2023-10-25
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,392,228,453 shares outstanding as of October 20, 2023
Class B common stock, $0.00001 par value	22,540,089 shares outstanding as of October 20, 2023
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 20, 2023

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
•future acquisitions of or investments in complementary companies, products, services, or technologies; and
•the potential adverse impact of climate change, natural disasters, health epidemics, macroeconomic conditions, and war or other armed conflict, including the conflicts in Ukraine and the Middle East, on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,209	36,291	116,117	153,682
Stock-based compensation	357,933	342,959	990,807	937,213
Amortization of debt issuance costs	1,842	1,835	5,517	5,028
Losses (gains) on debt and equity securities, net	21,155	(75,778)	5,888	15,559
Other	(4,395)	12,133	(31,098)	16,337
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(128,972)	17,410	55,772	62,436
Prepaid expenses and other current assets	(837)	7,044	(15,139)	(32,114)
Operating lease right-of-use assets	17,904	17,922	53,379	53,205
Other assets	(2,767)	(5,095)	(3,192)	(12,633)
Accounts payable	(16,951)	9,381	(45,497)	60,442
Accrued expenses and other current liabilities	105,907	60,036	68,697	(17,184)
Operating lease liabilities	(16,181)	(12,116)	(52,523)	(46,431)
Other liabilities	5,190	3,425	7,457	4,976
Net cash provided by (used in) operating activities	12,781	55,945	81,947	59,323
Cash flows from investing activities
Purchases of property and equipment	(73,435)	(37,836)	(158,008)	(82,381)
Purchases of strategic investments	—	(6,000)	(7,770)	(12,350)
Sales of strategic investments	5,151	—	5,151	63,276
Cash paid for acquisitions, net of cash acquired	—	(19,650)	(50,254)	(31,658)
Purchases of marketable securities	(537,046)	(821,830)	(2,042,317)	(2,732,266)
Sales of marketable securities	16,451	39,158	107,724	51,917
Maturities of marketable securities	557,579	923,871	2,093,737	1,820,442
Other	(308)	(12,648)	(432)	(18,141)
Net cash provided by (used in) investing activities	(31,608)	65,065	(52,169)	(941,161)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	—	1,483,500
Purchase of capped calls	—	—	—	(177,000)
Proceeds from the exercise of stock options	5	217	416	3,871
Payments of debt issuance costs	—	—	—	(3,006)
Repurchases of Class A non-voting common stock	—	(500,513)	—	(500,513)
Deferred payments for acquisitions	(10,441)	—	(254,557)	—
Net cash provided by (used in) financing activities	(10,436)	(500,296)	(254,141)	806,852
Change in cash, cash equivalents, and restricted cash	(29,263)	(379,286)	(224,363)	(74,986)
Cash, cash equivalents, and restricted cash, beginning of period	1,228,676	2,299,023	1,423,776	1,994,723
Cash, cash equivalents, and restricted cash, end of period	$1,199,413	$1,919,737	$1,199,413	$1,919,737
Supplemental disclosures
Cash paid for income taxes, net	$4,145	$1,482	$27,210	$8,966
Cash paid for interest	$4,406	$4,186	$9,559	$8,191
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,188,551	$1,128,476	$3,244,828	$3,302,112
Costs and expenses:
Cost of revenue	555,753	466,757	1,492,613	1,334,031
Research and development	494,559	564,258	1,427,334	1,524,858
Sales and marketing	297,251	270,336	846,281	823,596
General and administrative	221,051	262,367	628,266	727,336
Total costs and expenses	1,568,614	1,563,718	4,394,494	4,409,821
Operating loss	(380,063)	(435,242)	(1,149,666)	(1,107,709)
Interest income	43,839	18,445	124,931	29,899
Interest expense	(5,521)	(5,425)	(16,749)	(16,147)
Other income (expense), net	(20,662)	71,961	(7,967)	(22,486)
Loss before income taxes	(362,407)	(350,261)	(1,049,451)	(1,116,443)
Income tax benefit (expense)	(5,849)	(9,241)	(24,787)	(24,750)
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.23)	$(0.22)	$(0.67)	$(0.70)
Diluted	$(0.23)	$(0.22)	$(0.67)	$(0.70)
Weighted average shares used in computation of net loss per share:
Basic	1,625,917	1,608,523	1,603,672	1,619,885
Diluted	1,625,917	1,608,523	1,603,672	1,619,885
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(1,287)	(2,495)	(7,471)	(14,519)
Foreign currency translation	(334)	(10,933)	3,663	(24,273)
Total other comprehensive income (loss), net of tax	(1,621)	(13,428)	(3,808)	(38,792)
Total comprehensive loss	$(369,877)	$(372,930)	$(1,078,046)	$(1,179,985)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,199,366	$1,423,121
Marketable securities	2,414,132	2,516,003
Accounts receivable, net of allowance	1,116,511	1,183,092
Prepaid expenses and other current assets	144,251	134,431
Total current assets	4,874,260	5,256,647
Property and equipment, net	377,320	271,777
Operating lease right-of-use assets	344,681	370,952
Intangible assets, net	183,866	204,480
Goodwill	1,691,542	1,646,120
Other assets	251,236	279,562
Total assets	$7,722,905	$8,029,538
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$128,546	$181,774
Operating lease liabilities	62,111	46,485
Accrued expenses and other current liabilities	818,915	987,340
Total current liabilities	1,009,572	1,215,599
Convertible senior notes, net	3,747,677	3,742,520
Operating lease liabilities, noncurrent	346,508	386,271
Other liabilities	126,127	104,450
Total liabilities	5,229,884	5,448,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,434,766 shares issued, 1,384,738 shares outstanding at September 30, 2023, and 3,000,000 shares authorized, 1,371,242 shares issued, 1,319,930 shares outstanding at December 31, 2022.	14	13
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,540 shares issued and outstanding at September 30, 2023, and 700,000 shares authorized, 22,529 shares issued and outstanding at December 31, 2022.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2023 and December 31, 2022.	2	2
Treasury stock, at cost. 50,028 and 51,312 shares of Class A non-voting common stock at September 30, 2023 and December 31, 2022, respectively.	(487,982)	(500,514)
Additional paid-in capital	14,287,664	13,309,828
Accumulated deficit	(11,288,895)	(10,214,657)
Accumulated other comprehensive income (loss)	(17,782)	(13,974)
Total stockholders’ equity	2,493,021	2,580,698
Total liabilities and stockholders’ equity	$7,722,905	$8,029,538
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,361,953	$14	1,390,709	$14	1,319,930	$13	1,364,887	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	4	—	26	—	368	—	286	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	—	—	1,277	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	22,316	—	12,181	—	62,802	1	36,325	—
Conversion of Class B voting common stock to Class A non-voting common stock	2	—	—	—	354	—	141	—
Repurchases of Class A non-voting common stock	—	—	(51,312)	—	—	—	(51,312)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	463	—	—	—	1,284	—	—	—
Balance, end of period	1,384,738	14	1,351,604	14	1,384,738	14	1,351,604	14
Class B voting common stock
Balance, beginning of period	22,539	—	22,638	—	22,529	—	22,769	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	3	—	—	—	365	—	10	—
Conversion of Class B voting common stock to Class A non-voting common stock	(2)	—	—	—	(354)	—	(141)	—
Balance, end of period	22,540	—	22,638	—	22,540	—	22,638	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	—	—	—	—
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	50,491	(492,500)	—	—	51,312	(500,514)	—	—
Repurchases of Class A non-voting common stock	—	—	51,312	(500,513)	—	—	51,312	(500,513)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(463)	4,518	—	—	(1,284)	12,532	—	—
Balance, end of period	50,028	(487,982)	51,312	(500,513)	50,028	(487,982)	51,312	(500,513)
Additional paid-in capital
Balance, beginning of period	—	13,934,244	—	12,529,743	—	13,309,828	—	12,069,097
Stock-based compensation expense	—	357,933	—	329,728	—	989,952	—	919,669
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	5	—	218	—	416	—	3,884
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	—	—	—	44,039
Purchase of capped calls	—	—	—	—	—	—	—	(177,000)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(4,518)	—	—	—	(12,532)	—	—
Balance, end of period	—	14,287,664	—	12,859,689	—	14,287,664	—	12,859,689
Accumulated deficit
Balance, beginning of period	—	(10,920,639)	—	(9,066,157)	—	(10,214,657)	—	(8,284,466)
Net loss	—	(368,256)	—	(359,502)	—	(1,074,238)	—	(1,141,193)
Balance, end of period	—	(11,288,895)	—	(9,425,659)	—	(11,288,895)	—	(9,425,659)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(16,161)	—	(19,843)	—	(13,974)	—	5,521
Other comprehensive income (loss), net of tax	—	(1,621)	—	(13,428)	—	(3,808)	—	(38,792)
Balance, end of period	—	(17,782)	—	(33,271)	—	(17,782)	—	(33,271)
Total stockholders’ equity	1,688,933	$2,493,021	1,657,181	$2,900,262	1,688,933	$2,493,021	1,657,181	$2,900,262
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
Future Stock Split to be Effected in the Form of a Stock Dividend
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. The Future Stock Split will not be declared and paid until the first business day following the date on which the average of the volume weighted average price (“VWAP”) per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
In June 2023, in connection with a proposed settlement of a class-action lawsuit, we agreed to modify the conditions for the Future Stock Split, subject to various conditions, including judicial approval of the settlement. If approved, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the VWAP per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the

S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. The original ten year time period to trigger the Future Stock Split would remain unchanged.
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
We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by geography based on the billing address of the advertising customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
North America (1) (2)	$771,040	$804,484	$2,074,671	$2,328,600
Europe (3)	195,232	163,066	530,081	497,087
Rest of world	222,279	160,926	640,076	476,425
Total revenue	$1,188,551	$1,128,476	$3,244,828	$3,302,112
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $747.6 million and $2,009.8 million for the three and nine months ended September 30, 2023, respectively, and $779.1 million and $2,258.0 million for the three and nine months ended September 30, 2022, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $75.2 million and $50.8 million as of September 30, 2023 and December 31, 2022, respectively.
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
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(310,689)	$(5,105)	$(52,462)	$(302,674)	$(5,060)	$(51,768)	$(903,987)	$(15,093)	$(155,158)	$(962,047)	$(15,967)	$(163,179)
Net loss attributable to common stockholders	$(310,689)	$(5,105)	$(52,462)	$(302,674)	$(5,060)	$(51,768)	$(903,987)	$(15,093)	$(155,158)	$(962,047)	$(15,967)	$(163,179)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,371,751	22,539	231,627	1,354,258	22,638	231,627	1,349,514	22,531	231,627	1,365,593	22,665	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,371,751	22,539	231,627	1,354,258	22,638	231,627	1,349,514	22,531	231,627	1,365,593	22,665	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.23)	$(0.23)	$(0.23)	$(0.22)	$(0.22)	$(0.22)	$(0.67)	$(0.67)	$(0.67)	$(0.70)	$(0.70)	$(0.70)
Diluted	$(0.23)	$(0.23)	$(0.23)	$(0.22)	$(0.22)	$(0.22)	$(0.67)	$(0.67)	$(0.67)	$(0.70)	$(0.70)	$(0.70)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2023	2022
	(in thousands)
Stock options	2,195	4,084
Unvested RSUs and RSAs	153,629	94,143
Convertible Notes (if-converted)	89,379	89,379

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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity during the nine months ended September 30, 2023:

	Class A Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2022	132,392	$18.28
Granted	106,982	$9.77
Vested	(66,603)	$16.08
Forfeited	(19,142)	$17.80
Unvested at September 30, 2023	153,629	$13.37
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.7 billion as of September 30, 2023 and is expected to be recognized over a weighted-average period of 2.0 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans during the nine months ended September 30, 2023:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2022	2,589	570	$9.68	4.05	$9,669
Granted	—	—	$—
Exercised	(368)	(365)	$0.57
Forfeited	(231)	—	$13.04
Outstanding at September 30, 2023	1,990	205	$12.37	4.16	$3,511
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, there was no unrecognized compensation cost related to stock options granted under the Stock Plans.

Stock-Based Compensation Expense by Function
Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,640	$2,745	$6,890	$8,040
Research and development	234,615	246,783	672,030	651,299
Sales and marketing	72,783	43,098	185,319	133,746
General and administrative	47,895	50,333	126,568	144,128
Total	$357,933	$342,959	$990,807	$937,213
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
5. Business Acquisitions
2023 Acquisitions
In the nine months ended September 30, 2023, aggregate purchase consideration for business acquisitions was $73.1 million, which primarily consisted of $56.3 million in cash and $12.6 million recorded in other liabilities on the consolidated balance sheet. Of the aggregate purchase consideration, $42.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.
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
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$1,646,120
Goodwill acquired	42,780
Foreign currency translation	2,642
Balance as of September 30, 2023	$1,691,542

Intangible assets consisted of the following:

	As of September 30, 2023
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.3	$745	$(530)	$215
Trademarks	0.5	800	(678)	122
Technology	2.9	343,425	(193,691)	149,734
Customer relationships	0.5	21,000	(9,401)	11,599
Patents	8.8	39,373	(18,052)	21,321
Other	0.3	6,000	(5,125)	875
		$411,343	$(227,477)	$183,866

	As of December 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	4.0	$954	$(690)	$264
Trademarks	1.2	800	(478)	322
Technology	3.1	340,375	(178,427)	161,948
Customer relationships	5.7	21,000	(6,641)	14,359
Patents	9.1	39,373	(14,912)	24,461
Other	1.0	6,000	(2,874)	3,126
		$408,502	$(204,022)	$204,480
Amortization of intangible assets was $19.1 million and $55.3 million for the three and nine months ended September 30, 2023, respectively, and $20.9 million and $107.6 million for the three and nine months ended September 30, 2022, respectively. In the second and third quarters of 2022, we revised the useful lives of certain customer relationships and trademarks, which resulted in a $43.6 million increase to amortization expense for the nine months ended September 30, 2022.
As of September 30, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2023	$27,529
2024	68,567
2025	42,513
2026	20,776
2027	12,104
Thereafter	12,377
Total	$183,866

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
The Convertible Notes consisted of the following:

	As of September 30, 2023			As of December 31, 2022
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$284,105	$(1,034)	$283,071	$284,105	$(1,521)	$282,584
2026 Notes	838,482	(3,728)	834,754	838,482	(4,698)	833,784
2027 Notes	1,150,000	(7,645)	1,142,355	1,150,000	(9,239)	1,140,761
2028 Notes	1,500,000	(12,503)	1,487,497	1,500,000	(14,609)	1,485,391
Total	$3,772,587	$(24,910)	$3,747,677	$3,772,587	$(30,067)	$3,742,520
As of September 30, 2023, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 1.6 years, 2.8 years, 3.6 years, and 4.4 years, respectively.
Interest expense related to the amortization of debt issuance costs was $1.8 million and $5.2 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2022, respectively. Contractual interest expense was $2.3 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $2.2 million and $6.4 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of September 30, 2023 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2023. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2023, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2023, we had $31.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.9 billion in commitments as of September 30, 2023, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers and directors, were named as defendants in a securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit and continue to defend the lawsuit vigorously. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
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

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2023. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2023.
9. Leases
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$24,845	$25,230	$75,436	$77,686
Sublease income	(364)	(92)	(657)	(956)
Total net lease costs	$24,481	$25,138	$74,779	$76,730
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted-average remaining lease term	6.2	6.8
Weighted-average discount rate	5.0%	4.9%
The maturities of our operating lease liabilities as of September 30, 2023 were as follows:

Operating Leases
(in thousands)
Remainder of 2023	$8,840
2024	99,626
2025	104,112
2026	57,085
2027	40,948
Thereafter	183,032
Total lease payments	$493,643
Less: Imputed interest	(85,024)
Present value of lease liabilities	$408,619
As of September 30, 2023, we had additional operating leases that have not yet commenced for facilities with lease obligations of $27.1 million. These operating leases will commence between 2023 and 2024 with lease terms of approximately 7 years to 10 years.
Cash payments included in the measurement of our operating lease liabilities were $24.4 million and $72.8 million for the three and nine months ended September 30, 2023, respectively, and $20.6 million and $66.8 million for the three and nine months ended September 30, 2022, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $16.0 million and $30.2 million for the three and nine months ended September 30, 2023, respectively, and $134.8 million for the nine months ended

September 30, 2022. There were no lease liabilities arising from obtaining operating lease right-of-use assets during the three months ended September 30, 2022.
10. Strategic Investments
We hold strategic investments primarily in privately held companies with a carrying value of $222.1 million and $252.3 million as of September 30, 2023 and December 31, 2022, respectively, which consist primarily of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recognized on investments in privately held companies sold during the period, net	$—	$—	$—	$45,935
Unrealized gains (losses) on investments in privately held companies still held at the reporting date, net	130	—	1,685	19,666
Gains (losses) on investments in privately held companies, net	$130	$—	$1,685	$65,601
Gains and losses on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.
All strategic investments are reviewed periodically for impairment. Impairment expense recorded for the three and nine months ended September 30, 2023 and 2022, respectively, was not material.
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

The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,189,387	$—	$—	$1,189,387
Level 1 securities:
U.S. government securities	1,751,878	9	(16,331)	1,735,556
U.S. government agency securities	202,125	1	(599)	201,527
Level 2 securities:
Corporate debt securities	331,664	33	(1,559)	330,138
Commercial paper	109,757	—	—	109,757
Certificates of deposit	32,739	—	—	32,739
Total	$3,617,550	$43	$(18,489)	$3,599,104

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,325,946	$—	$—	$1,325,946
Level 1 securities:
U.S. government securities	1,630,224	109	(9,484)	1,620,849
U.S. government agency securities	175,269	19	(188)	175,100
Level 2 securities:
Corporate debt securities	309,942	32	(1,462)	308,512
Commercial paper	290,589	—	—	290,589
Certificates of deposit	157,965	—	(1)	157,964
Total	$3,889,935	$160	$(11,135)	$3,878,960
We hold investments in publicly traded companies with an aggregate carrying value of $14.4 million and $91.5 million as of September 30, 2023 and December 31, 2022, respectively, primarily recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$(14,105)	$22,704	$11,046	$(10,000)
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(6,803)	53,503	(16,941)	(69,750)
Gains (losses) on publicly traded equity securities, net	$(20,908)	$76,207	$(5,895)	$(79,750)
Gross unrealized losses on marketable debt securities were not material for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of September 30, 2023,

$1.2 billion of our total $2.4 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $261.4 million, $728.2 million, $852.5 million, and $1.0 billion, respectively. As of December 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $257.0 million, $711.9 million, $796.2 million, and $1.0 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $5.8 million and $24.8 million for the three and nine months ended September 30, 2023, respectively, compared to an income tax expense of $9.2 million and $24.8 million for the three and nine months ended September 30, 2022, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2022	$(11,129)	$(2,845)	$(13,974)
OCI before reclassifications	(7,468)	3,663	(3,805)
Amounts reclassified from AOCI (1)	(3)	—	(3)
Net current period OCI	(7,471)	3,663	(3,808)
Balance at September 30, 2023	$(18,600)	$818	$(17,782)
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Property and Equipment, Net
The following table lists property and equipment, net by geographic area:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Property and equipment, net:
United States	$247,963	$214,857
United Kingdom	94,558	36,774
Rest of world (1)	34,799	20,146
Total property and equipment, net	$377,320	$271,777
(1)No individual country exceeded 10% of our total property and equipment, net for any period presented.

15. Restructuring
AR Enterprise Strategic Review

In the third quarter of 2023, we initiated the wind down of our AR Enterprise business, which included a reduction of our global employee headcount by approximately 3%. We expect to incur total pre-tax restructuring charges of up to $49 million, primarily through December 31, 2023.

During the three months ended September 30, 2023, we recognized $18.6 million of pre-tax restructuring charges. The charges primarily include cash severance and stock-based compensation expense recorded in sales and marketing expenses in our consolidated statement of operations. The remaining charges we expect to incur through December 31, 2023 primarily relate to acquired intangible assets.

Strategic Reprioritization

In the third quarter of 2022, we initiated a strategic reprioritization plan, which included a reduction of our global employee headcount by approximately 20%. We substantially completed the reprioritization plan in the fourth quarter of
2022.
The following table summarizes the restructuring charges (benefits) in our consolidated statement of operations for the three months ended September 30, 2022:

	Severance and Related Charges (1)	Stock-Based Compensation Expense (Benefit)	Lease Exit and Related Charges	Other (2)	Total
	(in thousands)
Cost of revenue	$1,318	$(11)	$—	$13,092	$14,399
Research and development	46,528	27,848	—	683	75,059
Sales and marketing	27,800	(1,606)	—	730	26,924
General and administrative	15,420	4,038	16,626	2,097	38,181
Total	$91,066	$30,269	$16,626	$16,602	$154,563
(1)Severance and related charges include cash severance expense and other termination benefits. The majority of cash paid for restructuring in the third quarter of 2022 was related to severance and benefits.
(2)Other includes impairment and contract termination charges.
The liabilities related to the strategic reprioritization plan were immaterial as of September 30, 2023 and December 31, 2022.
16. Subsequent Events
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time.

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
Overview of Third Quarter 2023 Results
Our key user metrics and financial results for the third quarter of 2023 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 12% year-over-year to 406 million in Q3 2023.
•Average revenue per user, or ARPU, was $2.93 in Q3 2023, compared to $3.11 in Q3 2022.
Financial Results
•Revenue was $1,188.6 million in Q3 2023, compared to $1,128.5 million in Q3 2022, an increase of 5% year-over-year.
•Total costs and expenses were $1,568.6 million in Q3 2023, compared to $1,563.7 million in Q3 2022.
•Net loss was $368.3 million in Q3 2023, compared to $359.5 million in Q3 2022.
•Diluted net loss per share was $(0.23) in Q3 2023, compared to $(0.22) in Q3 2022.
•Adjusted EBITDA was $40.1 million in Q3 2023, compared to $72.6 million in Q3 2022.
•Cash provided by operating activities was $12.8 million in Q3 2023, compared to $55.9 million in Q3 2022.
•Free Cash Flow was $(60.7) million in Q3 2023, compared to $18.1 million in Q3 2022.
•Cash, cash equivalents, and marketable securities were $3.6 billion as of September 30, 2023.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 406 million DAUs on average in the third quarter of 2023, an increase of 43 million, or 12%, from the third quarter of 2022.

Quarterly Average Daily Active Users (1) (in millions)
Global

450
400
350
300
250
200
150
100
50
0
306
319
332
347
363
375
383
397
406
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

YOY growth:	23%	20%	18%	18%	19%	17%	15%	14%	12%

(1)     Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
96
97
98
99
100
100
100
101
101
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

YOY growth:	7%	6%	5%	4%	4%	3%	3%	2%	1%	11%	11%	10%	10%	11%	12%	10%	9%	7%
(2)     North America includes Mexico, the Caribbean, and Central America.
(3)    Europe includes Russia and Turkey.

Rest of World

220
200
180
160
140
120
100
80
60
40
20
0
130
140
150
162
175
183
190
202
211
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

YOY growth:	49%	41%	36%	35%	34%	31%	27%	25%	21%
Monetization
We recorded revenue of $1,188.6 million for the three months ended September 30, 2023, compared to revenue of $1,128.5 million for the same period in 2022, an increase of 5% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.93 in the third quarter of 2023, compared to $3.11 in the third quarter of 2022. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.49
$4.06
$3.20
$3.20
$3.11
$3.47
$2.58
$2.69
$2.93
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$8.20
$9.58
$7.77
$7.93
$8.13
$8.77
$6.37
$6.83
$7.82
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.98
$1.12
$0.95
$0.96
$0.89
$1.10
$1.00
$0.98
$0.96
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$1,188,551	$1,128,476	$3,244,828	$3,302,112
Operating loss	$(380,063)	$(435,242)	$(1,149,666)	$(1,107,709)
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Adjusted EBITDA (1)	$40,094	$72,640	$2,428	$144,298
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,188,551	$1,128,476	$3,244,828	$3,302,112
Costs and expenses (1) (2):
Cost of revenue	555,753	466,757	1,492,613	1,334,031
Research and development	494,559	564,258	1,427,334	1,524,858
Sales and marketing	297,251	270,336	846,281	823,596
General and administrative	221,051	262,367	628,266	727,336
Total costs and expenses	1,568,614	1,563,718	4,394,494	4,409,821
Operating loss	(380,063)	(435,242)	(1,149,666)	(1,107,709)
Interest income	43,839	18,445	124,931	29,899
Interest expense	(5,521)	(5,425)	(16,749)	(16,147)
Other income (expense), net	(20,662)	71,961	(7,967)	(22,486)
Loss before income taxes	(362,407)	(350,261)	(1,049,451)	(1,116,443)
Income tax benefit (expense)	(5,849)	(9,241)	(24,787)	(24,750)
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Adjusted EBITDA (3)	$40,094	$72,640	$2,428	$144,298
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,640	$2,745	$6,890	$8,040
Research and development	234,615	246,783	672,030	651,299
Sales and marketing	72,783	43,098	185,319	133,746
General and administrative	47,895	50,333	126,568	144,128
Total	$357,933	$342,959	$990,807	$937,213
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$3,184	$5,548	$9,580	$16,121
Research and development	26,252	23,722	75,238	68,207
Sales and marketing	5,466	4,586	16,144	61,039
General and administrative	6,307	2,435	15,155	8,315
Total	$41,209	$36,291	$116,117	$153,682
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	47	42	46	41
Research and development	42	50	44	46
Sales and marketing	25	24	26	25
General and administrative	18	23	19	22
Total costs and expenses	132	139	135	134
Operating loss	(32)	(39)	(35)	(34)
Interest income	4	2	4	1
Interest expense	—	—	(1)	—
Other income (expense), net	(2)	6	—	(1)
Loss before income taxes	(30)	(31)	(32)	(34)
Income tax benefit (expense)	(1)	(1)	(1)	(1)
Net loss	(31)%	(32)%	(33)%	(35)%
Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue	$1,188,551	$1,128,476	$3,244,828	$3,302,112
Revenue as a dollar change		$60,075		$(57,284)
Revenue as a percentage change		5%		(2)%
Revenue for the three months ended September 30, 2023 increased $60.1 million compared to the same period in 2022. The increase was due to a combination of growth in advertisers, optimization efficiencies, and improvement in auction-based advertising demand.
Revenue for the nine months ended September 30, 2023 decreased $57.3 million compared to the same period in 2022. The decrease was due to a reduction in advertiser spend and auction-based advertising demand.
Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Cost of Revenue	$555,753	$466,757	$1,492,613	$1,334,031
Cost of Revenue as a dollar change		$88,996		$158,582
Cost of Revenue as a percentage change		19%		12%
Cost of revenue for the three and nine months ended September 30, 2023 increased $89.0 million and $158.6 million compared to the same periods in 2022. The increases were primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI, partially offset by lower content and advertising partner costs and a $14.4 million decrease relating to restructuring charges in the prior periods.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Research and Development Expenses	$494,559	$564,258	$1,427,334	$1,524,858
Research and Development Expenses as a dollar change		$(69,699)		$(97,524)
Research and Development Expenses as a percentage change		(12)%		(6)%
Research and development expenses for the three months ended September 30, 2023 decreased $69.7 million compared to the same period in 2022. The decrease was primarily driven by lower cash- and stock-based compensation expenses due to decreased headcount compared to the prior period and a $75.1 million decrease relating to restructuring charges in the prior period.
Research and development expenses for the nine months ended September 30, 2023 decreased $97.5 million compared to the same period in 2022. The decrease was primarily driven by lower cash-based compensation expenses due to decreased headcount compared to the prior period and a $75.1 million decrease relating to restructuring charges in the prior period, partially offset by higher stock-based compensation expenses.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Sales and Marketing Expenses	$297,251	$270,336	$846,281	$823,596
Sales and Marketing Expenses as a dollar change		$26,915		$22,685
Sales and Marketing Expenses as a percentage change		10%		3%
Sales and marketing expenses for the three and nine months ended September 30, 2023 increased $26.9 million and $22.7 million compared to the same periods in 2022. The increases were primarily driven by higher stock-based compensation expenses and increased marketing investments, partially offset by lower cash-based compensation expenses. Prior periods included higher amortization expense from our revision of the useful lives of certain customer relationships and trademarks and $26.9 million relating to restructuring charges.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
General and Administrative Expenses	$221,051	$262,367	$628,266	$727,336
General and Administrative Expenses as a dollar change		$(41,316)		$(99,070)
General and Administrative Expenses as a percentage change		(16)%		(14)%
General and administrative expenses for the three and nine months ended September 30, 2023 decreased $41.3 million and $99.1 million compared to the same periods in 2022. The decreases were primarily driven by lower personnel expenses due to decreased headcount compared to the prior periods, including lower cash- and stock-based compensation expenses and a $38.2 million decrease relating to restructuring charges in the prior periods.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest Income	$43,839	$18,445	$124,931	$29,899
Interest Income as a dollar change		$25,394		$95,032
Interest Income as a percentage change		138%		318%
Interest income for the three and nine months ended September 30, 2023 increased $25.4 million and $95.0 million compared to the same periods in 2022. The increases were primarily a result of higher interest rates on U.S. government-backed securities, offset by a lower overall invested cash balance.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest Expense	$(5,521)	$(5,425)	$(16,749)	$(16,147)
Interest Expense as a dollar change		$(96)		$(602)
Interest Expense as a percentage change		2%		4%
Interest expense for the three and nine months ended September 30, 2023 increased $0.1 million and $0.6 million compared to the same periods in 2022. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Other Income (Expense), Net	$(20,662)	$71,961	$(7,967)	$(22,486)
Other Income (Expense), Net as a dollar change		$(92,623)		$14,519
Other Income (Expense), Net as a percentage change		(129)%		65%
Other expense, net for the three and nine months ended September 30, 2023 was $20.7 million and $8.0 million, respectively, compared to other income, net of $72.0 million and other expense, net of $22.5 million, respectively, in the same periods in 2022. Other expense, net for the three months ended September 30, 2023 was primarily the result of $20.9 million total losses on publicly traded securities classified as marketable securities. Other income, net for the three months ended September 30, 2022 was primarily a result of $76.2 million total gains on publicly traded securities classified as marketable securities.
Other expense, net for the nine months ended September 30, 2023 was primarily a result of $5.9 million total losses on publicly traded securities classified as marketable securities. Other expense, net for the nine months ended September 30, 2022 was primarily a result of $79.8 million total losses on publicly traded securities classified as marketable securities, offset by a $19.7 million unrealized gain and a $45.9 million realized gain on strategic investments.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Income Tax Benefit (Expense)	$(5,849)	$(9,241)	$(24,787)	$(24,750)
Income Tax Benefit (Expense) as a dollar change		$3,392		$(37)
Income Tax Benefit (Expense) as a percentage change		37%		—%
Effective Tax Rate	(1.6)%	(2.6)%	(2.4)%	(2.2)%
Income tax expense for the three and nine months ended September 30, 2023 was $5.8 million and $24.8 million, respectively, compared to an income tax expense of $9.2 million and $24.8 million, respectively, for the same periods in 2022. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Net Loss as a dollar change		$(8,754)		$66,955
Net Loss as a percentage change		(2)%		6%

Adjusted EBITDA	$40,094	$72,640	$2,428	$144,298
Adjusted EBITDA as a dollar change		$(32,546)		$(141,870)
Adjusted EBITDA as a percentage change		(45)%		(98)%
Net loss for the three months ended September 30, 2023 was $368.3 million, compared to $359.5 million for the same period in 2022. Net loss for the nine months ended September 30, 2023 was $1,074.2 million, compared to $1,141.2 million for the same period in 2022.
Adjusted EBITDA for the three months ended September 30, 2023 was $40.1 million, compared to $72.6 million for the same period in 2022. The decrease was attributable to increased cost of revenue and sales and marketing expenses, partially offset by higher revenues and decreased research and development and general and administrative expenses.
Adjusted EBITDA for the nine months ended September 30, 2023 was $2.4 million, compared to $144.3 million for the same period in 2022. The decrease was attributable to lower revenues and increased cost of revenue and sales and marketing expenses, partially offset by decreased research and development and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $3.6 billion as of September 30, 2023, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2023, we had $31.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2023 and as a result, the 2028 Notes will not be eligible for optional conversion during the fourth quarter of 2023.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2023 and as a result, the 2027 Notes will not be eligible for optional conversion during the fourth quarter of 2023.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2023 and as a result, the 2025 Notes will not be eligible for optional conversion during the fourth quarter of 2023.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2023 and as a result, the 2026 Notes will not be eligible for optional conversion during the fourth quarter of 2023.
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
As of September 30, 2023, approximately 5% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$12,781	$55,945	$81,947	$59,323
Net cash provided by (used in) investing activities	(31,608)	65,065	(52,169)	(941,161)
Net cash provided by (used in) financing activities	(10,436)	(500,296)	(254,141)	806,852
Change in cash, cash equivalents, and restricted cash	$(29,263)	$(379,286)	$(224,363)	$(74,986)
Free Cash Flow (1)	$(60,654)	$18,109	$(76,061)	$(23,058)
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Three and Nine Months Ended September 30, 2023 and 2022
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $12.8 million for the three months ended September 30, 2023, compared to net cash provided by operating activities of $55.9 million for the same period in 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $357.9 million. Net cash provided by operating activities for the three months ended September 30, 2023 was also driven by an increase in the accounts receivable balance of $129.0 million due to timing of collections and an increase in billings in the period, partially offset by a $105.9 million increase in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net cash provided by operating activities was $81.9 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $59.3 million for the same period in 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $990.8 million and depreciation and amortization expense of $116.1 million. Net cash provided by operating activities for the nine months ended September 30, 2023 was also driven by a decrease in the accounts receivable balance of $55.8 million due to timing of collections and a reduction in billings in the period and a $68.7 million increase in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $31.6 million for the three months ended September 30, 2023, compared to net cash provided by investing activities of $65.1 million for the same period in 2022. Our investing activities for the three months ended September 30, 2023 primarily consisted of purchases of marketable securities of $537.0 million and purchases of property and equipment of $73.4 million, partially offset by maturities of marketable securities of $557.6 million. Net cash provided by investing activities for the three months ended September 30, 2022 primarily consisted of maturities of marketable securities of $923.9 million and sales of marketable securities of $39.2 million, partially offset by purchases of marketable securities of $821.8 million and purchases of property and equipment of $37.8 million.
Net cash used in investing activities was $52.2 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $941.2 million for the same period in 2022. Our investing activities for the nine months ended September 30, 2023 consisted primarily of purchases of marketable securities of $2.0 billion, purchases of property and equipment of $158.0 million, and cash paid for acquisitions, net of cash acquired of $50.3 million, partially offset by maturities of marketable securities of $2.1 billion and sales of marketable securities of $107.7 million. Net cash used in investing activities for the nine months ended September 30, 2022 consisted mainly of purchases of marketable securities of $2.7 billion, partially offset by maturities of marketable securities of $1.8 billion.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $10.4 million for the three months ended September 30, 2023, compared to net cash used in financing activities of $500.3 million for the same period in 2022. Our financing activities for the three months ended September 30, 2023 were not material. Our financing activities for the three months ended September 30, 2022 consisted primarily of repurchases of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.
Net cash used in financing activities was $254.1 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $806.9 million for the same period in 2022. Our financing activities for the nine months ended September 30, 2023 consisted primarily of $254.6 million of deferred payments for acquisitions completed in prior periods. Our financing activities for the nine months ended September 30, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million and repurchases of our Class A common stock for an aggregate of $500.5 million.
Free Cash Flow
Free Cash Flow for the three and nine months ended September 30, 2023 was $(60.7) million and $(76.1) million, respectively, compared to $18.1 million and $(23.1) million, respectively, for the same periods in 2022. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $73.4 million and $158.0 million for the three and nine months ended September 30, 2023, respectively, compared to $37.8 million and $82.4 million for the same periods in 2022. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$12,781	$55,945	$81,947	$59,323
Less:
Purchases of property and equipment	(73,435)	(37,836)	(158,008)	(82,381)
Free Cash Flow	$(60,654)	$18,109	$(76,061)	$(23,058)
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(368,256)	$(359,502)	$(1,074,238)	$(1,141,193)
Add (deduct):
Interest income	(43,839)	(18,445)	(124,931)	(29,899)
Interest expense	5,521	5,425	16,749	16,147
Other (income) expense, net	20,662	(71,961)	7,967	22,486
Income tax (benefit) expense	5,849	9,241	24,787	24,750
Depreciation and amortization	41,209	34,068	116,117	151,459
Stock-based compensation expense	353,846	312,690	986,720	906,944
Payroll and other tax expense related to stock-based compensation	6,463	6,561	30,618	39,041
Restructuring charges (1)	18,639	154,563	18,639	154,563
Adjusted EBITDA	$40,094	$72,640	$2,428	$144,298
(1)Restructuring charges in the third quarter of 2023 were composed primarily of cash severance and stock-based compensation expenses. Restructuring charges in the third quarter of 2022 were composed primarily of severance and related charges of $91.1 million, stock-based compensation expense, lease exit and related charges, impairment charges, and contract termination charges. These charges are non-recurring and not reflective of underlying trends in our business.
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

Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.9 billion in commitments, as of September 30, 2023, primarily due within three years. For additional discussion on our leases see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.2 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively. We had marketable securities totaling $2.4 billion and $2.5 billion at September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of September 30, 2023. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of September 30, 2023. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $284.1 million remains outstanding as of September 30, 2023. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $838.5 million remains outstanding as of September 30, 2023. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California (“MDL”) or a California Judicial Council Coordinated Proceeding (“JCCP”) pending in the Complex Division of the Los Angeles County Superior Court. On October 13, 2023, the court in the JCCP litigation issued a ruling dismissing some of the claims against us, but allowing the plaintiffs’ negligence claim to proceed. Numerous school districts have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
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
2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. In addition, we have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced rapid growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again.
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
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content, artificial intelligence, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, may lead to costly litigation or otherwise adversely impact our business.
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
We had 406 million daily active users, or DAUs, on average in the quarter ended September 30, 2023. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, or due to a lack of other events that compete for our users’ attention, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, and useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
•our products are subject to increased regulatory scrutiny or approvals, including from international privacy regulators, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;
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
For example, in January 2018, the Federal Communications Commission, or FCC, issued an order that repealed the “open internet rules,” which prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC order repealing the open internet rules went into effect in June 2018. The core aspects of that order have been upheld by the United States Court of Appeals for the District of Columbia Circuit, but a number of states have adopted or are considering legislation or executive actions to impose state-level open internet rules, and those actions have been or can be expected to be challenged in court. In July 2021, U.S. President Biden issued an executive order encouraging the FCC to restore the open internet rules and in September 2023 the chair of the FCC announced an initiative to do so. We cannot predict whether the FCC order or state initiatives regulating providers will ultimately be upheld, modified, overturned, or vacated by further legal action, federal legislation, or the FCC, or the degree to which such outcomes would adversely affect our business, if at all. Similarly, the European Union requires equal access to internet content, but as part of certain initiatives and reviews (including recent modifications to the European Electronic Communications Code and proposals to expand the scope and nature of the EU Network and Information Security Directive), the European Union may impose additional obligations, including network security requirements, reporting and transparency obligations, disability access, or 911-like obligations on certain “over-the-top” services or those that qualify as “electronic communication services.” If we are considered to be in the scope of such service definition, our costs of doing business could increase and our business could be seriously harmed. The European Union’s highest court has also issued rulings that may limit our ability to engage in certain practices, such as “zero rating.” If the FCC’s repeal of the open internet rules is maintained, state initiatives are modified, overturned, or vacated, or the European Union modifies these open internet rules or limits commercial practices, mobile and internet providers may be able to limit our users’ ability to access Snapchat or make Snapchat a less attractive alternative to our competitors’ applications. Were that to happen, our ability to retain existing users or attract new users may be impaired, and our business would be seriously harmed.
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

Our advertising customers vary from small businesses to well-known brands. Many of our customers only recently started working with our advertising solutions and spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing advertisers or resellers, or advertisers or resellers from different geographic regions, that contribute more significantly to our total revenue, and a loss of such advertisers or resellers or a significant reduction in how much they spend with us could adversely impact our business. Any economic or political instability, whether as a result of the macroeconomic climate, war, terrorism, or armed conflict, including the conflicts in Ukraine and the Middle East, or otherwise, in a specific country or region, may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and could seriously harm our business.
Moreover, we rely heavily on our ability to collect and disclose data, and metrics to our advertisers so we can attract new advertisers and retain existing advertisers. Any restriction or inability, whether by law, regulation, policy, or other reason, to collect and disclose data and metrics which our advertisers find useful would impede our ability to attract and retain advertisers. Regulators around the world are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. The processing of personal data for personalized advertising under GDPR continues to be under increased scrutiny from European regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. The European Digital Services Act, or DSA, which became effective for us in August 2023, prohibits targeted advertising to minors based on the profiling of personal data in the European Union. Other European legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. For example, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which could have a material impact on the availability of data we rely on to improve and personalize our products and features. Outside of Europe, other laws further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, in the United States, the California Consumer Privacy Act, or CCPA (as amended by the California Privacy Rights Act of 2020, or CPRA), places additional requirements on the handling of personal data for us, our partners, and our advertisers, such as granting California residents the right to opt-out of a company’s sharing of personal data for certain advertising purposes in exchange for money or other valuable consideration. Other states have passed or are considering similar legislation. Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to join certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business.
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
•diminished or stagnant growth, or a decline, in the total or regional number of DAUs on Snapchat;
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
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages and disruptions, supply chain disruptions, banking instability, inflation, and as a result of war, terrorism, or armed conflict, including the conflicts in Ukraine and the Middle East.
These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.

Our two co-founders have control over all stockholder decisions because they control a substantial majority of our voting stock.
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2023, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Exposure to geo-political conflicts and events, including the conflicts in Ukraine and the Middle East, could put our employees and partners at substantial risk, interrupt our operations, increase costs, create additional regulatory burdens, and have significant negative macroeconomic effects, any of which could seriously harm our business.
Significant geo-political conflicts and events, such as the conflicts in Ukraine and the Middle East, have had, and will likely continue to have, a substantial effect on our business and operations. We have team members and their families in Ukraine and the Middle East who face substantial personal risk, unprecedented disruption of their lives, and uncertainty as to the future. We have been providing emergency assistance and support to these team members and their families, and we expect to continue this support in the future. In addition, we have offices, hardware, and other assets in Ukraine and the Middle East that may be at risk of destruction or theft. We have incurred, and will likely continue to incur, costs to support our team members and reorganize our operations to address these ongoing challenges. In addition, our management has spent significant time and attention on these and related events. The ongoing disruptions to our team members, our management, and our operations could seriously harm our business.
We believe Snapchat remains an important communication tool for family and friends. However, in March 2022, we stopped all advertising running in Russia, Belarus, and Ukraine and halted advertising sales to all Russian and Belarusian entities. Many countries have placed sanctions and other restrictions on doing business with Russian or Belarusian businesses and certain individuals. In response, Russia and Belarus have enacted restrictions and sanctions of their own. These new laws, regulations, and sanctions are evolving and may conflict with each other, leading to uncertainty and possible mistakes in compliance. Should we violate such existing or similar future sanctions or regulations, we may be subject to substantial monetary fines and other penalties that could seriously harm our business. In addition, we may be restricted from offering our products or services in these countries, and any reduction in availability or use could negatively impact our DAU, revenue, or operations.
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
The situations in Ukraine and the Middle East continue to evolve and we will monitor the situations closely. It is unclear how long such conflicts will last and the long-term outcome and impact. On a macroeconomic level, the conflict in Ukraine has further disrupted trade, intensified problems in the global supply chain, and contributed to inflationary pressures. The conflict in the Middle East may add to these issues. All of these factors may negatively impact the demand for advertising as companies face limited product availability, restricted sales opportunities, and condensed margins. Any pause or reduction in advertising spending in connection with the conflicts in Ukraine or the Middle East could negatively impact our revenue and harm our business.
If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in 2018, we believe our DAUs declined primarily due to changes in the design of our application and continued performance issues with the Android version of our application. In August 2022, we announced a strategic reprioritization in which we substantially reduced or eliminated, and may continue to reduce or eliminate, investments not directly connected to our top priorities. In addition, in January 2023, we made changes to our advertising platform, which we believe will lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. The short- and long-term impact of any major change, like our 2018 application redesign, our strategic reprioritization in 2022, and our advertising platform changes, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020, we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in June 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, in July 2022, we launched Snapchat for Web, a browser-based product that brings Snapchat’s signature calling and ephemeral messaging capabilities to the web, and in February 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
Our business is highly competitive. We face significant competition that we anticipate will continue to intensify. If we are not able to maintain or improve our market share, our business could suffer.
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Tencent, and X (formerly Twitter). Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, and X (formerly Twitter), and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
Many of our current and potential competitors have significantly greater resources and broader global recognition, and occupy stronger competitive positions in certain market segments than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, ongoing changes to privacy laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business. Advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Alphabet, Apple, and Meta, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:
•integrating competing social media platforms or features into products they control such as search engines, web browsers, artificial intelligence services, advertising networks, or mobile operating systems;
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2023, we had an accumulated deficit of $11.3 billion and for the three months ended September 30, 2023, we had a net loss of $368.3 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques, and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to systems.
We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, artificial intelligence, encryption and authentication technology, employee email, content delivery, and other functions. We may also rely on third-party service providers to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners may store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms and policies, our sensitive data may be improperly accessed or disclosed, and we may experience adverse consequences. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive data. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
We have previously suffered the loss of sensitive information related to employee error and vendor breaches. Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
We regularly review and share metrics, including our DAUs and ARPU metrics, with our investors, advertisers, and partners to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodology has not been validated by an independent third party. In addition, we may change the way we measure and report metrics from time to time in connection with changes to our products, making comparisons to prior periods more difficult. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally that may require significant judgment and are subject to technical errors. For example, there may be individuals who have multiple Snapchat accounts, even though we forbid that in our Terms of Service and implement measures to detect and suppress that behavior. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.
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
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user opens the application, but only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has opened the application during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which may result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
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
Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, local and foreign laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content, the use of artificial intelligence, and other matters. Many of these obligations are subject to change and uncertain interpretation, and our actual or perceived failure to comply with such obligations could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, or other adverse consequences, any of which could seriously harm our business.

In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property. Accordingly, we are subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection. We also are or may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, artificial intelligence, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation.
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
Additionally, the DSA is now in effect in the European Union, under which we are designated as a provider of a “very large online platform,” which in turn required, and may continue to require, changes to our products, policies, and procedures and additional efforts to maintain ongoing compliance with the DSA. However, there is no guarantee that our DSA compliance efforts to date, or in the future, will be deemed compliant or sufficient by the European Commission. Current national laws that implement the ePrivacy Directive are likely to be replaced or updated when the ePrivacy Regulation enters into force, which will significantly increase fines for non-compliance once in effect and could also have a material impact on the availability of data we rely on to improve and personalize our products and features. Moreover, the United Kingdom’s Age Appropriate Design Code, or UK AADC, and incoming Online Safety Bill focus on online safety and protection of children’s privacy online, both of which require us to change our services and incur costs to do so. Furthermore, the proposed EU AI Act related to artificial intelligence, or AI, could, if adopted, impose onerous obligations related to the use of AI-related systems and may require us to change our products or business practices to comply with such obligations. Moreover, in the EEA, the Collective Redress Directive allows collective actions to be brought by a representative body against businesses if they breach legislation intended to protect EU consumers, including for data protection matters, which could increase our costs and liability in the EEA market.
In Asia-Pacific, or APAC, our major markets are following closely behind Europe in introducing or updating their laws and regulations governing privacy, security, online safety and data protection, which will increase the complexity of compliance and our costs and liabilities in these jurisdictions. India’s IT Rules, introduced in 2021, require large technology companies like ours to appropriately moderate online content and provide government agencies with access, and have ultimately led to a ban of certain platforms. India recently passed a new comprehensive privacy and data protection law (Digital Personal Data Protection Act) under which we will be required to meet GDPR style obligations for Indian consumer data. Australia’s recent Online Safety Act and existing Assistance and Access Act have similarly placed significant focus on appropriate moderation, take down and government access. Australia is working on updates to its Privacy Act 1988 and a new Privacy Legislation Amendment (Enhancing Online Privacy and Other Measures (Bill) 2021 (Online Privacy Bill) that will impose more stringent obligations on us and other social / technology companies. Other APAC countries also have privacy laws that apply to our operations, such as South Korea’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. Other foreign legislative and regulatory bodies in the Americas have enacted or may enact (or update) similar legislation regarding the handling of personal data, or conduct additional investigations into specific companies or the industry as a whole that could alter the existing regulatory environment in a manner that would be adverse to us. For example, these legislative updates or investigations could arise from Canada’s Personal Information Protection and Electronic Documents Act, and various related provincial laws, Canada’s Anti-Spam Legislation, and Brazil’s General Personal Data Protection Law, or LGPD.
In the United States, federal, state, and local governments have enacted numerous privacy, security, and data protection laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the CCPA, as amended by the CPRA, expands the requirements for handling personal data of California residents and provides for civil penalties for violations and a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Several states have recently passed comprehensive privacy laws that have gone into effect or will go into effect by 2025, and some states have enacted or are considering enacting laws for the protection of consumer health data which may be interpreted broadly to apply to categories of data that would not otherwise be considered health data under other privacy laws. In addition, the privacy of children’s personal data collected online, and use of social media platforms, generally, are also becoming increasingly scrutinized. In addition to the federal Children’s Online Privacy Protection Act, or COPPA, California’s Age-Appropriate Design Code Act, which is modeled after the UK AADC, may go into effect in 2024 (if it survives litigation challenging its constitutionality). Multiple other states have passed, or have proposed, various laws to restrict or govern the use of social media platforms by teens, including laws prohibiting showing them ads, requiring age verification, limiting the use of their personal data, and requiring parental consent or providing for other parental rights. These new laws, if they survive challenges to their constitutionality, may result in restrictions on the use of certain of our products or services by teens and decrease DAUs or user engagement in those states. The interpretation, implementation, and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third-party partners.
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
We use artificial intelligence, or AI, in consumer-facing features of our products and services, including My AI. The legal landscape around intellectual property rights in AI, and the use, training, implementation, privacy, and safety of AI, is evolving, including ongoing litigation against our peers relating to the use of data protected by global intellectual property and privacy laws. We are subject to ongoing investigations by the UK Information Commissioner’s Office, or ICO, and other regulatory agencies regarding the use and operation of My AI, and in October 2023 the ICO issued a preliminary enforcement notice regarding our data impact assessment of My AI. Given the current unsettled nature of the legal and regulatory environment surrounding AI, our AI features and our use, training and implementation of AI could subject us to regulatory action, product restrictions, fines, litigation, and reputational harm, and require us to expend significant resources, all of which may seriously harm our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our reputation and user engagement may be harmed.

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
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including but not limited to: government enforcement actions (such as investigations, claims, audits, penalties, etc.), litigation (including class-action litigation), additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
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
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as labor shortages and disruptions, supply chain disruptions, banking instability, inflationary pressures, or conflicts, including the conflicts in Ukraine and the Middle East;
•restructuring or other charges and unexpected costs or other operating expenses;
•the number of advertisements shown to users;
•the pricing of our advertisements and other products;
•our ability to demonstrate to advertisers the effectiveness of our advertisements;
•the diversification and growth of revenue sources beyond current advertising;
•increases in marketing, sales, research and development, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
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
•our ability to make accurate accounting estimates and appropriately recognize revenue for our products;
•our ability to meet minimum spending commitments in agreements with our infrastructure providers;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, banking instability, war, armed conflict, including the conflicts in Ukraine and the Middle East, incidents of terrorism, or responses to these events.

If we are unable to continue to maintain or successfully grow our user base and further monetize our products, our business will suffer.
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
We cannot assure you that we will effectively manage our growth or changes to our business.
The growth and expansion of our business, headcount, and products create significant challenges for our management, including managing multiple relationships with users, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continues to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations and may require significant investments of time and capital to improve. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base. However, the actions we take to achieve such improvements may not have the intended effect and may instead result in disruptions, delays in new products, employee turnover, declines in revenue, and other adverse effects.
As our organization continues to mature and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance and seriously harm our business.
In August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction was part of a broader strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring, and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
Our costs may increase faster than our revenue, which could seriously harm our business or increase our losses.
Providing our products to our users is costly, and we expect our expenses, including those related to people, research and development, and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure, and as we grow our business. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth in our revenue. We will continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses to grow and expand our operations and to remain competitive. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
Our business depends on our ability to maintain and scale our technology infrastructure. Any significant disruption to our service could damage our reputation, result in a potential loss of users and decrease in user engagement, and seriously harm our business.
Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs which could significantly increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, or that improving our current technology infrastructure will require significant resources and delay or hinder the development of other products or services. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, geo-political conflicts, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. Wars or other armed conflicts, including the conflicts in Ukraine or the Middle East, could damage or diminish our access to our technology infrastructure or regional networks, disrupting our services which could seriously harm our business and financial performance.
As discussed in these risk factors, substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. We also rely on third parties for other technology related services, including certain artificial intelligence functions. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide and increases in the costs of these services.
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

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on innovations and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. We have made, and expect to continue to make, significant investments to develop and launch new products and services and we cannot assure you that users will purchase or use such new products and services in the future. We will also continue to attempt to find effective ways to show our community new and existing products and alert them to events, holidays, relevant content, and meaningful opportunities to connect with their friends. These methods may provide temporary increases in engagement that may ultimately fail to attract and retain users. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and improve our financial performance over the long term. For example, we monitor how advertising on Snapchat affects our users’ experiences to attempt to ensure we do not deliver too many advertisements to our users, and we may decide to decrease the number of advertisements to increase our users’ satisfaction in the product. In addition, we improve Snapchat based on feedback provided by our users, advertisers, and partners. These decisions may not produce the long-term benefits that we expect, in which case our user growth, retention and engagement on our service or on certain platforms, our relationships with advertisers and partners, and our business could be seriously harmed.
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

Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Federal, state, or local governments in the United States may take, or attempt, similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political disputes, including the conflicts in Ukraine and the Middle East, may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.
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
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, in August 2022, we announced a plan to reduce our global employee headcount by approximately 20%. The headcount reduction was part of a broader strategic reprioritization by the company to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
Additionally, because we have team members internationally, we are exposed to political, social, and economic instability in additional countries and regions. For example, we have team members in Ukraine and the Middle East, and the current conflicts and instability in these regions has disrupted our operations and negatively impacted our team members and our business.
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

We have been, are currently, and may in the future be subject to regulatory inquiries, investigations, and proceedings which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.
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
Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. For example, if we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to source and close acquisition targets. In addition, members of the U.S. administration and Congress have proposed new legislation, and the U.S. Federal Trade Commission and Department of Justice have adopted new procedures, that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2023, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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

Manufacturing processes are highly complex, require advanced and costly equipment, and must be continuously modified to improve yields and performance. We largely rely on third-party suppliers and contract manufacturers in connection with the production of our own physical products and components. We and our contract manufacturers are all vulnerable to capacity constraints and reduced component availability, and have limited control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature. In addition, we have limited control over our suppliers’ and manufacturers’ quality systems and controls, and therefore must rely on them to meet our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has threatened tougher trade terms with China and other countries, leading to the imposition, or potential future imposition, of substantially higher U.S. Section 301 tariffs on certain imports from China, which may adversely affect our products and seriously harm our business.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2023, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From October 1, 2021 to September 30, 2023, the trading price of our Class A common stock ranged from $7.33 to $79.30. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, inflationary pressures, banking instability, war, armed conflict, including the conflicts in Ukraine and the Middle East, incidents of terrorism, or responses to these events;
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
If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2023, we had outstanding a total of 1.4 billion shares of Class A common stock, 22.5 million shares of Class B common stock, and 231.6 million shares of Class C common stock. In addition, as of September 30, 2023, 154.3 million shares of Class A common stock and 0.2 million shares of Class B common stock were subject to outstanding stock options and RSUs. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except approximately 361.2 million shares (including options exercisable and RSAs subject to forfeiture as of September 30, 2023) held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements

During the quarter ended September 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Michael Lynton, Director and Chairperson of the Board	9/7/2023	Adoption	X	12/7/2024	16,257

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

10.1	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: October 24, 2023	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2023	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)