Form 10-K
period 2023-12-31
Snap Inc
filed 2024-02-07
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $14.8 billion.
As of February 2, 2024, the Registrant had 1,396,476,171 shares of Class A common stock, 22,528,406 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.
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
•future acquisitions of or investments in complementary companies, products, services, or technologies; and
•the potential adverse impact of climate change, natural disasters, health epidemics, macroeconomic conditions, and war or other armed conflict on our business, operations, and the markets and communities in which we and our partners, advertisers, and users operate.
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

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K.
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
We generate substantially all of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy and data protection laws and mobile operating systems continue to present issues for us in measuring the effectiveness of advertisements on our services. Additionally, individuals are becoming increasingly resistant to the processing of personal data to deliver behavioral, interest-based, or targeted advertisements, and regulators are likewise scrutinizing such data processing activities, which could reduce the demand for our products and services and threaten our primary revenue stream. Alternative methods, to the extent we can develop such methods in compliance with current or future privacy and data protection laws, mobile operating system requirements, and other requirements, may take time to develop and be adopted by our advertisers and users, and may not be as effective as prior methods.
We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected and may continue to negatively affect our operating results. In addition, our advertising business is seasonal, volatile, and cyclical, which could result in fluctuations in our quarterly revenues and operating results, including the expectations of our business prospects.
Our business and operations have been, and in the future could be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
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
Many of our competitors have significantly more resources and larger market shares than we do, which gives them advantages over us that can make it more difficult for us to succeed.

3.    Our Partners
We primarily rely on Google, Apple, and Amazon to provide their mobile operating systems and other services for our applications and other core services, including our platform. If these partners do not provide their services as we expect, terminate their services, or change the terms, or their interpretation of the terms, of our agreements, or change the functionality of their mobile operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, which may harm our reputation, increase our costs, or make it harder for us to sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.
4.    Our Technology and Regulation
Our business is complex and success depends on our ability to rapidly innovate, the interoperability of our service on many different smartphones and mobile operating systems, and our ability to handle sensitive user data with the care our users expect. Because our systems and our products are constantly changing, we are susceptible to data breaches, cyberattacks, security incidents, bugs, and other vulnerabilities and errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and operating systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.
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
While these metrics are determined based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. For example, there may be individuals who attempt to create accounts for malicious purposes, including at scale, even though we forbid that in our Terms of Service and Community Guidelines. We implement measures in our user registration process and through other technical measures to prevent, detect and suppress that behavior, although we have not determined the number of such accounts.
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
Snapchat
Snapchat is our core mobile device application and contains five distinct tabs, complemented by additional tools that function outside of the application. With a breadth of visual messaging and content experiences available within the application, Snapchatters can interact with any or all of the five tabs.
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
Visual Messaging: Visual Messaging is a fast, fun way to communicate with friends and family using augmented reality, video, voice, messaging, and creative tools. We also offer My AI, our AI-powered chatbot, which helps our community foster creativity and connection with friends, receive real-world recommendations, and learn more about their interests and favorite subjects. They can also communicate through our proprietary personalized avatar tool, Bitmoji, and its associated contextual stickers and images, which integrate seamlessly into both mobile devices and desktop browsers.
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
Additionally, we offer Snapchat+, our subscription product that provides subscribers access to exclusive, experimental, and pre-release features. Snapchat+ offers a variety of features from allowing Snapchatters to customize the look and feel of their app, to giving special insights into their friendships. We also offer Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web.
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
Product Development: We work relentlessly and invest deliberately to create and improve products for our community and our partners. We develop a wide range of products related to visual messaging and storytelling that are powered by a variety of new technologies.
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
Diversity, Equity, and Inclusion: Snap has long supported Diversity, Equity and Inclusion, or DEI, initiatives, and we have made progress on a number of fronts, including diversifying our board of directors and executive leadership, introducing new accountability around DEI outcomes, maintaining an allyship program to inspire a more inclusive culture, and enhancing our recruiting process to continue driving diverse hiring. To aid in our mission, we publish a Diversity Annual Report that discusses our goals with respect to diversity, equity, and inclusion efforts. This report outlines our beliefs around the idea that an inclusive workplace and inclusive products are central to achieving that purpose. This report is excerpted in our broader CitizenSnap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.
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
As of December 31, 2023, we had 5,289 full-time employees, of whom approximately 54% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.
Climate Change: Our commitment to combating climate change remains unchanged. In 2021, we adopted science-based emissions reduction targets approved by the Science Based Targets Initiative. Additionally, in 2021, we achieved carbon neutrality from our founding in 2011 through 2020. In 2023 and 2022, we maintained our carbon-neutral status by purchasing offsets to emissions attributable to Snap as of December 31, 2022 and 2021, respectively. We remain committed to achieve net negative carbon emissions by 2030. In 2023 and 2022, we purchased renewable energy certificates covering all electricity consumed in our global operations for the years ended December 31, 2022 and 2021, respectively.
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

When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understands exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Safety and Privacy Hub where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, and explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. This is where you’ll also find our Transparency Report in which we provide insight into these efforts and visibility into the nature and volume of content reported on our platform.
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
Competition
We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Meta (including Facebook, Instagram, Threads, and WhatsApp), Pinterest, and X (formerly Twitter), may have greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, communication, content, and advertising industries that offer, or will offer, products and services that may compete with Snapchat features or offerings. Our competitors span from internet technology companies and digital platforms, to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), and Tencent in Asia.
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

As of December 31, 2023, we had approximately 3,174 issued patents and approximately 3,111 filed patent applications in the United States and foreign countries relating to our camera platform and other technologies. Our issued patents will expire between 2024 and 2047. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors.
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
We had 414 million daily active users, or DAUs, on average in the quarter ended December 31, 2023. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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

•we are unable to combat bad actors, spam, or other hostile or inappropriate usage on our products;
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
•our products are subject to increased regulatory scrutiny or approvals, including from foreign privacy regulators, or there are changes in our products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;
•technical or other problems frustrate the user experience or negatively impact users' trust in our service, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner, or cyberattacks, breaches, or other security incidents that compromise our sensitive user data;
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
Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2023, 2022, and 2021, advertising revenue accounted for approximately 96%, 99%, and 99% of our total revenue, respectively. Even though we have introduced other revenue streams, including a subscription model for one of our products, we still expect this trend to continue for the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
Our advertising customers range from small businesses to well-known brands, and may include advertising resellers. Many of our customers spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute more significantly to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing customers, including from different geographic regions, that contribute more significantly to our total revenue, and a loss of such customers or a significant reduction in how much they spend with us could adversely impact our business. Any economic or political instability, whether as a result of the macroeconomic climate, war or other armed conflict, terrorism, or otherwise, in a specific country or region, may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and could seriously harm our business.

Moreover, we rely heavily on our ability to collect and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many of the countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from targeting advertising to teens based on the profiling of personal data. Other legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes in exchange for money or other valuable consideration, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and present laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
Furthermore, in April 2021, Apple issued an iOS update that imposed heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google announced that it will implement similar changes with respect to its Android operating system, and major web browsers, like Firefox, Safari, and Chrome, have or plan to make similar changes as well. The implemented changes have had, and the announced or planned changes likely will have, an adverse effect on our targeting, measurement, and optimization capabilities, and in turn our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any alternative solutions we implement are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate or respond to these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue could also be seriously harmed by many other factors, including:
•diminished or stagnant growth, or a decline, in the total or regional number of DAUs on Snapchat;
•our inability to deliver advertisements to all of our users due to legal restrictions or hardware, software, or network limitations;
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
•product changes or advertising inventory management decisions we may make that change the type, size, frequency, or effectiveness of advertisements displayed on Snapchat or the method used by advertisers to purchase advertisements;
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
•our inability, or perceived inability, to achieve an advertiser’s intended performance metric, measure the effectiveness of our advertising, or target the appropriate audience for advertisements;
•our inability to access, collect, and disclose user’s personal data, including advertising or similar deterministic identifiers that new and existing advertisers may find useful;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages and disruptions, supply chain disruptions, banking instability, inflation, and as a result of war, terrorism, or armed conflict.
Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options and certain rights related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to combine certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business
These and other factors could reduce demand for our advertising products, which may lower the prices we receive, or cause advertisers to stop advertising with us altogether. Either of these would seriously harm our business.
Snapchat depends on effectively operating with mobile operating systems, hardware, networks, regulations, and standards that we do not control. Changes in our products or to those mobile operating systems, hardware, networks, regulations, or standards may seriously harm our user retention, growth, and engagement.
Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such mobile operating systems and application stores, primarily Google and Apple, each have approval authority over whether to feature our core products on their application stores and make available to consumers third-party products that compete with ours. Furthermore, there is no guarantee that any approval previously provided by such owner or operator will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these mobile operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the mobile operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes significant time to optimize new products and features to function with the variety of existing mobile operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.
Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control and which may be subject to future changes. In addition, the proposal or adoption of any laws, regulations, or initiatives that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products, including by impairing our ability to retain existing users or attract new users, make Snapchat a less attractive alternative to our competitors' applications, and increase our cost of doing business.
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
Google and Amazon provide distributed computing infrastructure platforms for business operations, commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google and AWS. Our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with Google Cloud or AWS, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation if the level of service decreases. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.
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
We also rely on trademark, copyright, patent, trade secret, and domain-name protection laws to protect our proprietary rights. In the United States and internationally, we have filed various applications to protect aspects of our intellectual property, and we currently hold a number of issued patents, trademarks, and copyrights in multiple jurisdictions. In the future, we may acquire additional patents or patent portfolios in the future, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, third parties may design around our proprietary rights or independently develop competing technology, and pending and future trademark, copyright, and patent applications may not be approved. Moreover, we cannot ensure that the claims of any granted patents will be sufficiently broad to protect our technology or platform and provide us with competitive advantages. Additionally, failure to comply with applicable procedural, documentary, fee payment, and other similar requirements could result in abandonment or lapse of the affected patent, trademark, or copyright application or registration.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of December 31, 2023, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
As a result of macroeconomic uncertainties, our partners and community who provide content or services to us may experience delays or interruptions in their ability to create content or provide services, if they are able to do so at all. Members of our community may also alter their usage of our products and services, particularly relative to prior periods when travel restrictions were in place. A decrease in the amount or quality of content available on Snapchat, or an interruption in the services provided to us, could lead to a decline in user engagement, which could seriously harm our business.
To the extent that macroeconomic uncertainties continue to impact our business, many of the other risks described in these risk factors may be exacerbated.
Exposure to geo-political conflicts and events could put our employees and partners at substantial risk, interrupt our operations, increase costs, create additional regulatory burdens, and have significant negative macroeconomic effects, any of which could seriously harm our business.
Significant geo-political conflicts and events have had, and will likely continue to have, a substantial effect on our business and operations. We have had, and will likely continue to have, team members and their families in impacted regions who face substantial personal risk, unprecedented disruption of their lives, and uncertainty as to the future. We have provided emergency assistance and support to these team members and their families, and we expect to continue this support in the future. In addition, we have offices, hardware, and other assets in impacted regions that may be at risk of destruction or theft. We have incurred, and will likely continue to incur, costs to support our team members and reorganize our operations to address these ongoing challenges. In addition, our management has spent significant time and attention on these and related events. The ongoing disruptions to our team members, our management, and our operations could seriously harm our business.
Generally, during times of war and other major conflicts, we, the third parties on which we rely, and our partners are vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt our business. We have experienced an increase in attempted cyberattacks on our products, systems, and networks, which we believe are related to the conflicts. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions with regards to any conflicts or support for team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with the ongoing conflict.
Geo-political conflicts and events are inherently unpredictable, evolve quickly, and may have negative long-term impacts. On a macroeconomic level, geo-political conflicts may disrupt trade, intensify problems in the global supply chain, and contribute to inflationary pressures. All of these factors may negatively impact the demand for advertising as companies face limited product availability, restricted sales opportunities, and condensed margins. Any pause or reduction in advertising spending in connection with geo-political conflicts or events could negatively impact our revenue and harm our business.
If we do not develop successful new products or improve existing ones, our business will suffer. We may also invest in new lines of business that could fail to attract or retain users or generate revenue.
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to increase the engagement of our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in January 2023, we made changes to our advertising platform, which we believe will lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. The short- and long-term impact of any major change, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. Although we believe that these decisions will benefit the aggregate user experience and improve our financial performance over the long term, we may experience disruptions or declines in our DAUs or user activity broadly or concentrated on certain portions of our application. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short term, long term, or both.

Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products, or to use our products repeatedly to receive the most benefit. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. We believe this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may also develop new products or initiatives that increase user engagement and costs without increasing revenue in the short or long term.
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020, we launched Spotlight, a new entertainment platform for user-generated content within Snapchat, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, and in 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
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
Many of our current and potential competitors have significantly greater resources and broader global recognition, and occupy stronger competitive positions in certain market segments, than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. In addition, ongoing changes to privacy and data protection laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business. Advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Alphabet, Apple, and Meta, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:
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
•our ability to monetize our products and services, including new products and services;
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
•actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•acquisitions or consolidation within our industry segment;
•our ability to attract, retain, and motivate talented team members, particularly engineers, designers, and sales personnel;
•our ability to successfully acquire and integrate companies and assets;
•the security, or perceived security, of our products and data protection measures compared to our competitors' products;
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2023, we had an accumulated deficit of $11.7 billion and for the year ended December 31, 2023, we had a net loss of $1.3 billion. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.
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
We began commercial operations in 2011, began meaningfully monetizing Snapchat in 2015, and we launched Snapchat+, a paid subscription product, in 2022. We have a continually evolving business model, which makes it difficult to effectively assess our future prospects. Accordingly, we believe that investors’ future perceptions and expectations, which can be idiosyncratic and vary widely, and which we do not control, will affect our stock price. For example, investors may believe our timing and path to increased monetization will be faster or more effective than our current plans or than actually takes place. You should consider our business and prospects in light of the many challenges we face, including the ones discussed in this report.

If the security of our information technology systems or data is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information to gain access to our sensitive information, including data or our users’ or advertisers’ data, such as through the use of deep fakes, which may be increasingly more difficult to identify as fake), malware, malicious code, hacking, credential stuffing, denial of service, and other threats, including attacks enhanced or facilitated by artificial intelligence. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
In particular, severe ransomware attacks are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these attacks, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, for certain employees we permit a hybrid work environment, which has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch coordinated attacks. Some of these attacks may be hard to detect at scale and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or to compromise employee account credentials or social engineer employees into granting further access to systems.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, artificial intelligence, encryption and authentication technology, employee email, content delivery, and other functions. We may also rely on third-party service providers to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be improperly accessed or disclosed, and we may experience adverse consequences. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Moreover, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third-party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and software, including that of third parties upon which we rely), and we work with security researchers through our bug bounty program to help us identify vulnerabilities. We may not, however, detect, become aware of, and remediate all such vulnerabilities including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we may experience delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security or privacy incident.
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
We have previously suffered the loss of sensitive information related to employee error, insider threats, and vendor breaches. Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly and the failure to comply with these legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
We regularly review and share metrics, including our DAUs and ARPU metrics, with our investors, advertisers, and partners to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodologies have not in all instances been validated by an independent third party. In addition, we may change the way we measure and report metrics from time to time in connection with changes to our products, making comparisons to prior periods more difficult. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally that may require significant judgment and are subject to technical errors. For example, there may be individuals attempt to create accounts for malicious purposes, including at scale, even though we forbid that in our Terms of Service and Community Guidelines. We implement measures in our user registration process and through other technical measures to prevent, detect, and suppress that behavior, although we have not determined the number of such accounts, or the effectiveness of such measures. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.
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
We cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass, offend, threaten, or annoy users and make our products less user friendly. Our actions to combat spam may also divert significant time and focus from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether, and result in continuing operational cost to us.
Similarly, terrorists, criminals, and other bad actors may use our products to promote their goals and encourage users to engage in terror and other illegal activities discussed in our Transparency Report. We expect that as more people use our products, these bad actors will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe are violating our Terms of Service and Community Guidelines, we expect these bad actors will continue to seek ways to act inappropriately and illegally on Snapchat. Maintaining a safe platform, including by combating these bad actors, requires us to incur costs, which may be significant. In addition, we may not be able to control or stop Snapchat from becoming the preferred application of use by these bad actors, which may seriously harm our reputation or lead to lawsuits or attention from regulators. If these activities continue on Snapchat, our reputation, user growth and user engagement, and operational cost structure could be seriously harmed.
Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, local and foreign laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content, the use of artificial intelligence, and other matters. Many of these obligations are subject to change and uncertain interpretation, and our actual or perceived failure to comply with such obligations could result in investigations, claims (including class actions), mass arbitration demands, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, or other adverse consequences, any of which could seriously harm our business.
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
Under certain of these laws, we could face temporary or definitive bans on data processing and other corrective actions, substantial monetary fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized to represent their interests. The transfer of personal data continues to be under increased regulatory attention and scrutiny, and certain jurisdictions in which we operate have significantly limited the lawful basis on which personal data can be transferred to other jurisdictions and increased the assessments required to do so. We have attempted to structure our operations in a manner designed to help us partially avoid some of these concerns; however, we still transfer some data using mechanisms that comply with applicable law. Some of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal data in the future. If there is no lawful manner for us to transfer personal data, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Regulators may seek to restrict our data processing activities if they believe we have violated cross-border data transfer limitations, which would seriously harm our business. Additionally, companies like us that transfer personal data between jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on certain online service providers, including us, who enable the sharing of user‑generated content, to identify, mitigate, and manage the risks of harm to users from illegal and harmful content, such as terrorism, child sexual exploitation and abuse, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by minors, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services, and our inability or failure to obtain consent for these practices where required could result in adverse consequences, including class-action litigation and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These laws also allow for statutory fines for noncompliance and, in some instances, provide for civil penalties for violations and a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation, and could seriously harm our business.

Additionally, several jurisdictions in which we operate have enacted statutes banning or restricting the collection of biometric information. Certain of these laws provide for substantial penalties and statutory damages and have generated significant class-action activity. Although we maintain the position that our technologies do not collect any biometric information, we have in the past, and may in the future, settle these disputes to avoid potentially costly litigation and have in certain instances made changes to our products in an abundance of caution.
We use artificial intelligence, or AI, in consumer-facing features of our products and services, including My AI. The development and use of AI presents various privacy and security risks that may impact our business. AI is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several countries in which we operate or have users have proposed or enacted, or are considering, laws governing AI, which we are or may be subject to. The legal landscape around intellectual property rights in AI, and the use, training, implementation, privacy, and safety of AI, is evolving, including ongoing litigation against our peers relating to the use of data protected by global intellectual property and privacy laws. These obligations may make it harder for us to use AI in our products or services, lead to regulatory fines or penalties, or require us to change our business practices, retrain our AI, or prevent or limit our use of AI. We are subject to ongoing investigations by the UK Information Commissioner’s Office, or ICO, and other regulatory agencies regarding the use and operation of My AI, and in October 2023 the ICO issued a preliminary enforcement notice regarding our data impact assessment of My AI. Given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI features and use, training, and implementation of AI could subject us to regulatory action, product restrictions, fines, litigation, and reputational harm, and require us to expend significant resources, all of which may seriously harm our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our reputation and user engagement may be harmed, and we may be required to change our business practices, retrain our AI, or limit our use of AI. Furthermore, certain proposed regulations related to AI could, if adopted, impose onerous obligations related to the use of AI-related systems and may require us to change our products or business practices to comply with such obligations.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, and may increase legal risk and compliance costs for us and our third-party partners. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient. These obligations may necessitate changes to our products and services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted us and some of our competitors, including by investigating data processing activities and in the past have issued large fines to our competitors. Such enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore may be at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions, whether against us or our competitors, could require us to fundamentally change our business model, and seriously harm our business.
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class-action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
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
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as labor shortages and disruptions, supply chain disruptions, banking instability, inflationary pressures, or geo-political conflicts;
•restructuring or other charges and unexpected costs or other operating expenses;
•the number of advertisements shown to users;
•the pricing of our advertisements and other products;
•the effectiveness, and our ability to demonstrate to advertisers the effectiveness, of our advertisements;
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
•new privacy, data protection, and security laws and other obligations and increased regulatory scrutiny on our or our competitors’ data processing activities and privacy and information security practices, including through enforcement actions potentially resulting in large penalties or other severe sanctions and increased restrictions on the data processing activities and personal data transfers critical to the operation of our current business model;
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
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, banking instability, geo-political conflicts, terrorism, or responses to these events.
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
Additionally, we may not succeed in further monetizing Snapchat. We currently primarily monetize Snapchat by displaying advertisements sold by us and our partners. As a result, our financial performance and ability to grow revenue could be seriously harmed if:
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
•partners and users do not create sufficient engaging content for users or partners do not renew their agreements with us;

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
In August 2022, we undertook a broad strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring, and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
Our costs may increase faster than our revenue, which could seriously harm our business or increase our losses.
Providing our products to our users is costly, and we expect our expenses, including those related to people, research and development, and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure or products that are not revenue generating, and as we grow our business. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth in our revenue. We will continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses to grow and expand our operations and to remain competitive. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

Our business depends on our ability to maintain and scale our technology infrastructure. Any significant disruption to our service could damage our reputation, result in a potential loss of users and decrease in user engagement, and seriously harm our business.
Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs which could significantly increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, or that improving our current technology infrastructure will require significant resources and delay or hinder the development of other products or services. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, geo-political conflicts, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. Wars or other armed conflicts could damage or diminish our access to our technology infrastructure or regional networks and disrupt our services, which could seriously harm our business and financial performance.
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
In addition, our use of open source software may present greater risks than use of other third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our e-commerce capabilities and other business operations depend on the successful and secure operation of open source software, any undetected or unremediated vulnerabilities, errors, or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our systems. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business.
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
Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state, and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose age-based restrictions on access to Snapchat, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Federal, state, or local governments in the United States may take, or attempt, similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political conflicts may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.

Our users may increasingly engage directly with our partners and advertisers instead of through Snapchat, which may negatively affect our revenue and seriously harm our business.
Using our products, some partners and advertisers not only can interact directly with our users but can also direct our users to content on third-party websites or downloads of third-party applications. In addition, our users may generate content by using Snapchat features, but then share, use, or post the content on a different platform. The more our users engage with third-party websites and applications, the less engagement we may get from them, which would adversely affect the revenue we could earn from them. Although we believe that Snapchat reaps significant long-term benefits from increased user engagement with content on Snapchat provided by our partners, these benefits may not offset the possible loss of advertising revenue, in which case our business could be seriously harmed.
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
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Unfavorable publicity regarding us, our privacy or security practices, product changes, product quality, illicit use of our product, litigation, employee matters, or regulatory activity, or regarding the actions of our founders, our partners, our users, or other companies in our industry, could seriously harm our reputation and brand. Negative publicity and scrutiny could also adversely affect the size, demographics, engagement, and loyalty of our user base, as well as parental perception of our industry or Snapchat in particular, and result in decreased revenue, fewer application installs (or increased application un-installs), or declining engagement or growth rates, including among teens who need parental approval for use of our products, any of which could seriously harm our business.
Expanding and operating in international markets requires significant resources and management attention. If we are not successful in expanding and operating our business in international markets, we may incur significant costs, damage our brand, or need to lay off team members in those markets, any of which may seriously harm our business.
We have expanded to new international markets and are growing our operations in existing international markets, which may have very different cultures and commercial, legal, and regulatory systems than where we predominantly operate. In connection with our international expansion and growth, we also hire new team members in many of these markets. This international expansion may:
•impede our ability to continuously monitor the performance of all of our team members;
•result in hiring of team members who may not yet fully understand our business, products, and culture; or
•cause us to expand in markets that may lack the culture and infrastructure needed to adopt our products.
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, in August 2022, we undertook a broad strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As a result of the strategic reprioritization, in the year ended December 31, 2022, we incurred pre-tax charges of $188.9 million, primarily consisting of severance and related charges, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
Additionally, because we have team members internationally, we are exposed to political, social, and economic instability in additional countries and regions.
Our products are highly technical and may contain undetected software vulnerabilities, bugs, or hardware errors, which could manifest in ways that could seriously harm our reputation and our business.
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. While we maintain an application security program designed to detect and remediate bugs and vulnerabilities in our products prior to their launch and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors, there is no guarantee that we will be able to discover and remediate vulnerabilities or threats to our products, including in a timely manner. We may be unable to detect bugs, vulnerabilities or threats because no testing can reveal all bugs and vulnerabilities in highly technical and complex products that are constantly evolving, cyber threat actors are developing sophisticated and often undisclosed exploit development tools and techniques, and vulnerabilities in open source and third-party software that may be included in our products are disclosed daily. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may malfunction in a way that results in physical harm to a user or others around the user. We offer a limited one-year warranty in the United States and a limited two-year warranty in Europe, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Moreover, certain jurisdictions in which we operate require manufacturers of connected devices to comply with legal and contractual obligations that govern the way data generated by such connected devices is shared and used. If we are unable to comply with these requirements in a timely manner, or if we face technical difficulties in the implementation of some requirements, we could become subject to investigations and enforcement actions, which could require additional financial and management resources.
We may face claims for product liability, tort, or breach of warranty, or experience product recalls. For example, in the first quarter of 2024, we voluntarily decided to recall our Pixy drone product and refund consumers after determining that, in a very small number of cases, the batteries overheated. The product had been discontinued in August 2022. Our product contracts with users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. In addition, our liability insurance coverage may prove inadequate or future coverage may be unavailable on acceptable terms or at all. The occurrence of any of these events could increase our costs, divert management attention, and seriously harm our reputation and our business.
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
Companies in the mobile, camera, communication, media, internet, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, trade secrets, and other intellectual property rights alleging that some of our products or content infringe their rights. An unfavorable outcome in any of these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop, acquire or license alternative, non-infringing technology, which could require significant time, effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business.
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
We are currently, and expect to be in the future, party to lawsuits contending that we should be legally responsible to content created by our users or harms experienced by our users. These lawsuits can be expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.
We rely on a variety of Constitutional, statutory, and common-law frameworks that provide that we are not legally responsible for content created by our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, the First Amendment, and the fair-use doctrine. However, these provisions, statutes, and doctrines are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
Notwithstanding these Constitutional, statutory, and common-law protections, we have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. In addition, other lawsuits allege that the design of our platform and those of our competitors is addictive and harmful to minor users’ mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. Unfavorable outcomes could seriously harm our business. These actions, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies or practices, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class-action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency, or ATT, framework would have on our business. In August 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between the company’s co-founders and the company, in which the co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty. In December 2023, we entered into an Amended Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, subject to approval by the court and the satisfaction of various conditions.
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
We plan to continue expanding our international operations, including in markets where we have limited operating experience and may be subject to increased business and economic risks that could seriously harm our business.
We plan to continue expanding our business operations abroad and to enter new international markets and expand our operations in existing international markets, where in some cases we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social, and economic instability, including war and other armed conflict, and significant political developments or disruptions in foreign jurisdictions, such as the ongoing legal and regulatory changes in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, rights of publicity, content, data protection, cybersecurity, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, and unexpected changes in laws, regulatory requirements, and enforcement;
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
•complying with a variety of foreign disclosure and reporting obligations, including those related to environmental, social, and corporate governance impacts and security breaches;
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
As part of our business strategy, we have made and intend to make acquisitions to add specialized team members and complementary companies, products, and technologies, as well as investments in public and private companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Our previous and future acquisitions and investments may not achieve our goals, and any future acquisitions or investments we complete could be viewed negatively by users, advertisers, partners, or investors. In addition, if we fail to successfully close transactions, integrate new teams, or integrate the products, technologies, and systems associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. For example, future or past business transactions could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition or investment transaction, including accounting charges. We may also incur unanticipated liabilities and litigation exposure that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2023, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
Our use of equity awards to compensate and motivate our employees causes dilution to existing stockholders. Efforts to manage this dilution are likely to reduce the amount of cash we have available for other purposes.
We use equity awards that vest over multiple years to compensate and motivate our employees. When our employee equity awards vest, we typically withhold taxes and remit them, along with any employee and employer social security contributions, to relevant taxing authorities on behalf of team members and, where applicable, their employers.
While the issuance of stock-based compensation to our employees does not deplete our cash balance, it is dilutive to existing stockholders. To help manage and mitigate this dilution, we can choose to use our existing cash to fund the withholding and remittance obligations on equity awards when they vest (instead of selling a portion of the vested equity award on behalf of our employees), or engage in stock repurchases. However, doing so would reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes and may increase stock price volatility. If we were to elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our revolving credit facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.
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

In addition, any errors or defects in any parts or technology incorporated into our products could result in product failures or recalls that could seriously harm our business. Further, any defect in manufacturing, design, or other could cause our products to fail or render them permanently inoperable. As a result of such product failures or recalls, we may have to replace or offer refunds for these products at our sole cost and expense, face litigation, including class-action lawsuits, or be subject to other liabilities. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products, or other liabilities, could seriously harm our business.
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
Our ability to make principal or interest payments on, or to refinance, the Convertible Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The Convertible Notes will mature beginning in May 2025, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Convertible Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including the Convertible Notes and

Credit Facility, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business.
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
We have historically incurred net losses and negative cash flow from operations, and we may not attain and sustain profitability in future periods. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business. In addition, our ability to draw on our Credit Facility relies on our lenders under that facility’s continued operation and ability to fund.

Risks Related to Taxes
Existing, new, and proposed tax laws and regulations that would affect the U.S. or foreign taxation of business activities, including the imposition of, or increase in, tax based on gross revenue, could seriously harm our business, or the financial markets and the market price of our Class A common stock.
Reforming the taxation of international businesses has been a priority for politicians at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act put into effect significant changes to U.S. taxation of international business activities, including lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, allowing certain capital expenditures to be expensed, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. It is possible that changes or interpretations under the Tax Cuts and Jobs Act, the IRA, or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, and others have proposed, in each case potentially on a temporary basis pending the implementation of the “two-pillar solution” described below, taxes based on gross receipts applicable to digital services regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. While it remains uncertain whether Pillar One will be adopted, based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if it is ultimately adopted and if our global revenue exceeds the Pillar One thresholds. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of the Pillar Two proposal from the start of 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay and we may be required to incur additional material costs and expenditures to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $6.7 billion and state net operating loss carryforwards of approximately $4.5 billion, as well as U.K. net operating loss carryforwards of approximately $4.5 billion. We also accumulated U.S. federal and state research tax credits of $816.6 million and $478.9 million, respectively, as of December 31, 2023. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized. Net operating losses arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation, but our use of such net operating losses in a tax year may not exceed 80% of such year’s taxable income. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for such tax year. In the United Kingdom, net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2023, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
Our capital structure may adversely impact our stock price.
Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. Some indexes have since determined that they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. The S&P Dow Jones, another provider of widely followed stock indexes, previously excluded companies with multiple share classes, but subsequently reversed course to remove that exclusion. As a result, our Class A common stock is not eligible for stock indexes with these or similar restrictions. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile
Because our Class A common stock is non-voting, we and our stockholders are exempt from certain provisions of U.S. securities laws. This may limit the information available to holders of our Class A common stock.
Because our Class A common stock is non-voting, significant holders of our common stock are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act. These provisions generally require periodic reporting of beneficial ownership by significant stockholders, including changes in that ownership. For example, we believe that Tencent Holdings Limited, together with its affiliates, may hold greater than 10% of our Class A common stock based in part on Tencent Holdings Limited’s public reporting. As a result of our capital structure, holders are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. Our directors and officers are required to file reports under Section 16 of the Exchange Act. Our significant stockholders, other than directors and officers, are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As such, stockholders will be unable to bring derivative claims for disgorgement of profits for trades by significant stockholders under Section 16(b) of the Exchange Act unless the significant stockholders are also directors or officers.
Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2023 that are customarily included in a proxy statement are instead included in our Annual Report. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we are not required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been and is likely to continue to be volatile. From January 1, 2022 to December 31, 2023, the trading price of our Class A common stock ranged from $7.33 to $47.71. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, inflationary pressures, banking instability, war or other armed conflict, terrorism, or responses to these events;
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
If our existing stockholders, including employees and service providers who obtain equity, sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As a result of our capital structure, holders who are not required to file reports under Section 16 of the Exchange Act are not obligated to disclose changes in ownership of our Class A common stock, so there can be no assurance that you, or we, will be notified of any such changes. All of our outstanding shares are eligible for sale in the public market, except shares held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act. Our employees, other service providers, and directors are subject to our quarterly trading window closures. In addition, we have reserved shares for issuance under our equity incentive plans. We may also issue shares of our Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, or otherwise. When these shares are issued and subsequently sold, it would be dilutive to existing stockholders and the trading price of our Class A common stock could decline.
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
The requirements of being a public company have and may continue to strain our resources, result in more litigation, and divert management’s attention.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Complying with these rules and regulations have caused and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results, and that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a public company we are required to publicly disclose additional details about our business and financial condition information, which may result in threatened or actual litigation, including by competitors, regulators, and other third parties. If those claims are successful, our business could be harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and harm our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Our engineering security team, led by our Chief Information Security Officer, or CISO, uses a multi-pronged approach to assessing, identifying, and managing material risks from cybersecurity threats. This approach includes identifying and assessing risks through: (1) an enterprise risk management program, which is periodically refreshed and includes an identification of our top risks, including cybersecurity risks; (2) formalized security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a vulnerability management program designed to identify hardware and software vulnerabilities; (4) an internal “red team” program, which simulates cyber threats, intended to allow us to fix vulnerabilities before threat actors identify them; (5) a threat intelligence program designed to model and research our adversaries; and (6) a privacy and security incident response program designed to investigate, respond to, and remediate known incidents. These processes vary in scope and maturity across the business and are processes we work to continually improve.
Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis, and have established an external bug bounty program to allow security researchers to help identify vulnerabilities and weaknesses in our controls and configurations in our systems. We also maintain a vendor risk management program designed to identify and mitigate potential risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, use of contractual cybersecurity and notification provisions, and ongoing monitoring of vendors, as appropriate.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms (including legal counsel), threat intelligence services, and cybersecurity consultants.
The material cybersecurity threats identified through these processes are managed by our CISO and, where appropriate, our risk and compliance committee, in consultation with management. Together, they identify responsive actions for inclusion in our annual strategic planning, or earlier resolution depending on the nature of the risk.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Governance
Our board of directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our CISO, via our audit committee, which is assigned oversight of cybersecurity risks. In addition, the chair of our audit committee meets with our CISO on a quarterly basis to discuss cybersecurity threats and incidents, as well as the business’s approach to responding to them. Our incident response plans also provide that our board of directors and audit committee are also notified in the event of a material cybersecurity incident.
Our CISO, Jim Higgins, has over 30 years of experience in the technology sector, including senior leadership roles in product security, information security engineering, and cloud enterprise. Mr. Higgins assisted the Linux Foundation in starting the Open Source Security Foundation to help increase awareness and promote technical solutions to address validation of Open Source software. Mr. Higgins has worked in information security at Chevron, Eastman Kodak, and Google, and, mostly recently, spent two years as the CISO of Block, Inc. (formerly Square).
Our CISO also regularly meets with our CEO and other members of our management team (or their designees), including our General Counsel, Chief Financial Officer, Chief Communications Officer, and Senior Vice President of Engineering, including as part of the cybersecurity incident response process.
Our CISO, and where necessary our management team and risk and compliance committee, are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, through our security incident response process. We maintain internal aliases, which employees may use to identify a cybersecurity or privacy threat or incident, for escalation, investigation, containment, and remediation. A report to the alias triggers our Security Incident Response Policy and associated plans, which has defined roles for our cross-functional incident response team. The incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to our management team by our CISO and General Counsel (or their designees) and escalations of certain cybersecurity incidents as appropriate to our board of directors. If a cybersecurity incident is determined to be a material cybersecurity incident, our Security Incident Response Policy and associated plans define the process to file a report regarding the incident with the SEC.
Item 2. Properties.
Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 718,000 square feet. As of December 31, 2023, our global facilities totaled an aggregate of approximately 1.8 million square feet of leased office space. We also maintain offices in multiple locations in North America and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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
On August 2, 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders, constituted a breach of fiduciary duty, and should have been put to a vote of the Class A stockholders. In June 2023, we entered into a Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, with prejudice, subject to approval by the court and the satisfaction of various conditions. The parties entered an amended Stipulation of Compromise and Settlement in December 2023. The settlement would, among other things, modify the conditions for the issuance of the stock dividend. While we continue to believe we have meritorious defenses to the lawsuit, we understand that litigation is inherently uncertain and have agreed to the settlement to resolve the disputes, avoid the costs and risks of further litigation, and avoid unwarranted distractions to our management.
On October 13, 2022, we were named as a defendant in a lawsuit in Los Angeles Superior Court alleging that we should be responsible for the deaths of young people who died from ingesting fatal doses of fentanyl after communicating on Snapchat with drug dealers concerning drug transactions. Other similar lawsuits were filed on behalf of other families, which were coordinated with the first-filed case and assigned to the same judge. On January 2, 2024, the judge granted in part and overruled in part our demurrer to the lawsuit, allowing several of the claims to proceed. We believe we have meritorious defenses to these lawsuits, and plan to continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
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
Holders of Record
As of December 31, 2023, there were 937 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock as of December 31, 2023 was $16.93 per share as reported on the NYSE. As of December 31, 2023, there were 74 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase activity for the three months ended December 31, 2023 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
October 1 - October 31, 2023	7,891	$9.46	7,891	$425,437
November 1 - November 30, 2023	10,532	$10.90	10,532	$310,790
December 1 - December 31, 2023	—	$—	—	$310,790
Total	18,423		18,423
(1)In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the fourth quarter of 2023, we repurchased 18.4 million shares of our Class A common stock for an aggregate of $189.4 million, including costs associated with the repurchases. As of December 31, 2023, the remaining availability under the stock repurchase authorization was $310.8 million.
(2)Average price paid per share includes costs associated with the repurchases.
Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.
The following graph shows a comparison, for the five years ended December 31, 2023, of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the NYSE Composite. The graph assumes that $100 was invested at the market close on December 31, 2018 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of historical items and year-to-year comparisons between 2022 and 2021 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 1, 2023.
Overview of Full Year 2023 Results
Our key user metrics and financial results for fiscal year 2023 are as follows:
User Metrics
•Daily Active Users, or DAUs, increased 10% year-over-year to 414 million in Q4 2023.
•Average revenue per user, or ARPU, was $3.29 in Q4 2023, compared to $3.47 in Q4 2022.
Financial Results
•Revenue was $4.6 billion in 2023, compared to $4.6 billion in 2022.
•Total costs and expenses were $6.0 billion in 2023, compared to $6.0 billion in 2022.
•Net loss was $1.3 billion in 2023, compared to $1.4 billion in 2022.
•Adjusted EBITDA was $161.6 million in 2023, compared to $377.6 million in 2022.
•Diluted net loss per share was $(0.82) in 2023, compared to $(0.89) in 2022.
•Cash provided by operating activities was $246.5 million in 2023, compared to $184.6 million in 2022.
•Free Cash Flow was $34.8 million in 2023, compared to $55.3 million in 2022.
•Cash, cash equivalents, and marketable securities were $3.5 billion as of December 31, 2023.
Business and Macroeconomic Conditions
In 2022, we realigned our priorities and we expect to continue to focus on our three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality. We believe that we can be successful in our current operating environment, with various macroeconomic factors impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. However, the impact of this strategic reprioritization is difficult to predict.
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
We compete with other companies in every aspect of our business. We must compete effectively for users and advertisers to grow our business and increase our revenue. These and other risks and uncertainties are further described in the sections titled “Competition” in Part I, Item 1. Business, and “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 414 million DAUs on average in the fourth quarter of 2023, an increase of 39 million, or 10%, from the fourth quarter of 2022.

Quarterly Average Daily Active Users (1) (in millions)
Global

0
50
100
150
200
250
300
350
400
319
332
347
363
375
383
397
406
414
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

YOY growth:	20%	18%	18%	19%	17%	15%	14%	12%	10%
(1)    Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
97
98
99
100
100
100
101
101
100
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

YOY growth:	6%	5%	4%	4%	3%	3%	2%	1%	—%	11%	10%	10%	11%	12%	10%	9%	7%	4%
(2)    North America includes Mexico, the Caribbean, and Central America.
(3)    Europe includes Russia and Turkey.

Rest of World

220
200
180
160
140
120
100
80
60
40
20
0
140
150
162
175
183
190
202
211
218
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

YOY growth:	41%	36%	35%	34%	31%	27%	25%	21%	19%
Monetization
In the year ended December 31, 2023, we recorded revenue of $4.6 billion compared to $4.6 billion for the year ended December 31, 2022. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.29 in the fourth quarter of 2023, compared to $3.47 in the fourth quarter of 2022. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$4.06
$3.20
$3.20
$3.11
$3.47
$2.58
$2.69
$2.93
$3.29
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$9.58
$7.77
$7.93
$8.13
$8.77
$6.37
$6.83
$7.82
$8.96
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

(1)    North America includes Mexico, the Caribbean, and Central America.
(2)    Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$1.12
$0.95
$0.96
$0.89
$1.10
$1.00
$0.98
$0.96
$1.03
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

Results of Operations
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the content partner. We also generate revenue from subscriptions and sales of hardware products, net of allowances for returns.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; payroll and other tax expense related to stock-based compensation; and certain other items impacting net income (loss) from time to time. We consider the exclusion of these items in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$4,606,115	$4,601,847	$4,117,048
Costs and expenses (1) (2):
Cost of revenue	2,114,117	1,815,342	1,750,246
Research and development	1,910,862	2,109,800	1,565,467
Sales and marketing	1,122,092	1,118,746	792,764
General and administrative	857,423	953,265	710,640
Total costs and expenses	6,004,494	5,997,153	4,819,117
Operating loss	(1,398,379)	(1,395,306)	(702,069)
Interest income	168,394	58,597	5,199
Interest expense	(22,024)	(21,459)	(17,676)
Other income (expense), net	(42,414)	(42,529)	240,175
Loss before income taxes	(1,294,423)	(1,400,697)	(474,371)
Income tax benefit (expense)	(28,062)	(28,956)	(13,584)
Net loss	$(1,322,485)	$(1,429,653)	$(487,955)
Adjusted EBITDA (3)	$161,577	$377,573	$616,686
(1)Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$9,555	$12,288	$17,221
Research and development	893,026	970,746	740,130
Sales and marketing	255,688	203,092	164,241
General and administrative	165,735	201,661	170,543
Total	$1,324,004	$1,387,787	$1,092,135
(2)Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$12,751	$24,235	$19,711
Research and development	106,278	98,041	62,159
Sales and marketing	26,161	67,169	21,772
General and administrative	23,251	12,728	15,499
Total	$168,441	$202,173	$119,141
(3)See “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	46	39	43
Research and development	41	46	38
Sales and marketing	24	24	19
General and administrative	19	21	17
Total costs and expenses	130	130	117
Operating loss	(30)	(30)	(17)
Interest income	4	1	—
Interest expense	(1)	—	—
Other income (expense), net	(1)	(1)	6
Loss before income taxes	(28)	(30)	(12)
Income tax benefit (expense)	(1)	(1)	—
Net loss	(29)%	(31)%	(12)%
Revenue

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Revenue	$4,606,115	$4,601,847	$4,117,048	$4,268	—%	$484,799	12%
2023 compared to 2022
Revenue for the year ended December 31, 2023 increased $4.3 million compared to the same period in 2022. In 2023, subscription revenue increased, partially offset by a reduction in advertiser spend and auction-based advertising demand.
Cost of Revenue

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Cost of Revenue	$2,114,117	$1,815,342	$1,750,246	$298,775	16%	$65,096	4%
2023 compared to 2022
Cost of revenue for the year ended December 31, 2023 increased $298.8 million compared to the same period in 2022. The increase was primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI, partially offset by lower content and advertising partner costs and $20.6 million relating to restructuring charges in the prior period.

Research and Development Expenses

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Research and Development Expenses	$1,910,862	$2,109,800	$1,565,467	$(198,938)	(9)%	$544,333	35%
2023 compared to 2022
Research and development expenses for the year ended December 31, 2023 decreased $198.9 million compared to the same period in 2022. The decrease was primarily driven by lower cash- and stock-based compensation expenses due to decreased headcount compared to the prior period and $78.9 million relating to restructuring charges in the prior period.
Sales and Marketing Expenses

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Sales and Marketing Expenses	$1,122,092	$1,118,746	$792,764	$3,346	—%	$325,982	41%
2023 compared to 2022
Sales and marketing expenses for the year ended December 31, 2023 increased $3.3 million compared to the same period in 2022. The increase was primarily driven by higher stock-based compensation expenses and increased marketing investments, partially offset by lower cash-based compensation expenses. The prior period included higher amortization expense from our revision of the useful lives of certain customer relationships and trademarks and $30.8 million relating to restructuring charges.
General and Administrative Expenses

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
General and Administrative Expenses	$857,423	$953,265	$710,640	$(95,842)	(10)%	$242,625	34%
2023 compared to 2022
General and administrative expenses for the year ended December 31, 2023 decreased $95.8 million compared to the same period in 2022. The decrease was primarily driven by lower personnel expenses, including cash- and stock-based compensation expenses compared to the prior period, and $58.7 million relating to restructuring charges in the prior period.

Interest Income

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
	(NM = Not Meaningful)
Interest Income	$168,394	$58,597	$5,199	$109,797	187%	$53,398	NM
2023 compared to 2022
Interest income for the year ended December 31, 2023 increased $109.8 million compared to the same period in 2022, primarily due to higher interest rates on U.S. government-backed securities, offset by a lower overall invested cash balance.
Interest Expense

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Interest Expense	$(22,024)	$(21,459)	$(17,676)	$(565)	3%	$(3,783)	21%
2023 compared to 2022
Interest expense for the year ended December 31, 2023 increased $0.6 million compared to the same period in 2022. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Other Income (Expense), Net	$(42,414)	$(42,529)	$240,175	$115	—%	$(282,704)	(118)%
2023 compared to 2022
Other expense, net for the year ended December 31, 2023 was $42.4 million, compared to other expense, net of $42.5 million for the same period in 2022. Other expense, net for the current year was primarily a result of $28.4 million in unrealized losses on strategic investments and $6.7 million in total losses on publicly traded securities classified as marketable securities. Other expense, net in the comparable period in 2022 was primarily a result of $101.3 million in total losses on publicly traded securities primarily classified as marketable securities, offset by $19.9 million in unrealized gains and $45.9 million in realized gains on strategic investments.

Income Tax Benefit (Expense)

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Income Tax Benefit (Expense)	$(28,062)	$(28,956)	$(13,584)	$894	3%	$(15,372)	(113)%
Effective Tax Rate	(2.2)%	(2.1)%	(2.9)%
2023 compared to 2022
Income tax expense was $28.1 million for the year ended December 31, 2023, compared to $29.0 million for the same period in 2022. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
For additional discussion, see Note 12 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Net Loss and Adjusted EBITDA

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%

	(dollars in thousands)
Net Loss	$(1,322,485)	$(1,429,653)	$(487,955)	$107,168	7%	$(941,698)	(193)%
Adjusted EBITDA	$161,577	$377,573	$616,686	$(215,996)	(57)%	$(239,113)	(39)%
2023 compared to 2022
Net loss for the year ended December 31, 2023 was $1,322.5 million, compared to $1,429.7 million for the same period in 2022. Adjusted EBITDA for the year ended December 31, 2023 was $161.6 million, compared to $377.6 million for the same period in 2022. The decrease in Adjusted EBITDA was attributable to increased cost of revenue and sales and marketing expenses, partially offset by decreased research and development and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $3.5 billion as of December 31, 2023, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the fourth quarter of 2023, we repurchased 18.4 million shares of our Class A common stock for an aggregate of $189.4 million, including costs associated with the repurchases. As of December 31, 2023, the remaining availability under the stock repurchase authorization was $310.8 million.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2023, we had $49.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.5 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2023 and as a result, the 2028 Notes will not be eligible for optional conversion during the first quarter of 2024.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2023 and as a result, the 2027 Notes will not be eligible for optional conversion during the first quarter of 2024.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025, of which $284.1 million remains outstanding as of December 31, 2023. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2023 and as a result, the 2025 Notes will not be eligible for optional conversion during the first quarter of 2024.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026, of which $838.5 million remains outstanding as of December 31, 2023. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2023 and as a result, the 2026 Notes will not be eligible for optional conversion during the first quarter of 2024.
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
As of December 31, 2023, approximately 3% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$246,521	$184,614	$292,880
Net cash provided by (used in) investing activities	570,954	(1,062,275)	90,227
Net cash provided by (used in) financing activities	(458,789)	306,714	1,065,073
Change in cash, cash equivalents, and restricted cash	$358,686	$(570,947)	$1,448,180
Free Cash Flow (1)	$34,794	$55,308	$223,005
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
2023 compared to 2022
Net cash provided by operating activities was $246.5 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $184.6 million for the year ended December 31, 2022, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $1.3 billion and depreciation and amortization expense of $168.4 million. Net cash provided by operating activities for the year ended December 31, 2023 was also driven by a $95.0 million increase in accounts payable and a $62.1 million increase in accrued expenses and other current liabilities, primarily due to the timing of payments, partially offset by a $98.1 million increase in accounts receivables due to the timing of collections and an increase in billings in the period.
Net Cash Provided by (Used in) Investing Activities
2023 compared to 2022
Net cash provided by investing activities was $571.0 million for the year ended December 31, 2023, compared to net cash used in investing activities of $1.1 billion for the year ended December 31, 2022. Our investing activities in the year ended December 31, 2023 consisted primarily of maturities of marketable securities of $2.4 billion and sales of marketable securities of $459.5 million, partially offset by purchases of marketable securities of $2.0 billion and purchases of property and equipment of $211.7 million. Our investing activities for the year ended December 31, 2022 consisted of purchases of marketable securities of $3.5 billion, partially offset by maturities of marketable securities of $2.5 billion.
Net Cash Provided by (Used in) Financing Activities
2023 compared to 2022
Net cash used in financing activities was $458.8 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $306.7 million for the year ended December 31, 2022. Our financing activities for the year ended December 31, 2023 consisted primarily of $189.4 million of repurchases of our Class A common stock and $270.4 million of deferred payments for acquisitions completed in prior periods. Our financing activities for the year ended December 31, 2022 consisted primarily of net proceeds of $1.5 billion from the issuance of the 2028 Notes, offset by the purchase of the 2028 Capped Call Transactions of $177.0 million and repurchases of our Class A common stock for an aggregate of $1.0 billion.
Free Cash Flow
2023 compared to 2022
Free Cash Flow was $34.8 million for the year ended December 31, 2023, compared to $55.3 million for the year ended December 31, 2022. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $211.7 million for the year ended December 31, 2023, compared to $129.3 million for the year ended December 31, 2022. See “Non-GAAP Financial Measures.”
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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss); excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; payroll and other tax expense related to stock-based compensation; and certain other items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.
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

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$246,521	$184,614	$292,880
Less:
Purchases of property and equipment	(211,727)	(129,306)	(69,875)
Free Cash Flow	$34,794	$55,308	$223,005
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(1,322,485)	$(1,429,653)	$(487,955)
Add (deduct):
Interest income	(168,394)	(58,597)	(5,199)
Interest expense	22,024	21,459	17,676
Other (income) expense, net	42,414	42,529	(240,175)
Income tax (benefit) expense	28,062	28,956	13,584
Depreciation and amortization	159,999	186,434	119,141
Stock-based compensation expense	1,319,783	1,353,283	1,092,135
Payroll and other tax expense related to stock-based compensation	39,324	44,213	107,479
Restructuring charges (1)	40,850	188,949	—
Adjusted EBITDA	$161,577	$377,573	$616,686
(1)Restructuring charges in 2023 relating to the wind down of our AR Enterprise business were composed primarily of cash severance, stock-based compensation expense, and charges related to the revision of the useful lives and disposal of certain acquired intangible assets. Additionally, we recognized an income tax benefit of $5.7 million relating to the wind down, which is included in the income tax (benefit) expense line item above. Restructuring charges in 2022 relating to the strategic reprioritization plan were composed primarily of severance and related charges of $97.1 million, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. These charges are not reflective of underlying trends in our business. See Note 18 to our consolidated financial statements included in the “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.
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

Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.0 billion in commitments, as of December 31, 2023, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either based on the number of advertising impressions delivered or on a fixed fee basis over a period of time. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is served. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.8 billion and $1.4 billion at December 31, 2023 and December 31, 2022, respectively. We had marketable securities totaling $1.8 billion and $2.5 billion at December 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of December 31, 2023. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of December 31, 2023. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $284.1 million remains outstanding as of December 31, 2023. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $838.5 million remains outstanding as of December 31, 2023. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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

Item 8. Financial Statements and Supplementary Data.
SNAP INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates substantially all of its revenues by offering various advertising products on Snapchat. The substantial majority of such advertising revenues is generated based upon contractual agreements with customers that are either based on the number of advertising impressions delivered or on a fixed fee basis for advertisements delivered over a period of time. Revenues related to agreements based on the number of advertising impressions delivered are recognized when the advertisements are served while fixed fee agreements are recognized ratably over the service period.
The Company’s advertising revenue recognition process utilizes proprietary systems for the initiation, processing, and recording of transactions which comprise a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of systems, data sources, and controls that required significant audit effort.

How We Addressed the Matter in Our Audit
With the support of our information technology professionals, we identified and tested the relevant systems used for the determination of initiation, processing, recording, and billing of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems and interfaces, and configuration of the relevant systems.
To test the Company’s recognition of advertising revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing systems by agreeing amounts recognized to contractual terms and conditions, and testing revenue recognized to accounts receivable and cash receipts. Additionally, we examined standard customer online terms and conditions to understand the distinct performance obligations and tested the timing of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Los Angeles, California
February 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 6, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 6, 2024

Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(1,322,485)	$(1,429,653)	$(487,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	168,441	202,173	119,141
Stock-based compensation	1,324,004	1,387,787	1,092,135
Amortization of debt issuance costs	7,361	6,865	4,311
Losses (gains) on debt and equity securities, net	33,027	36,838	(289,052)
Induced conversion expense related to convertible notes	—	—	41,538
Other	(26,958)	15,596	8,643
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(98,127)	(119,780)	(332,967)
Prepaid expenses and other current assets	(9,920)	(40,917)	(26,607)
Operating lease right-of-use assets	70,674	71,441	47,258
Other assets	2,238	(504)	(10,916)
Accounts payable	94,988	46,492	53,579
Accrued expenses and other current liabilities	62,130	71,706	117,092
Operating lease liabilities	(68,007)	(68,886)	(49,294)
Other liabilities	9,155	5,456	5,974
Net cash provided by (used in) operating activities	246,521	184,614	292,880
Cash flows from investing activities
Purchases of property and equipment	(211,727)	(129,306)	(69,875)
Purchases of strategic investments	(7,770)	(26,346)	(41,160)
Sales of strategic investments	7,559	63,276	36,777
Cash paid for acquisitions, net of cash acquired	(50,254)	(67,067)	(310,915)
Purchases of marketable securities	(2,048,273)	(3,485,638)	(2,438,983)
Sales of marketable securities	459,481	75,716	379,555
Maturities of marketable securities	2,424,717	2,525,215	2,536,725
Other	(2,779)	(18,125)	(1,897)
Net cash provided by (used in) investing activities	570,954	(1,062,275)	90,227
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	1,483,500	1,137,227
Purchase of capped calls	—	(177,000)	(86,825)
Proceeds from the exercise of stock options	1,038	4,272	14,671
Payments of debt issuance costs	—	(3,006)	—
Repurchases of Class A non-voting common stock	(189,394)	(1,001,052)	—
Deferred payments for acquisitions	(270,433)	—	—
Net cash provided by (used in) financing activities	(458,789)	306,714	1,065,073
Change in cash, cash equivalents, and restricted cash	358,686	(570,947)	1,448,180
Cash, cash equivalents, and restricted cash, beginning of period	1,423,776	1,994,723	546,543
Cash, cash equivalents, and restricted cash, end of period	$1,782,462	$1,423,776	$1,994,723
Supplemental disclosures
Cash paid for income taxes, net	$30,924	$12,087	$25,333
Cash paid for interest	$10,244	$8,873	$10,887
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$4,606,115	$4,601,847	$4,117,048
Costs and expenses:
Cost of revenue	2,114,117	1,815,342	1,750,246
Research and development	1,910,862	2,109,800	1,565,467
Sales and marketing	1,122,092	1,118,746	792,764
General and administrative	857,423	953,265	710,640
Total costs and expenses	6,004,494	5,997,153	4,819,117
Operating loss	(1,398,379)	(1,395,306)	(702,069)
Interest income	168,394	58,597	5,199
Interest expense	(22,024)	(21,459)	(17,676)
Other income (expense), net	(42,414)	(42,529)	240,175
Loss before income taxes	(1,294,423)	(1,400,697)	(474,371)
Income tax benefit (expense)	(28,062)	(28,956)	(13,584)
Net loss	$(1,322,485)	$(1,429,653)	$(487,955)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.82)	$(0.89)	$(0.31)
Diluted	$(0.82)	$(0.89)	$(0.31)
Weighted average shares used in computation of net loss per share:
Basic	1,612,504	1,608,304	1,558,997
Diluted	1,612,504	1,608,304	1,558,997
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(1,322,485)	$(1,429,653)	$(487,955)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	8,269	(9,307)	(1,735)
Foreign currency translation	12,836	(10,188)	(14,107)
Total other comprehensive income (loss), net of tax	21,105	(19,495)	(15,842)
Total comprehensive loss	$(1,301,380)	$(1,449,148)	$(503,797)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,780,400	$1,423,121
Marketable securities	1,763,680	2,516,003
Accounts receivable, net of allowance	1,278,176	1,183,092
Prepaid expenses and other current assets	153,587	134,431
Total current assets	4,975,843	5,256,647
Property and equipment, net	410,326	271,777
Operating lease right-of-use assets	516,862	370,952
Intangible assets, net	146,303	204,480
Goodwill	1,691,827	1,646,120
Other assets	226,597	279,562
Total assets	$7,967,758	$8,029,538
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$278,961	$181,774
Operating lease liabilities	49,321	46,485
Accrued expenses and other current liabilities	805,836	987,340
Total current liabilities	1,134,118	1,215,599
Convertible senior notes, net	3,749,400	3,742,520
Operating lease liabilities, noncurrent	546,279	386,271
Other liabilities	123,849	104,450
Total liabilities	5,553,646	5,448,840
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,440,541 shares issued, 1,391,341 shares outstanding at December 31, 2023, and 3,000,000 shares authorized, 1,371,242 shares issued, 1,319,930 shares outstanding at December 31, 2022.	14	13
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,528 shares issued and outstanding at December 31, 2023, and 700,000 shares authorized, 22,529 shares issued and outstanding at December 31, 2022.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2023 and December 31, 2022.	2	2
Treasury stock, at cost. 49,200 and 51,312 shares of Class A non-voting common stock at December 31, 2023 and December 31, 2022, respectively.	(479,903)	(500,514)
Additional paid-in capital	14,613,404	13,309,828
Accumulated deficit	(11,726,536)	(10,214,657)
Accumulated other comprehensive income (loss)	7,131	(13,974)
Total stockholders’ equity	2,414,112	2,580,698
Total liabilities and stockholders’ equity	$7,967,758	$8,029,538
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,319,930	$13	1,364,887	$14	1,248,010	$12
Shares issued in connection with exercise of stock options under stock-based compensation plans	599	—	334	—	1,174	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	1,277	—	6,732	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	86,557	1	58,342	—	55,466	1
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	—	—	52,410	1
Conversion of Class B voting common stock to Class A non-voting common stock	566	—	298	—	1,095	—
Repurchases of Class A non-voting common stock	(18,423)	—	(105,208)	(1)	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	2,112	—	—	—	—	—
Balance, end of period	1,391,341	14	1,319,930	13	1,364,887	14
Class B voting common stock
Balance, beginning of period	22,529	—	22,769	—	23,696	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	565	—	58	—	168	—
Conversion of Class B voting common stock to Class A non-voting common stock	(566)	—	(298)	—	(1,095)	—
Balance, end of period	22,528	—	22,529	—	22,769	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—	—	—
Balance, end of period	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	51,312	(500,514)	—	—	—	—
Repurchases of Class A non-voting common stock	18,423	(189,394)	105,208	(1,001,052)	—	—
Retirement of Class A non-voting common stock	(18,423)	189,394	(53,896)	500,538	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(2,112)	20,611	—	—	—	—
Balance, end of period	49,200	(479,903)	51,312	(500,514)	—	—
Additional paid-in capital
Balance, beginning of period	—	13,309,828	—	12,069,097	—	10,200,141
Stock-based compensation expense	—	1,323,149	—	1,369,407	—	1,088,506
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	1,038	—	4,285	—	14,680
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	(664,021)
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	44,039	—	341,425
Issuance of Class A non-voting common stock for the induced conversion related to convertible senior notes	—	—	—	—	—	1,175,191
Purchase of capped calls	—	—	—	(177,000)	—	(86,825)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(20,611)	—	—	—	—
Balance, end of period	—	14,613,404	—	13,309,828	—	12,069,097
Accumulated deficit
Balance, beginning of period	—	(10,214,657)	—	(8,284,466)	—	(7,891,542)
Cumulative-effect adjustment from accounting changes	—	—	—	—	—	95,031
Net loss	—	(1,322,485)	—	(1,429,653)	—	(487,955)
Retirement of Class A non-voting common stock	—	(189,394)	—	(500,538)	—	—
Balance, end of period	—	(11,726,536)	—	(10,214,657)	—	(8,284,466)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	(13,974)	—	5,521	—	21,363
Other comprehensive income (loss), net of tax	—	21,105	—	(19,495)	—	(15,842)
Balance, end of period	—	7,131	—	(13,974)	—	5,521
Total stockholders’ equity	1,694,696	$2,414,112	1,625,398	$2,580,698	1,619,283	$3,790,168
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

Cost of Revenue
Cost of revenue includes payments for content, developer, and advertiser partner costs. Under some of these arrangements, we pay a portion of the fees we receive from the advertisers for Snap Ads that are displayed within partner content on Snapchat. Partner arrangement costs were $675.0 million, $681.9 million, and $679.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
In addition, cost of revenue consists of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth costs. Cost of revenue also includes third-party selling costs, personnel-related costs, facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
Advertising
Advertising costs are expensed as incurred and were $24.9 million, $42.7 million, and $62.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Future Stock Split to be Effected in the Form of a Stock Dividend
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. The Future Stock Split will not be declared and paid until the first business day following the date on which the average of the volume weighted average price (the “VWAP”) per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
In June 2023, in connection with a proposed settlement of a class-action lawsuit, and as amended in December 2023, we agreed to modify the conditions for the Future Stock Split, subject to various conditions, including judicial approval of the settlement. If approved, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the VWAP per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. The original ten year time period to trigger the Future Stock Split would remain unchanged.
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

RSUs and RSAs vest on the satisfaction of a service-based condition. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three or four years. For these awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period.
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
Restricted Cash
We are required to maintain restricted cash deposits to back letters of credit for certain property leases. These funds are restricted and have been classified in other assets on our consolidated balance sheets due to the nature of restriction. At December 31, 2023 and 2022, restricted cash balances were immaterial.

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
Strategic Investments
We hold strategic investments primarily in privately held companies, consisting primarily of equity securities without readily determinable fair values, and to a lesser extent, debt securities. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. Any adjustments to carrying value of these investments are recorded in other income (expense), net in our consolidated statements of operations. Strategic investments are included within other assets in our consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. At December 31, 2023 and 2022, the allowance for doubtful accounts was immaterial.
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
Leases
We have non-cancelable lease agreements for primarily offices that are recorded as operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheets. We account for lease and non-lease components as a single lease component and do not record leases with an initial term of twelve months or less in our consolidated balance sheets. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain agreements have free rent periods or escalating rent payment provisions. Rent expense is recognized on a straight-line basis over the lease term.
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
Segments
Our CEO is our chief operating decision maker (“CODM”). We have determined that we have a single operating segment. Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region.
Business Combinations
We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in our consolidated statements of operations.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.

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
The substantial majority of advertising revenue is generated from the display of advertisements on Snapchat through contractual agreements that are either based on the number of advertising impressions delivered or on a fixed fee basis over a period of time. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is served. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.
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
We also generate revenue from subscriptions and sales of hardware products. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
North America (1) (2)	$2,952,301	$3,205,554	$2,871,369
Europe (3)	772,078	712,764	660,473
Rest of world	881,736	683,529	585,206
Total revenue	$4,606,115	$4,601,847	$4,117,048

(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $2.9 billion, $3.1 billion, and $2.8 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023			2022			2021

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(1,114,039)	$(18,479)	$(189,967)	$(1,203,614)	$(20,141)	$(205,898)	$(408,118)	$(7,339)	$(72,498)
Net loss attributable to common stockholders	$(1,114,039)	$(18,479)	$(189,967)	$(1,203,614)	$(20,141)	$(205,898)	$(408,118)	$(7,339)	$(72,498)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,358,345	22,532	231,627	1,354,019	22,658	231,627	1,303,921	23,449	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,358,345	22,532	231,627	1,354,019	22,658	231,627	1,303,921	23,449	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.82)	$(0.82)	$(0.82)	$(0.89)	$(0.89)	$(0.89)	$(0.31)	$(0.31)	$(0.31)
Diluted	$(0.82)	$(0.82)	$(0.82)	$(0.89)	$(0.89)	$(0.89)	$(0.31)	$(0.31)	$(0.31)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Stock options	1,697	3,159	4,304
Unvested RSUs and RSAs	157,130	132,392	86,180
Convertible Notes (if-converted)	89,379	89,379	62,755

4. Stockholders’ Equity
Common Stock
As of December 31, 2023, we are authorized to issue 3,000,000,000 shares of Class A non-voting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2023, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.
As of December 31, 2023, there were 1,440,540,591 shares issued and 1,391,341,262 shares outstanding of Class A common stock, and 22,528,406 shares and 231,626,943 shares issued and outstanding of Class B common stock and Class C common stock, respectively.
Stock-based Compensation Plans
We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (“2017 Plan”), the 2014 Equity Incentive Plan (“2014 Plan”), and the 2012 Equity Incentive Plan (“2012 Plan,” and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017 our stockholders approved the 2017 Plan, effective on March 1, 2017, which serves as the successor to the 2014 Plan and 2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. We do not expect to grant any additional awards under the 2014 Plan or 2012 Plan as of the effective date of the 2017 Plan, other than awards for up to 2,500,000 shares of Class A common stock to our employees and consultants in France under the 2014 Plan. Outstanding awards under the 2014 Plan and 2012 Plan continue to be subject to the terms and conditions of the 2014 Plan and 2012 Plan, respectively. Shares available for grant under the 2014 Plan and 2012 Plan, which were reserved but not issued or subject to outstanding awards under the 2014 Plan or 2012 Plan, respectively, as of the effective date of the 2017 Plan, were added to the reserves of the 2017 Plan.
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity during the year ended December 31, 2023:

	Class A Number of Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested at December 31, 2022	132,392	$18.28
Granted	148,701	$10.41
Vested	(91,641)	$15.71
Forfeited	(32,322)	$15.90
Unvested at December 31, 2023	157,130	$12.82
The total fair value of RSUs and RSAs vested for the years ended December 31, 2023, 2022, and 2021 was $1.0 billion, $1.2 billion, and $3.6 billion, respectively.
Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.7 billion as of December 31, 2023 and is expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans during the year ended December 31, 2023:

	Class A Number of Shares	Class B Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share data)
Outstanding at December 31, 2022	2,589	570	$9.68	4.05	$9,669
Granted	—	—	$—
Exercised	(599)	(565)	$0.89
Forfeited	(298)	—	$14.27
Outstanding at December 31, 2023	1,692	5	$14.90	4.41	$5,225
Exercisable at December 31, 2023	1,692	5	$14.90	4.41	$5,225
Vested and expected to vest at December 31, 2023	1,692	5	$14.90	4.41	$5,225
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2023 and December 31, 2022, respectively.
The weighted-average fair value of stock options granted during the year ended December 31, 2022 and 2021 was $8.41 and $36.17 per share. The expense is estimated based on the option’s fair value as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material for the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, there was no unrecognized compensation cost related to stock options granted under the Stock Plans.
The total grant date fair value of stock options that vested for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $3.2 million, and $7.7 million, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $12.3 million, $5.9 million, and $69.4 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$9,555	$12,288	$17,221
Research and development	893,026	970,746	740,130
Sales and marketing	255,688	203,092	164,241
General and administrative	165,735	201,661	170,543
Total	$1,324,004	$1,387,787	$1,092,135
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the fourth quarter of 2023, we repurchased 18.4 million shares of our Class A common stock for an aggregate of $189.4 million, including costs associated with the repurchases. As of December 31, 2023, the remaining availability under the stock repurchase authorization was $310.8 million.
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
5. Business Acquisitions
2023 Acquisitions
In 2023, aggregate purchase consideration for business acquisitions was $73.1 million, which primarily consisted of $56.3 million in cash and $12.6 million recorded in other liabilities in our consolidated balance sheet. Of the aggregate purchase consideration, $42.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.
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
Additional Information on 2023, 2022, and 2021 Acquisitions
The operating results of the above acquisitions were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2021	$1,588,452
Goodwill acquired	69,291
Foreign currency translation	(11,623)
Balance as of December 31, 2022	$1,646,120
Goodwill acquired	42,780
Foreign currency translation	2,927
Balance as of December 31, 2023	$1,691,827

Intangible assets consisted of the following:

	December 31, 2023
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	3.0	$745	$(546)	$199
Technology	2.8	323,313	(197,608)	125,705
Patents	8.8	39,373	(19,099)	20,274
Other	—	6,000	(5,875)	125
		$369,431	$(223,128)	$146,303

	December 31, 2022
	Weighted- Average Remaining Useful Life - Years	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	4.0	$954	$(690)	$264
Trademarks	1.2	800	(478)	322
Technology	3.1	340,375	(178,427)	161,948
Customer relationships	5.7	21,000	(6,641)	14,359
Patents	9.1	39,373	(14,912)	24,461
Other	1.0	6,000	(2,874)	3,126
		$408,502	$(204,022)	$204,480
Amortization of intangible assets for the years ended December 31, 2023, 2022, and 2021 was $81.1 million, $132.3 million, and $63.2 million, respectively. In 2023, we recognized $19.9 million in charges related to the revision of the useful lives and disposal of certain acquired intangible assets. In 2022, we revised the useful lives of certain customer relationships, trademarks, domain names, and technology, which resulted in a $49.3 million increase to amortization expense for the year ended December 31, 2022.
As of December 31, 2023, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024	$58,532
2025	42,513
2026	20,776
2027	12,104
2028	4,323
Thereafter	8,055
Total	$146,303

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
The Convertible Notes consisted of the following:

	As of December 31,
	2023			2022
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$284,105	$(871)	$283,234	$284,105	$(1,521)	$282,584
2026 Notes	838,482	(3,402)	835,080	838,482	(4,698)	833,784
2027 Notes	1,150,000	(7,114)	1,142,886	1,150,000	(9,239)	1,140,761
2028 Notes	1,500,000	(11,800)	1,488,200	1,500,000	(14,609)	1,485,391
Total	$3,772,587	$(23,187)	$3,749,400	$3,772,587	$(30,067)	$3,742,520
As of December 31, 2023, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 1.3 years, 2.6 years, 3.3 years and 4.2 years, respectively.
Interest expense related to the amortization of debt issuance costs was $6.9 million, $6.5 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Contractual interest expense was $8.9 million, $8.7 million, and $8.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of December 31, 2023 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the first quarter of 2024. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2023, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (“Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2023, we had $49.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.0 billion in commitments as of December 31, 2023, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers and directors, were named as defendants in a securities class-action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit and continue to defend the lawsuit vigorously. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2023. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at December 31, 2023.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2023 and 2042. Total operating lease costs were $101.0 million, $109.5 million, and $69.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term	10.0	6.8
Weighted-average discount rate	6.1%	5.0%
The maturities of our operating lease liabilities as of December 31, 2023, were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2024	$86,440
2025	72,225
2026	84,100
2027	75,521
2028	72,890
Thereafter	432,152
Total lease payments	$823,328
Less: Imputed interest	(227,728)
Present value of lease liabilities	$595,600
As of December 31, 2023, we had additional operating leases that have not yet commenced for facilities with lease obligations of $70.7 million. These operating leases will commence starting in 2024 with lease terms of approximately 7 years to 11 years.

Cash payments included in the measurement of our operating lease liabilities were $97.7 million, $94.9 million, and $73.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $220.2 million, $147.4 million, and $99.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
10. Strategic Investments
We hold strategic investments primarily in privately held companies, which consist of equity securities, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.
The following table summarizes our strategic investments as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022

	(in thousands)
Initial cost	$106,368	$125,564
Cumulative upward adjustments	147,317	157,186
Cumulative downward adjustments, including impairments	(58,357)	(30,411)
Carrying value	$195,328	$252,339
Gains and losses recognized during the periods presented were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$45,935	$27,820
Unrealized gains on strategic investments still held at the reporting date	1,368	19,946	145,010
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(28,423)	(1,421)	(2,854)
Gains (losses) on strategic investments, net	$(27,055)	$64,460	$169,976
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

The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of December 31, 2023 and 2022:

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

	(in thousands)
Cash	$1,780,402	$—	$—	$1,780,402
Level 1 securities:
U.S. government securities	1,295,918	894	(3,919)	1,292,893
U.S. government agency securities	138,420	31	(188)	138,263
Level 2 securities:
Corporate debt securities	234,336	577	(99)	234,814
Commercial paper	65,380	—	—	65,380
Certificates of deposit	18,725	—	—	18,725
Total	$3,533,181	$1,502	$(4,206)	$3,530,477

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

	(in thousands)
Cash	$1,325,946	$—	$—	$1,325,946
Level 1 securities:
U.S. government securities	1,630,224	109	(9,484)	1,620,849
U.S. government agency securities	175,269	19	(188)	175,100
Level 2 securities:
Corporate debt securities	309,942	32	(1,462)	308,512
Commercial paper	290,589	—	—	290,589
Certificates of deposit	157,965	—	(1)	157,964
Total	$3,889,935	$160	$(11,135)	$3,878,960
Gross unrealized losses on marketable debt securities were not material for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of December 31, 2023, $760.2 million of our total $1.8 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $13.6 million and $91.5 million as of December 31, 2023 and 2022, respectively, primarily recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value.

Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$11,046	$(22,095)	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(17,731)	(79,214)	122,064
Gains (losses) on publicly traded equity securities, net	$(6,685)	$(101,309)	$122,064
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of December 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $300.9 million, $893.2 million, $921.5 million, and $1,181.7 million, respectively. As of December 31, 2022, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $257.0 million, $711.9 million, $796.2 million, and $1.0 billion, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Domestic (1)	$(285,330)	$(538,311)	$364,989
Foreign (1)	(1,009,093)	(862,386)	(839,360)
Loss before income taxes	$(1,294,423)	$(1,400,697)	$(474,371)
(1)Includes the impact of intercompany charges to foreign affiliates for financing, management fees, and research and development cost sharing, inclusive of stock-based compensation.
The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$—	$—	$—
State	8,585	10,704	919
Foreign	26,727	22,404	22,078
Total current income tax expense (benefit)	35,312	33,108	22,997
Deferred:
Federal	1,267	1,212	(6,295)
State	1,061	837	(445)
Foreign	(9,578)	(6,201)	(2,673)
Total deferred income tax expense (benefit)	(7,250)	(4,152)	(9,413)
Income tax expense (benefit)	$28,062	$28,956	$13,584

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	21.0%
State tax benefit (expense), net of federal benefit (1)	2.2	2.9	31.5
Change in valuation allowance	(31.5)	(32.0)	(246.3)
Differences between U.S. and foreign tax rates on foreign income	3.3	2.5	3.9
Stock-based compensation	(7.0)	(0.1)	119.3
U.S. federal research & development credit benefit	8.6	5.0	36.7
U.K. corporate rate increase	—	—	39.8
Acquisitions and divestitures	1.8	(0.7)	(8.0)
Other benefits (expenses)	(0.6)	(0.7)	(0.8)
Total income tax benefit (expense)	(2.2)%	(2.1)%	(2.9)%
(1)    Inclusive of state research and development credits.
The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Accruals and reserves	$22,475	$37,731
Intangible assets	168,661	177,762
IRC 174 capitalized R&D	449,253	265,485
Stock-based compensation	70,563	102,364
Loss carryforwards	2,774,231	2,651,812
Tax credit carryforwards	969,368	824,220
Lease liability	126,637	98,668
Other	51,764	20,154
Total deferred tax assets	4,632,952	4,178,196
Deferred tax liabilities:
Right-of-use asset	(111,777)	(75,212)
Investments	(20,183)	(30,962)
Other	(28,416)	(17,309)
Total deferred tax liabilities	(160,376)	(123,483)
Total net deferred tax assets before valuation allowance	4,472,576	4,054,713
Valuation allowance	(4,471,571)	(4,060,943)
Net deferred taxes	$1,005	$(6,230)
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including the United Kingdom, are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal by the start of 2024. On February 1, 2023, the FASB indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. While we are still closely monitoring developments and evaluating the potential impact on future periods, we do not expect

Pillar Two to have a significant impact on our financial results, particularly due to safe harbor relief during the transition period.
Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to currently deduct research and development expenditures in the period incurred and required taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code. Although this tax law change did not result in any U.S. federal tax liability through December 31, 2023 due to the use of existing U.S. federal net operating loss carryforwards, it did result in incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards.
On June 10, 2021, the U.K. Finance Act 2021 was enacted, increasing the U.K. tax rate from 19% to 25% effective April 1, 2023. This change in tax rate resulted in a $188.9 million increase to our U.K. net deferred tax assets, which was fully offset by an increase in our valuation allowance, for the period ending December 31, 2021.
As of December 31, 2023, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
As of December 31, 2023, we had accumulated U.S. federal and state net operating loss carryforwards of $6.7 billion and $4.5 billion, respectively. Of the $6.7 billion of federal net operating loss carryforwards, $0.5 billion was generated before January 1, 2018 and is subject to a 20-year carryforward period. The remaining $6.2 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. The pre-2018 federal and certain significant state net operating loss carryforwards will begin to expire in 2037 and 2031, respectively. As of December 31, 2023, we had $4.5 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2023, we had accumulated U.S. federal and state research tax credits of $816.6 million and $478.9 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.
We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $4.5 billion and $4.1 billion as of December 31, 2023 and 2022, respectively. In 2023, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Beginning balance of unrecognized tax benefits	$510,669	$469,573	$344,971
Additions for current year tax positions	46,188	47,366	119,938
Additions for prior year tax positions	10,171	115	180
Reductions for prior year tax positions	(16,736)	(3,569)	(996)
Changes due to lapse of statute of limitations	(31,786)	(1,887)	(2,077)
Reductions for settlements with taxing authorities	(4,927)	—	—
Changes due to foreign currency translation adjustments	(175)	(929)	(357)
U.K. corporate rate increase	—	—	7,914
Ending balance of unrecognized tax benefits (excluding interest and penalties)	513,404	510,669	469,573
Interest and penalties associated with unrecognized tax benefits	967	385	124
Ending balance of unrecognized tax benefits (including interest and penalties)	$514,371	$511,054	$469,697

Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $27.3 million and $21.7 million included in other liabilities on our consolidated balance sheet as of December 31, 2023 and 2022, respectively, which, if recognized, would result in a tax benefit.
Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. During the year ended December 31, 2023, interest expense recorded related to uncertain tax positions was not material.
The income taxes we pay are subject to potential review by taxing jurisdictions globally. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that our estimate has adequately provided for these matters. However, our future results may include adjustments to estimates in the period the audits are resolved, which may impact our effective tax rate.
The material tax jurisdictions in which we are subject to potential examination include the United States for tax years ending on or after 2012, and the United Kingdom for tax years ending on or after 2020. We are currently under examination by the U.K. tax authorities for tax years 2020 and 2021, and also in various other jurisdictions covering multiple tax years.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance at December 31, 2022	$(11,129)	$(2,845)	$(13,974)
OCI before reclassifications	8,643	12,836	21,479
Amounts reclassified from AOCI (1)	(374)	—	(374)
Net current period OCI	8,269	12,836	21,105
Balance at December 31, 2023	$(2,860)	$9,991	$7,131
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.

14. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of December 31,
	2023	2022

	(in thousands)
Computer hardware and software	$67,989	$62,945
Buildings	21,486	21,486
Leasehold improvements	332,721	225,647
Furniture and equipment	162,476	100,025
Construction in progress	90,038	80,267
Total	674,710	490,370
Less: accumulated depreciation and amortization	(264,384)	(218,593)
Property and equipment, net	$410,326	$271,777
Depreciation and amortization expense on property and equipment was $87.3 million, $69.9 million, and $55.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Noncash property and equipment additions in accounts payable, accrued expenses and other current liabilities were $44.5 million, $28.0 million, and $14.2 million as of December 31, 2023, 2022, and 2021, respectively.
The following table lists property and equipment, net by geographic area:

	As of December 31,
	2023	2022

	(in thousands)
United States	$247,106	$214,857
United Kingdom	122,013	36,774
Rest of world (1)	41,207	20,146
Total property and equipment, net	$410,326	$271,777
(1)No individual country exceeded 10% of our total property and equipment, net for any period presented.
15. Balance Sheet Components
Accrued expenses and other current liabilities at December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022

	(in thousands)
Accrued infrastructure costs	$281,682	$169,886
Partner revenue share liabilities	99,877	83,395
Accrued compensation and related expenses	95,600	206,441
Deferred revenue (1)	93,706	50,782
Other operating costs	75,905	75,376
Acquisition liabilities	7,359	293,332
Other	151,707	108,128
Total accrued expenses and other current liabilities	$805,836	$987,340
(1)We expect a substantial majority of our deferred revenue to be realized in less than one year.

16. Employee Benefit Plans
We have a defined contribution 401(k) plan (the “401(k) Plan”) for our U.S.-based employees. The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. During the years ended December 31, 2023, 2022, and 2021, we recognized expense of $34.0 million, $33.6 million, and $25.0 million, respectively, related to matching contributions.
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
The value of these arrangements is not material to our consolidated financial statements for the periods presented or for the term of the agreement.
18. Restructuring
AR Enterprise Strategic Review
In the third quarter of 2023, we initiated the wind down of our AR Enterprise business, which included a reduction of our global employee headcount by approximately 3%. We substantially completed the program in the fourth quarter of 2023.
During the year ended December 31, 2023, we recognized pre-tax restructuring charges of $40.8 million, primarily recorded in sales and marketing and general and administrative expenses in our consolidated statement of operations, and an income tax benefit of $5.7 million. The pre-tax restructuring charges primarily include cash severance, stock-based compensation expense, and charges related to the revision of the useful lives and disposal of certain acquired intangible assets.
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
(2)Lease exit and related charges are non-cash and presented in other cash flows from operating activities in our consolidated statements of cash flows.
(3)Other includes impairment charges, contract termination charges, and intangible asset amortization.

The liabilities related to the strategic reprioritization plan were immaterial as of December 31, 2023 and 2022.
19. Subsequent Events
On February 5, 2024, we announced a plan to reduce our global headcount by approximately 10% of our global full-time employees. As a result, we currently estimate that we will incur pre-tax charges in the range of $55 million to $75 million, primarily consisting of severance and related costs, and other charges, of which $45 million to $55 million are expected to be future cash expenditures. The majority of these costs are expected to be incurred during the first quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 in this Annual Report on Form 10-K.
Item 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1 (1)	Expiration Date	Total Shares of Class A Common Stock to be Sold
Michael O'Sullivan, General Counsel	11/20/2023	Adoption	X	1/31/2025	216,160

(1)Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

2024 Discretionary Bonus Program
On February 5, 2024, the compensation committee of our board of directors approved the 2024 Bonus Program. The 2024 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses for the period from January 1, 2024 through December 31, 2024. Bonuses will be based on the achievement of certain company-wide priorities and objectives and the contributions and efforts of the eligible participants, in each case as determined by the compensation committee.
After December 31, 2024, we will evaluate the level of achievement of certain company-wide priorities and objectives, and the contributions and efforts of the eligible participants, for review and final approval by the compensation committee. Each eligible participant in the 2024 Bonus Program may receive a bonus in an amount up to 50% of such participant’s annual base salary as at December 31, 2024. The compensation committee may pay all or any portion of an earned bonus in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of over-achievement of the corporate objectives and key results.
There is no set formula for determining the bonus amount under the 2024 Bonus Program. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2024 Bonus Program are expected to occur in the first quarter of 2025. A participant must remain an employee on the payment date under the 2024 Bonus Program to be eligible to earn a bonus.
The description of the 2024 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2024 Bonus Program, a copy of which is attached as Exhibit 10.27 and incorporated by reference.
We are including this disclosure in Item 9B of this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2023.

Name	Age	Position
Executive Officers
Evan Spiegel	33	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	35	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	45	Chief Financial Officer
Rebecca Morrow	50	Chief Accounting Officer
Michael O’Sullivan	58	General Counsel
Eric Young	47	Senior Vice President of Engineering
Non-Employee Directors
Michael Lynton (1)(2)(3)	64	Director and Chairperson of the Board
Kelly Coffey (3)	58	Director
Joanna Coles (2)	61	Director
Liz Jenkins (3)	46	Director
Scott D. Miller (1)(3)	71	Director
Patrick Spence	49	Director
Poppy Thorpe (1)(3)	39	Director
Fidel Vargas (2)	55	Director
(1)Member of the compensation committee.
(2)Member of the nominating and corporate governance committee.
(3)Member of the audit committee.
Executive Officers
Evan Spiegel. Mr. Spiegel is our co-founder and has served as our Chief Executive Officer and a member of our board of directors since May 2012. Mr. Spiegel holds a B.S. in Engineering – Product Design from Stanford University. Mr. Spiegel has served on the board of directors of KKR & Co. Inc. since October 2021. We believe that Mr. Spiegel is qualified to serve as a member of our board of directors based on the perspective and experience he brings as our co-founder and Chief Executive Officer.
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
Derek Andersen. Mr. Andersen has served as our Chief Financial Officer since May 2019 and previously served as our Vice President of Finance since July 2018. Mr. Andersen was previously employed at Amazon.com, Inc. from March 2011 to June 2018, serving in a variety of roles, most recently as Vice President of Finance supporting Amazon’s digital video business. Mr. Andersen also previously served in roles at Fox Interactive Media, including as Senior Vice President, Finance and Business Operations for IGN, and as Vice President, Finance. Mr. Andersen holds a B.B.A. from Acadia University, an M.B.A. from the Haas School of Business at the University of California, Berkeley, and is a CFA Charter Holder.
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
Eric Young. Mr. Young has served as our Senior Vice President of Engineering since June 2023. Mr. Young was previously employed at Alphabet Inc., serving in a variety of roles, most recently as Vice President of Engineering at Google. Prior to Google, Mr. Young served in a variety of roles at Amazon.com, Inc. Mr. Young holds a B.S. from Vanderbilt University and an M.B.A. from the Wharton School at the University of Pennsylvania.
Non-Employee Directors
Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairperson of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton has served as a member of the board of directors of Ares Management Corporation since 2014, Warner Music Group Corp. since 2019, and Schrodinger, Inc. since 2018. Mr. Lynton also served as a member of the board of directors of Pandora Media, Inc., Pearson plc, and The Boston Beer Company. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairperson due to his extensive leadership experience.
Kelly Coffey. Ms. Coffey has served on our board of directors since May 2020. Ms. Coffey has served as Chief Executive Officer at City National Entertainment, a unit of City National Bank, since November 2023. Ms. Coffey served as Chief Executive Officer of City National Bank, a subsidiary of the Royal Bank of Canada (RBC), from February 2019 to November 2023. Prior to joining City National Bank, Ms. Coffey served in various leadership positions with J.P. Morgan from 1989 to January 2019, most recently serving as the Chief Executive Officer of J.P. Morgan’s U.S. Private Bank. Ms. Coffey holds an M.S. in Foreign Service from Georgetown University and a B.A. in International Affairs & French from Lafayette College. We believe that Ms. Coffey is qualified to serve as a member of our board of directors due to her extensive leadership experience.
Joanna Coles. Ms. Coles has served on our board of directors since December 2015. Ms. Coles served as chairperson and Chief Executive Officer of Northern Star Acquisition Corp. from July 2020 until its merger with Bark, Inc. in June 2021. Previously, Ms. Coles served as Chief Content Officer of Hearst Magazines from September 2016 to August 2018, overseeing editorial for Hearst’s 300 titles globally, and as Editor-in-Chief of Cosmopolitan from September 2012 to September 2016. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles worked for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She currently serves on the board of directors of Sonos, Inc., and is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities and the Fallen Journalists Memorial Fund. Previously, Ms. Coles served as a director of Bark, Inc., Northern Star Investment Corp. II, Northern Star Investment Corp. III, and Northern Star Investment Corp. IV. Ms. Coles holds a B.A. in English and American literature from the University of East Anglia. We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience working with content providers and advertisers.
Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Business Officer at NBCUniversal Studio Group since September 2023. Ms. Jenkins served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) from January 2021 to September 2023, and Chief Financial Officer from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October 2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and Strategy. She currently serves as Chair of the board of GLAAD. Ms. Jenkins holds an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors and chair of our audit committee due to her experience working with digital and technology companies and her financial and accounting expertise from her prior experience as Chief Financial Officer of Hello Sunshine.
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
Patrick Spence. Mr. Spence has served on our board of directors since September 2023. Mr. Spence has served as Chief Executive Officer and member of the board of directors of Sonos, Inc. since January 2017. Prior to joining Sonos, Mr. Spence spent 14 years at Research In Motion Limited, a consumer electronics company and the developer of the BlackBerry device, in a variety of senior roles, including most recently as the Senior Vice President and Managing Director of Global Sales and Regional Marketing. Mr. Spence holds a B.A. in business administration from the Ivey Business School at the University of Western Ontario. We believe that Mr. Spence is qualified to serve as a member of our board of directors due to his extensive leadership experience.

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe has served as CEO and co-founder of There, There, a marketing and strategy consultancy, since March 2022. Previously, Ms. Thorpe was a freelance brand consultant from June 2021 to February 2022, served as Chief Marketing Officer at Sesame Inc. from March 2020 to May 2021, Head of Brand Marketing at Glossier Inc., a beauty brand, from April 2018 to February 2020, Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018, and Strategy Director at R/GA, a digital agency, from August 2014 to August 2017. Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.
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
No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2024 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

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
Our board of directors held six meetings during 2023. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2023, nine members of our board of directors attended our annual meeting of stockholders (at the time of the 2023 annual meeting of stockholders, our board of directors consisted of nine members).
Executive Sessions of Independent Directors
In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2023, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairperson of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.
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
Audit Committee
Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Lynton, Mr. Miller, and Ms. Thorpe. Stanley Meresman was a member of the audit committee until the expiration of his board term on July 24, 2023. Our board of directors has determined that each of Ms. Coffey, Ms. Jenkins, Mr. Lynton, Mr. Miller, and Ms. Thorpe satisfies, and, until the expiration of his board term, Mr. Meresman satisfied, the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Jenkins, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. During 2023, the audit committee met six times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.
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
Compensation Committee
Our compensation committee consists of Mr. Lynton, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2023, the compensation committee met four times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.
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
•reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy; and
•reviewing and approving policies and procedures with respect to perquisites or other personal benefits provided to executive officers, directors, and other senior management.
See the sections titled “Item 11. Executive Compensation—Compensation Discussion and Analysis” and “—Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lynton, and Mr. Vargas, each of whom our board of directors has determined is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. The chair of our nominating and corporate governance committee is Ms. Coles. During 2023, the nominating and corporate governance committee met four times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.
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
Procedures by Which Stockholders May Nominate Directors
The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2024 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.
Communications with the Board of Directors
Any stockholder, including a holder of Class A common stock, or any interested party may contact our board of directors regarding genuine issues or questions about us by sending a letter to the board of directors at: Snap Inc., c/o Secretary, 3000 31st Street, Santa Monica, CA 90405, Attention: Board of Directors. Each communication should specify the person sending the communication, the general topic of the communication, and the class and number of shares of our stock that are owned of record (if a record holder) or beneficially (if not a record holder). If any stockholder, including a holder of Class A common stock, wants to contact the independent members of the board of directors, the stockholder should address the communication to the attention of the Chairperson (c/o Secretary) of the board of directors at the address above. Our legal department will review communications before forwarding them to the recipient, and will not forward a communication that is unrelated to the duties and responsibilities of the board of directors, irrelevant, primarily commercial in nature, addressed already on our website or in other filings, or is unduly hostile, threatening, illegal, or similarly unsuitable. Any communication that is not forwarded will be made available to any director on request.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2023, such persons complied with all such filing requirements.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2023 were:
•Evan Spiegel, Co-Founder and Chief Executive Officer;
•Derek Andersen, Chief Financial Officer;
•Rebecca Morrow, Chief Accounting Officer;
•Michael O’Sullivan, General Counsel;
•Eric Young, Senior Vice President of Engineering; and
•Jerry Hunter, Chief Operating Officer.
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
Today, we compensate our executive officers mostly with equity that vests over multiple years. Our focus on equity compensation encourages executives to operate like owners, linking their interests with the interests of our stockholders. We evaluate our compensation philosophy and programs annually to ensure they continue to meet our objectives.
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
Compensation-Setting Process
Compensation Committee’s Role
The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of three members of our board of directors: Michael Lynton, Scott D. Miller, and Poppy Thorpe. No member of the compensation committee is, or was in 2023, an executive officer of Snap Inc., and each of them qualifies as an “independent director” under the NYSE rules.
Compensation Consultant’s Role
The compensation committee has the authority to engage the services of outside consultants. For the first half of 2023, the compensation committee retained FW Cook as its compensation consultants. In 2023, the compensation committee reviewed bids for compensation consulting services from multiple firms. Following this review, it determined to retain Semler Brossy Consulting Group, or Semler Brossy, as its independent compensation consultant going forward. Semler Brossy reports directly to the compensation committee.
In January 2024, our compensation committee reviewed Semler Brossy’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that Semler Brossy is independent within the meaning of such rules and that its engagement did not present any conflict of interest.
Management’s Role
Management makes recommendations to the compensation committee regarding our compensation programs and policies, and implements the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2023.
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
Peer Group
We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. In order to determine pay levels for 2023, the compensation committee used the same peer group as in 2022. The peer group was based on a detailed review by FW Cook conducted in 2022, considering appropriateness of the current peer companies and potential additions based on similarity in market capitalization size and industry. The peer group that the compensation committee considered to determine pay levels for 2023 consisted of the following companies:

Activision Blizzard	Match Group	Twilio
Autodesk	Pinterest	X (formerly Twitter)
Block (formerly Square)	Roku	Uber
DocuSign	ServiceNow	Workday
Etsy	Shopify	Zillow Group
Intuit	Spotify	Zoom Video
Publicly available pay data from this peer group is supplemented with third party survey data to inform the compensation committee of the market for executive talent. In addition to the peer group, we also rely on the knowledge and experience of our compensation committee members and our management in determining the appropriate compensation for our executive officers.
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
Base Salary
We review the base salaries of our executive officers annually and may adjust them from time to time, if needed, to reflect changes in market conditions or other factors. The table below sets forth information regarding the year-end base salary amounts for 2023 for our named executive officers.
In April 2023, the compensation committee analyzed market data for executive compensation using the most relevant published survey sources, information available from our peer group’s public filings, and input from our compensation consultants. After the review, the compensation committee approved an annual base salary increase for each of Derek Andersen, Jerry Hunter, and Michael O’Sullivan from $500,000 to $1,000,000 and for Rebecca Morrow from $431,600 to $500,000, in each case effective April 1, 2023. These changes are intended to account for the changes made to the bonus program, where payouts are only made in the event of outperformance, bolster retention, and ensure competitiveness with the market. We continue to maintain significant weight on equity compensation to ensure alignment of their long-term financial interests with those of stockholders.

Name	2023 Base Salary
Evan Spiegel	$1
Derek Andersen	1,000,000
Rebecca Morrow	500,000
Michael O’Sullivan	1,000,000
Eric Young	1,000,000
Jerry Hunter (1)	1,000,000
(1)In October 2023, Mr. Hunter notified us of his intent to retire on July 1, 2024. Mr. Hunter’s duties and responsibilities were transitioned by October 31, 2023.
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
We generally issue two forms of equity awards:
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
Annual Incentive Compensation
In April 2023, our board of directors approved the 2023 Bonus Program, which provided our named executive officers, with the exception of Ms. Morrow and Mr. Young, and other eligible employees the opportunity to earn bonuses only on the achievement of outperformance against certain company-wide objectives and key results, or Corporate OKRs, from January 1, 2023 through December 31, 2023. A participant must remain an employee through the payment date under the 2023 Bonus Program to earn a bonus.

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
The Corporate OKRs consisted of growing our community and engagement, growing revenue and earnings, and leading in augmented reality.
In January 2024, the compensation committee reviewed 2023 performance against its Corporate OKRs. It was determined that the Company did not outperform against the Corporate OKRs, and no payment would be made under this program.
In 2023, Ms. Morrow was eligible to earn a bonus under our performance award program. These bonuses are paid out at the Company's discretion following a review of Ms. Morrow's performance in a given year. In 2023, the amount paid to Ms. Morrow was $215,800. Later in 2023, the performance award program was replaced with the outperformance equity program, where equity awards, in the form of RSUs, are granted at the Company's discretion following a review of one's performance in a given quarter. These equity awards vest over a 12 month period. Ms. Morrow and Mr. Young were eligible to receive equity awards under the outperformance equity program in 2023. In 2023, Mr. Young was granted an equity award with a grant date fair value of $973,098 under this program.
Other Benefits
Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2023, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers participated in our 401(k) plan. On occasion, we may provide new executives with sign-on compensation in the form of cash or equity as an inducement to join Snap. In 2023, Mr. Young received a cash sign-on bonus of $500,000 paid in four quarterly installments from June 2023. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us. Messrs. Hunter and O’Sullivan participated in such on-call medical services in 2023, and we paid applicable tax gross ups related to such services. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.
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
Change of Control Benefits
Our named executive officers are not entitled to any other change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. In addition, unpaid portions of

Mr. Young's sign-on bonus will be paid unless Mr. Young resigns his employment. For more detail, please see the section titled “—Potential Payments Upon Termination, Change in Control, or Death.”
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
No Tax Reimbursement of Parachute Payments and Deferred Compensation
We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2023, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.
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
Compensation Policies and Practices as they Relate to Risk Management
Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2023, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at a certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking. In addition, on November 29, 2023, we adopted the Snap Inc. Incentive Compensation Recoupment Policy to comply with listing standards adopted by the NYSE that implement the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This clawback policy applies to incentive compensation that is received by a covered individual (including our named executive officers) on or after October 2, 2023.
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

Rule 10b5-1 Sales Plans
Our executive officers and members of our board of directors may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. Rule 10b5-1 plans may be amended or modified to change the amount, price, or timing of the purchase or sale of our common stock only when the individual does not possess material nonpublic information about us, and only during an open trading window. Rule 10b5-1 plans are subject to further rules adopted by the Securities and Exchange Commission, including the number of plans an individual may have at one time, cooling-off periods, and certain certification requirements.
Compensation Committee Report
The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.
Snap Inc. compensation committee,
Michael Lynton (Chairperson)
Scott D. Miller
Poppy Thorpe
Summary Compensation Table
The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2023, 2022, and 2021.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Evan Spiegel	2023	$1	$—		$—	$—	$3,339,730	(2)	$3,339,731
Co-Founder and Chief	2022	1	—		—	—	2,747,394		2,747,395
Executive Officer	2021	1	—		—	—	3,290,615		3,290,616
Derek Andersen	2023	855,769	—		16,532,384	—	15,941	(3)	17,404,094
Chief Financial Officer	2022	500,000	—		7,747,984	100,000	14,964		8,362,948
	2021	500,000	—		5,876,814	225,000	14,364		6,616,178
Rebecca Morrow (4)	2023	480,269	215,800	(5)	679,890	—	13,721	(6)	1,389,680
Chief Accounting Officer	2022	427,131	259,375		921,192	—	12,682		1,620,380
Michael O'Sullivan	2023	855,769	—		8,491,369	—	24,347	(7)	9,371,485
General Counsel	2022	500,000	—		4,018,740	100,000	22,173		4,640,913
	2021	500,000	—		4,701,451	225,000	21,631		5,448,082
Eric Young (8)
Senior Vice President	2023	538,462	375,000	(9)	47,812,564	—	291	(10)	48,726,317
of Engineering
Jerry Hunter (11)	2023	855,770	—		25,443,754	—	22,423	(12)	26,321,947
Chief Operating Officer	2022	500,000	—		28,977,743	100,000	22,125		29,599,868
	2021	500,000	—		9,402,903	225,000	12,164		10,140,067
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
(2)Amount reported includes (a) $2,466,859 for security for Mr. Spiegel, (b) $144,136 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, (c) $728,729 in incremental costs for personal flights not reimbursed by Mr. Spiegel, and (d) $6 in life insurance premiums paid by us on behalf of Mr. Spiegel.
(3)Amount reported includes (a) $13,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, and (c) contributions by the Company to Mr. Andersen’s health savings account. Amounts not quantified above total less than $10,000 in aggregate.
(4)Ms. Morrow was not a named executive officer in fiscal year 2021.
(5)Represents amount awarded under the company’s performance award program.
(6)Amount reported includes (a) $13,200 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Ms. Morrow. Amounts not quantified above total less than $10,000 in aggregate.
(7)Amount reported includes (a) $13,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O'Sullivan, and (d) $5,607 in tax “gross up” payments paid to Mr. O'Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
(8)Mr. Young joined the company in June 2023.
(9)Represents amount paid as of December 31, 2023 as part of sign-on bonus of $500,000. The sign-on bonus is payable in four quarterly installments from June 2023.
(10)Amount reported includes life insurance premiums paid by us on behalf of Mr. Young
(11)In October 2023, Mr. Hunter notified us of his intent to retire on July 1, 2024. Mr. Hunter’s duties and responsibilities were transitioned by October 31, 2023.
(12)Amount reported includes (a) $13,200 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Hunter, (c) medical on-call services paid by us on behalf of Mr. Hunter, and (d) tax “gross up” payments paid to Mr. Hunter to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
Grants of Plan-Based Awards in Fiscal 2023
The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2023 under our 2017 Plan. No named executive officer was granted options in 2023.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
Evan Spiegel	—	—	$—
Derek Andersen	1/30/2023	1,490,747	16,532,384
Rebecca Morrow	4/26/2023	22,928	226,529
	5/10/2023	26,718	232,446
	9/11/2023	23,402	220,915
Michael O'Sullivan	1/30/2023	765,678	8,491,369
Eric Young	7/25/2023	3,744,162	46,839,466
	11/29/2023	74,969	973,098
Jerry Hunter	1/30/2023	2,294,297	25,443,754
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

Outstanding Equity Awards as of December 31, 2023
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2023. All awards are for Class A common stock and were granted under our 2017 Plan.

	Stock Awards				Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
Evan Spiegel	—	—		$—	—	—	$—	—
Derek Andersen	2/3/2021	99,170	(3)	1,678,948	—	—	—	—
	2/2/2022	125,392	(4)	2,122,887	—	—	—	—
	5/11/2022	77,830	(5)	1,317,662	—	—	—	—
	1/30/2023	1,381,286	(6)	23,385,172	—	—	—	—
Rebecca Morrow	5/13/2020	2,191	(7)	37,094	—	—	—	—
	5/12/2021	19,772	(3)	334,740	—	—	—	—
	5/11/2022	33,019	(8)	559,012	—	—	—	—
	4/26/2023	22,928	(9)	388,171	—	—	—	—
	5/10/2023	22,265	(10)	376,946	—	—	—	—
	9/11/2023	23,402	(9)	396,196	—	—	—	—
Michael O’Sullivan	2/3/2021	79,336	(3)	1,343,158	—	—	—	—
	2/2/2022	83,594	(11)	1,415,246	—	—	—	—
	5/11/2022	56,992	(12)	964,875	—	—	—	—
	1/30/2023	765,678	(13)	12,962,929	—	—	—	—
Eric Young	7/25/2023	3,276,142	(14)	55,465,084	—	—	—	—
	11/29/2023	74,969	(15)	1,269,225	—	—	—	—
Jerry Hunter	12/29/2017	—		—	700,000	—	14.72	12/29/2027
	2/3/2021	158,672	(3)	2,686,317	—	—	—	—
	2/2/2022	167,188	(11)	2,830,493	—	—	—	—
	5/11/2022	113,982	(16)	1,929,715	—	—	—	—
	8/31/2022	1,101,352	(17)	18,645,889	—	—	—	—
	1/30/2023	2,294,297	(18)	38,842,449	—	—	—	—
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
(2)The market value is based on the closing price of our Class A common stock on December 31, 2023, which was $16.93.
(3)The service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA on March 15, 2024, subject to continuous service by the executive officer through such date. Thereafter, the service-based condition will be satisfied, and the forfeiture condition will lapse as to 1/4th of the shares underlying this RSA after each quarter of continuous service by such executive officer from March 15, 2024.
(4)The service-based condition of these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 10,450 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 114,942 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.
(5)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 41,576 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 36,254 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.

(6)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 218,922 of these RSUs in equal quarterly installments during the 24-month period following December 15, 2023 (109,461 shares underlying the original grant on January 30, 2023 already vested as of December 31, 2023); 450,869 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 711,495 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2025.
(7)The service-based condition will be satisfied, and the forfeiture condition will lapse, for this RSA in equal quarterly installments after each quarter of continuous service during the 6-month period following October 15, 2023 (15,333 shares underlying the original grant on May 13, 2020 already vested as of December 31, 2023).
(8)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 5,528 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 27,491 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024.
(9)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2025.
(10)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 30-month period following November 15, 2023 (4,453 shares underlying the original grant on May 10, 2023 already vested as of December 31, 2023).
(11)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following December 15, 2024.
(12)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 30,625 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 26,367 of these RSUs in equal quarterly installments during the 12‑month period following December 15, 2024.
(13)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 327,835 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 437,843 of these RSUs in equal quarterly installments during the 12‑month period following December 15, 2025.
(14)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 39-month period following November 15, 2023 (468,020 shares underlying the original grant on July 25, 2023 already vested as of December 31, 2023).
(15)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2023.
(16)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 61,249 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 52,733 of these RSUs in equal quarterly installments during the 12‑month period following December 15, 2024.
(17)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 24-month period following December 15, 2023 (688,345 shares underlying the original grant on August 31, 2022 already vested as of December 31, 2023).
(18)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 761,847 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2023; and 1,532,450 of these RSUs in equal quarterly installments during the 12‑month period following December 15, 2025.

Option Exercises and Stock Vested
The following table presents information regarding the vesting or lapse of the forfeiture condition during 2023 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Evan Spiegel	—	$—
Derek Andersen	601,139	6,556,176
Rebecca Morrow	93,849	1,013,618
Michael O’Sullivan	358,168	3,693,504
Eric Young	468,020	5,092,058
Jerry Hunter	1,251,543	13,966,087
(1)The value realized is based on the closing price of our Class A common stock on the vesting date.
Pension Benefits
Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2023.
Non-qualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2023.
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
Evan Spiegel and Robert Murphy
In July 2022, we entered into employment agreements with Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, with respect to their continuing employment with us. The annual base salary for each of Messrs. Spiegel and Murphy as of December 31, 2023 was $1. The employment agreements are each effective as of January 1, 2022, and will have an initial term of five years, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements.
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
The Future Stock Split will be not be declared and paid until the first business day following the date on which the average of the volume weighted average price (the “VWAP”) per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.

In connection with a proposed settlement of a class-action lawsuit, we agreed in June 2023, as amended in December 2023, to modify the conditions for the Future Stock Split, subject to various conditions, including judicial approval of the settlement. If approved, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the VWAP per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. The original ten year time period to trigger the Future Stock Split would remain unchanged.
Derek Andersen
In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2023 was $1,000,000.
Rebecca Morrow
In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2023 was $500,000.
Michael O’Sullivan
In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2023 was $1,000,000.
Eric Young
In June 2023, we entered into an offer letter agreement with Eric Young, our Senior Vice President of Engineering, with respect to his employment with us. Mr. Young's annual base salary as of December 31, 2023 was $1,000,000. Mr. Young's offer letter agreement included a $500,000 sign-on bonus paid in four quarterly installments from June 2023, of which $375,000 had been paid as of December 31, 2023.
Jerry Hunter
In October 2020, we entered into an amended and restated offer letter agreement with Jerry Hunter, our Chief Operating Officer, with respect to his continuing employment with us. Mr. Hunter’s annual base salary as of December 31, 2023 was $1,000,000. In October 2023, Mr. Hunter notified us of his intent to retire on July 1, 2024. Mr. Hunter's duties and responsibilities were transitioned by October 31, 2023.
Potential Payments upon Termination, Change in Control, or Death
Currently, no named executive officer is entitled to any payments upon a termination of employment or a resignation, in each case, following a change of control of our company; provided, however, that unpaid portions of Mr. Young's sign-on bonus will be paid unless Mr. Young resigns his employment.
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

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2023.

Name	Accelerated Vesting of Stock Awards (1)	Remaining Sign-on Bonus	Total
Evan Spiegel	$—	$—	$—
Derek Andersen	28,504,669	—	28,504,669
Rebecca Morrow	2,092,159	—	2,092,159
Michael O’Sullivan	16,686,208	—	16,686,208
Eric Young	56,734,309	125,000	56,859,309
Jerry Hunter	64,934,863	—	64,934,863
(1)The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $16.93 on December 31, 2023, of the unvested equity awards that would be accelerated.
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
401(k) Plan and Similar Plans
We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions and our contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.
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
Authorized Shares. The maximum number of shares of our Class A common stock available for future issuance under our 2017 Plan as of December 31, 2023 is 120,389,053. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on

January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is three times the share reserve under the 2017 Plan.
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
Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2023, no shares of our Class A common stock have been purchased under the ESPP.
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
•an annual retainer of $25,000 for chairing the audit committee, $20,000 for chairing the compensation committee, and $10,000 for chairing the nominating and corporate governance committee, each paid in cash; and
•an annual grant of equity with a fair market value as of the date of grant of $250,000, comprised of RSUs vesting after one year.
All annual cash retainers will be paid quarterly in arrears. Additionally, in the event of a change to the designated chair for a committee, the annual cash retainer for chairing such committee will be prorated based on the number of days the chair held the position.
The annual grants of equity described above are subject to pro-rata acceleration on a director’s discontinued service on our board of directors and automatic full acceleration in the event of a change in control, as defined in the 2017 Plan. Non-employee directors also have the option to elect to defer the settlement of their equity awards until the termination of their service on the Board.
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
Director Compensation Table
The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2023. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”
In 2023, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director serving as of July 24, 2023 RSUs for 23,401 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied for the RSUs on July 24, 2024. Mr. Spence, who joined the board in September 2023, was granted RSUs for 22,718 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied on July 25, 2024. If a director’s service ceases before such director's applicable service-based vesting date, vesting of the RSUs will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the

RSUs will be deemed satisfied for 100% of the RSUs that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.
Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(6)	Total
Michael Lynton	$170,000	$292,747	$462,747
Kelly Coffey	75,000	292,747	367,747
Joanna Coles	85,000	292,747	377,747
Liz Jenkins	100,000	292,747	392,747
Stanley Meresman (2)	42,391	—	42,391
Scott D. Miller (3)	135,000	292,747	427,747
Robert Murphy (4)	801,334	—	801,334
Patrick Spence (5)	22,215	215,594	237,809
Poppy Thorpe (3)	135,000	292,747	427,747
Fidel Vargas (3)	135,000	292,747	427,747
(1)Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted during 2023 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.
(2)Mr. Meresman's board term expired on July 24, 2023.
(3)Amount reported includes a $5,000 per month retainer for services on a special committee.
(4)Mr. Murphy does not receive any compensation for service as a director. Amount reported represents (a) $1 for his annual base salary as an employee, (b) $557,210 for security for Mr. Murphy, (c) $6 for life insurance premiums paid by us on behalf of Mr. Murphy, (d) $37,325 of imputed income relating to incremental costs of family or guests accompanying Mr. Murphy on business flights that Mr. Murphy cannot reimburse under the Federal Aviation Regulations, and (e) $206,792 in incremental costs for personal flights not reimbursed by Mr. Murphy.
(5)Mr. Spence joined the board of directors on September 14, 2023.
(6)As of December 31, 2023, the aggregate number of shares underlying stock awards and option awards outstanding for each of our non-employee directors was:

Name	Aggregate Stock Awards	Aggregate Option Awards
Michael Lynton	23,401	65,553
Kelly Coffey	23,401	31,896
Joanna Coles	23,401	65,553
Liz Jenkins	23,401	21,896
Scott D. Miller	23,401	65,553
Patrick Spence	22,718	—
Poppy Thorpe	23,401	63,553
Fidel Vargas	23,401	18,908
In 2023, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairperson. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.
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

Pay Ratio Disclosure
As disclosed in the Summary Compensation Table, for the year ended December 31, 2023, the annual total compensation of our Chief Executive Officer was $3,339,731. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $346,462. The ratio of these amounts is approximately 9.6 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.
To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages, bonuses, commissions, allowances, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2023 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2023.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table below sets forth information, as of December 31, 2023, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).
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
Applicable percentage ownership is based on 1,391,341,262 shares of Class A common stock, 22,528,406 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2023. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total Voting Power
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers:
Evan Spiegel (1)	39,663,540	2.9%	5,862,410	26.0%	123,683,019	53.4%	53.1%
Robert Murphy (2)	72,541,934	5.2	5,862,410	26.0	107,943,924	46.6	46.4
Derek Andersen (3)	643,858	*	—	*	—	*	*
Rebecca Morrow (4)	208,733	*	—	*	—	*	*
Michael O’Sullivan (5)	553,501	*	—	*	—	*	*
Eric Young (6)	506,357	*	—	*	—	*	*
Jerry Hunter (7)	2,111,070	*	—	*	—	*	*
Michael Lynton (8)	875,888	*	—	*	—	*	*
Kelly Coffey (9)	50,260	*	—	*	—	*	*
Joanna Coles (10)	92,594	*	—	*	—	*	*
Liz Jenkins (11)	34,710	*	—	*	—	*	*
Scott D. Miller (12)	165,956	*	—	*	—	*	*
Patrick Spence	—	*	—	*	—	*	*
Poppy Thorpe (13)	86,416	*	—	*	—	*	*
Fidel Vargas (14)	30,167	*	—	*	—	*	*
Stanley Meresman	10,172	*	—	*	—	*	*
All directors and executive officers as a group (14 persons) (15)	115,453,914	8.3	11,724,820	52.0	231,626,943	100.0	99.5
5% Stockholders:
FMR LLC (16)	147,283,704	10.6	—	*	—	*	*
Entities affiliated with Tencent Holdings Limited (17)	232,655,030	16.7	10,344,970	45.9	—	*	*
The Vanguard Group (18)	89,625,880	6.4	—	*	—	*	*
*Represents beneficial ownership of less than 1%.
(1)Includes 3,777,844 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)Includes 5,307,526 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.
(3)Includes 99,170 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2023.
(4)Includes (a) 21,963 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2023, and (b) 3,321 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2023.
(5)Includes (a) 79,336 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2023, (b) 473,845 shares of Class A common stock held in trust for which Mr. O’Sullivan retains investment power, and (c) 160 shares of Class A common stock held by members of Mr. O’Sullivan’s immediate family for which Mr. O’Sullivan disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(6)Includes RSUs for 252,752 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2023.
(7)Includes (a) 158,672 shares of Class A common stock that are unvested and subject to forfeiture as of December 31, 2023, (b) 700,000 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023, and (c) 1,252,398 shares held in trust for which Mr. Hunter is trustee and holds dispositive power.

(8)Includes (a) 720,927 shares of Class A common stock held in trust for which Mr. Lynton is trustee and (b) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(9)Includes 31,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(10)Includes 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(11)Includes 21,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(12)Includes 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(13)Includes 63,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(14)Includes 18,908 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023.
(15)Consists of (a) 114,864,929 shares of Class A common stock (of which 200,469 shares are unvested and subject to forfeiture as of December 31, 2023), 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 256,073 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2023, and (c) 332,912 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2023. Does not include shares held by Mr. Hunter, as he was not an executive officer as of December 31, 2023, or Mr. Meresman, as he was not a director as of December 31, 2023.
(16)Based on information reported by FMR LLC on Schedule 13G/A filed with the SEC on February 9, 2023. FMR LLC reported as a parent holding company that certain of its subsidiaries have sole dispositive power with respect to 147,283,704 shares of Class A common stock and sole voting power with respect to 138,445,270 shares of Class A common stock. FMR LLC reported that Fidelity Management & Research Company LLC beneficially owns 5% or greater of the outstanding shares of Class A common stock. FMR LLC listed its address as 245 Summer Street, Boston, Massachusetts 02210.
(17)Tencent Holdings Limited reported in its 2021 Interim Report that, as of June 30, 2021, it was interested in approximately 243 million shares of Snap Inc., and has not provided any update in subsequent reports. We believe, based on such reporting and our corporate and transfer agent records, that Tencent Holdings Limited and its affiliates beneficially own 10,344,970 shares of Class B Common Stock, and the balance of any remaining shares they hold are Class A Common Stock. As noted above, holders of our Class A common stock, other than our directors or officers, are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act and may hold the stock in nominee or “street name” such that we are not able to identify or confirm their ownership. Tencent Holdings Limited listed its registered address as Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111 Cayman Islands.
(18)Based on information reported by The Vanguard Group on Schedule 13G filed with the SEC on February 9, 2023. The Vanguard Group reported that it has sole voting power with respect to 0 shares of Class A common stock, sole dispositive power with respect to 88,507,986 shares of Class A common stock, and shared dispositive power with respect to 1,117,894 shares of Class A common stock. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Incentive Plans
The table set forth below provides information concerning the awards that may be issued under our 2012 Plan, 2014 Plan, and 2017 Plan as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (3)	157,962,988	$14.90	120,389,053
Equity compensation plans not approved by security holders	—	—	—
Total	157,962,988	$14.90	120,389,053
(1)Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2023.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2023 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Investor Rights Agreement
We are party to an amended and restated investor rights agreement, which provides Mr. Spiegel and Mr. Murphy with certain registration rights with respect to up to an aggregate of 334,747,047 shares of our Class A common stock (including shares issuable on conversion of Class C common stock, which are initially convertible into Class B common stock). Under this agreement, Mr. Spiegel and Mr. Murphy have the right to request that their shares be covered by a registration statement that we are otherwise filing.
Co-Founder Agreements and Related Agreements
We are party to a series of agreements with Mr. Spiegel and Mr. Murphy, and certain of their respective affiliates, as applicable, which include: (i) employment agreements pursuant to which each individual will continue to serve in their respective roles at Snap for an initial five-year term ending on January 1, 2027, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements, (ii) the Future Stock Split, which shall not be declared and paid until the first business day following the date on which the average of the volume weighted average price per share of Class A common stock equals or exceeds $40 per share for 65 consecutive trading days by July 21, 2032 (subject to revised terms pursuant to a potential settlement, as described above in “Employment, Severance, and Change in Control Agreements”), and (iii) the Co-Founder Agreements, which include (a) the requirement under certain circumstances to convert an equal number of shares of Class B common stock or Class C common stock into Class A common stock in connection with sales by such individual of shares of Class A common stock received in the special dividend, (b) conversion of such individual’s remaining shares of Class C common stock into Class B common stock at such time as such Class C common stock represents in the aggregate less than 60% of such individual’s Base Class C Common Stock (as such term is defined in our certification of incorporation), and (c) in the event of any sale or liquidation of Snap Inc. following the special dividend, shares of Class A common stock, Class B common stock, and Class C common stock are to be treated identically, equally, and ratably, on a per share basis, with respect to any consideration received.
Munger, Tolles & Olson LLP
We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger and has provided legal services to us. For the year ended December 31, 2023, total services provided by Munger were approximately $12.2 million.
Our general counsel, Michael O’Sullivan, is a former attorney at Munger.
Gibson, Dunn & Crutcher LLP
We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2023, total services provided by Gibson were approximately $2.9 million.
Entities Affiliated with FMR LLC
In the ordinary course of business, FMR LLC and its affiliates, who hold 5% or more of our Class A common stock at December 31, 2023, purchased approximately $4.7 million of our advertising products for the year ended December 31, 2023. In addition, we use affiliates of FMR LLC for certain services related to our 401(k) plan. For the year ended December 31, 2023 total services provided by affiliates of FMR LLC were approximately $0.3 million.
Entities Affiliated with Tencent
In the ordinary course of business, Tencent Holdings Limited and its affiliates (other than affiliates in which we do not believe Tencent Holdings Limited holds or held a material interest), who hold 5% or more of our Class B common stock at December 31, 2023, purchased approximately $9.6 million of our advertising products for the year ended December 31, 2023.
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
Mr. Spiegel may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2023, the amount that Mr. Spiegel could not reimburse was $144,136.

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
Hangar Leases
In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel and Mr. Murphy. Construction of this hangar was completed in 2022. Mr. Spiegel’s entity is solely responsible for the ground lease rental payments, certain airport fees, and taxes. In exchange for certain construction-related costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2023, Mr. Spiegel’s entity had a credit balance of approximately $2.0 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.
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
Employment Relationships
Mr. Hunter’s son, John Hunter, has been employed by us since May 2021. In 2023, John Hunter’s base salary and discretionary bonus was $146,688, which along with other benefits he received, were commensurate with similar roles at Snap Inc. In addition, in 2023 he received 3,929 restricted stock units, subject to vesting in various periods from 2023 through 2025, in each case commensurate with similar roles at Snap Inc. John Hunter is not part of Mr. Hunter’s household.
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
Policies and Procedures for Transactions with Related Persons
In May 2023, we entered into a revised policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors, our audit committee, or any other independent board committee, as appropriate. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 ($50,000 prior to the May 2023 revision) and such person would have a direct or indirect interest, must be presented to our board of directors, audit committee, or, as appropriate, an independent committee for review, consideration, and approval. In approving or rejecting any such proposal, the relevant approver is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Finally, as part of the revised policy the board reviewed and pre-approved certain categories of related party transactions. There were no 2023 transactions where the applicable policy was not followed.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coffey, Ms. Coles, Ms. Jenkins, Mr. Lynton, Mr. Meresman (through July 2023), Mr. Miller, Mr. Spence, Ms. Thorpe, and Mr. Vargas do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Audit Fees (1)	$8,339	$8,766
Audit-Related Fees	—	—
Tax Fees (2)	2,952	1,399
All Other Fees (3)	836	593
Total	$12,127	$10,758
(1)Audit fees consist of the fees for professional services rendered for the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, filing of our registration statements, accounting consultations, and audits provided in connection with statutory filings.
(2)Tax fees consist of the fees for professional services rendered in connection with tax compliance, tax advisory, and tax planning.
(3)All other fees consist of fees for professional services other than the services reported in audit fees, audit-related fees, and tax fees.
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
All of the services of Ernst & Young LLP for 2023 and 2022 described above were in accordance with the audit committee pre-approval policy.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Financial Statements and Supplementary Data on page 73.
2.Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

3.5	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 4, 2021

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8.K	001-38017	4.2	April 28, 2020

4.9	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 30, 2021

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
4.10	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.9)	8-K	001-38017	4.2	April 30, 2021

4.11	Indenture, dated February 11, 2022, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	February 11, 2022

4.12	Form of Global Note, representing Snap Inc.’s 0.125% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38017	4.2	February 11, 2022

10.1+	Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.2	February 2, 2017

10.2+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.3	February 2, 2017

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2012 Equity Incentive Plan	S-1	333-215866	10.4	February 2, 2017

10.4+	Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.5	February 2, 2017

10.5+	Forms of grant notice, stock option agreement and notice of exercise under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.6	February 2, 2017

10.6+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. Amended and Restated 2014 Equity Incentive Plan	S-1	333-215866	10.7	February 2, 2017

10.7+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.8+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	10-K	001-38017	10.8	February 3, 2022

10.9+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.1	October 24, 2023

10.10+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.11+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.12+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.13	Co-Founder's Agreement among Snap Inc., Evan Spiegel, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.1	July 21, 2022

10.14	Co-Founder's Agreement among Snap Inc., Robert Murphy, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.2	July 21, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.15+	Employment Agreement by and between Snap Inc. and Evan Spiegel, dated July 21, 2022	8-K	001-38017	10.3	July 21, 2022

10.16+	Employment Agreement by and between Snap Inc. and Robert Murphy, dated July 21, 2022	8-K	001-38017	10.4	July 21, 2022

10.17+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.18+	Amended and Restated Offer Letter, by and between Snap Inc. and Jerry Hunter, dated October 7, 2020	10-K	001-38017	10.16	February 4, 2021

10.19+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.20+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.21+	Offer Letter, by and between Snap Inc. and Erick Young, dated April 14, 2023	8-K	001-3817	10.1	June 5, 2023

10.22+	Snap Inc. 2023 Bonus Program	10-Q	001-38017	10.1	April 27, 2023

10.23	Revolving Credit Agreement by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated May 6, 2022	10-Q	001-38017	10.2	July 21, 2022

10.24	Snap Inc. Non-Employee Director Compensation Policy	10-Q	001-38017	10.3	July 25, 2023

10.25+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

10.26+	Snap Inc. Incentive Compensation Recoupment Policy

10.27+	Snap Inc. 2024 Bonus Program

21.1	List of Subsidiaries	10-K	001-38017	21.1	January 31, 2023

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: February 6, 2024	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2024	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 6, 2024
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 6, 2024
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 6, 2024
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 6, 2024
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	February 6, 2024
Kelly Coffey

/s/ Joanna Coles	Director	February 6, 2024
Joanna Coles

/s/ Elizabeth Jenkins	Director	February 6, 2024
Elizabeth Jenkins

/s/ Michael Lynton	Director	February 6, 2024
Michael Lynton

/s/ Patrick Spence	Director	February 6, 2024
Patrick Spence

/s/ Scott D. Miller	Director	February 6, 2024
Scott D. Miller

/s/ Poppy Thorpe	Director	February 6, 2024
Poppy Thorpe

/s/ Fidel Vargas	Director	February 6, 2024
Fidel Vargas