Form 10-Q
period 2024-03-31
Snap Inc
filed 2024-04-26
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,386,883,641 shares outstanding as of April 23, 2024
Class B common stock, $0.00001 par value	22,528,406 shares outstanding as of April 23, 2024
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 23, 2024

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

NOTE REGARDING USER METRICS AND OTHER DATA
We define a Daily Active User, or DAU, as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during a defined 24-hour period. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We define average revenue per user, or ARPU, as quarterly revenue divided by the average DAUs. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We count a DAU only when a user visits Snapchat through our applications or websites and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day, and becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(305,090)	$(328,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,713	35,220
Stock-based compensation	263,752	314,931
Amortization of debt issuance costs	1,742	1,836
Losses (gains) on debt and equity securities, net	8,968	(10,833)
Other	(16,612)	(10,396)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	162,207	288,373
Prepaid expenses and other current assets	(13,629)	(13,204)
Operating lease right-of-use assets	13,575	17,658
Other assets	(5,142)	850
Accounts payable	(34,089)	(36,972)
Accrued expenses and other current liabilities	(18,381)	(90,191)
Operating lease liabilities	(13,930)	(18,550)
Other liabilities	3,268	1,054
Net cash provided by (used in) operating activities	88,352	151,102
Cash flows from investing activities
Purchases of property and equipment	(50,448)	(47,630)
Purchases of strategic investments	—	(4,480)
Purchases of marketable securities	(465,672)	(874,053)
Sales of marketable securities	—	5,351
Maturities of marketable securities	384,928	924,323
Other	9	2,327
Net cash provided by (used in) investing activities	(131,183)	5,838
Cash flows from financing activities
Proceeds from the exercise of stock options	69	29
Repurchases of Class A non-voting common stock	(235,114)	—
Deferred payments for acquisitions	—	(2,028)
Repurchases of convertible notes	(440,706)	—
Net cash provided by (used in) financing activities	(675,751)	(1,999)
Change in cash, cash equivalents, and restricted cash	(718,582)	154,941
Cash, cash equivalents, and restricted cash, beginning of period	1,782,462	1,423,776
Cash, cash equivalents, and restricted cash, end of period	$1,063,880	$1,578,717
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,194,773	$988,608
Costs and expenses:
Cost of revenue	574,749	439,986
Research and development	449,759	455,112
Sales and marketing	276,034	268,433
General and administrative	227,463	190,341
Total costs and expenses	1,528,005	1,353,872
Operating loss	(333,232)	(365,264)
Interest income	39,898	37,948
Interest expense	(4,743)	(5,885)
Other income (expense), net	(81)	11,372
Loss before income taxes	(298,158)	(321,829)
Income tax benefit (expense)	(6,932)	(6,845)
Net loss	$(305,090)	$(328,674)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.19)	$(0.21)
Diluted	$(0.19)	$(0.21)
Weighted average shares used in computation of net loss per share:
Basic	1,647,387	1,581,370
Diluted	1,647,387	1,581,370
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(305,090)	$(328,674)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(3,604)	9,395
Foreign currency translation	(2,777)	2,915
Total other comprehensive income (loss), net of tax	(6,381)	12,310
Total comprehensive loss	$(311,471)	$(316,364)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,060,393	$1,780,400
Marketable securities	1,850,622	1,763,680
Accounts receivable, net of allowance	1,108,357	1,278,176
Prepaid expenses and other current assets	167,385	153,587
Total current assets	4,186,757	4,975,843
Property and equipment, net	426,363	410,326
Operating lease right-of-use assets	511,117	516,862
Intangible assets, net	127,658	146,303
Goodwill	1,691,524	1,691,827
Other assets	223,982	226,597
Total assets	$7,167,401	$7,967,758
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$246,217	$278,961
Operating lease liabilities	36,649	49,321
Accrued expenses and other current liabilities	829,579	805,836
Total current liabilities	1,112,445	1,134,118
Convertible senior notes, net	3,301,466	3,749,400
Operating lease liabilities, noncurrent	553,741	546,279
Other liabilities	68,401	123,849
Total liabilities	5,036,053	5,553,646
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,437,758 shares issued, 1,388,965 shares outstanding at March 31, 2024, and 3,000,000 shares authorized, 1,440,541 shares issued, 1,391,341 shares outstanding at December 31, 2023.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,528 shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2024 and December 31, 2023.	2	2
Treasury stock, at cost. 48,793 and 49,200 shares of Class A non-voting common stock at March 31, 2024 and December 31, 2023, respectively.	(475,939)	(479,903)
Additional paid-in capital	14,873,261	14,613,404
Accumulated deficit	(12,266,740)	(11,726,536)
Accumulated other comprehensive income (loss)	750	7,131
Total stockholders’ equity	2,131,348	2,414,112
Total liabilities and stockholders’ equity	$7,167,401	$7,967,758
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,391,341	$14	1,319,930	$13
Shares issued in connection with exercise of stock options under stock-based compensation plans	5	—	3	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	18,232	—	20,745	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	8	—
Repurchases of Class A non-voting common stock	(21,020)	—	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	407	—	370	—
Balance, end of period	1,388,965	14	1,341,056	13
Class B voting common stock
Balance, beginning of period	22,528	—	22,529	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	1	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	(8)	—
Balance, end of period	22,528	—	22,522	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2
Issuance of Class C voting common stock for settlement of restricted stock units, net	—	—	—	—
Balance, end of period	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	49,200	(479,903)	51,312	(500,514)
Repurchases of Class A non-voting common stock	21,020	(235,114)	—	—
Retirement of Class A non-voting common stock	(21,020)	235,114	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(407)	3,964	(370)	3,608
Balance, end of period	48,793	(475,939)	50,942	(496,906)
Additional paid-in capital
Balance, beginning of period	—	14,613,404	—	13,309,828
Stock-based compensation expense	—	263,752	—	314,077
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	68	—	29
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(3,963)	—	(3,608)
Balance, end of period	—	14,873,261	—	13,620,326
Accumulated deficit
Balance, beginning of period	—	(11,726,536)	—	(10,214,657)
Net loss	—	(305,090)	—	(328,674)
Retirement of Class A non-voting common stock	—	(235,114)	—	—
Balance, end of period	—	(12,266,740)	—	(10,543,331)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	7,131	—	(13,974)
Other comprehensive income (loss), net of tax	—	(6,381)	—	12,310
Balance, end of period	—	750	—	(1,664)
Total stockholders’ equity	1,691,913	$2,131,348	1,646,147	$2,578,440
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
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) in February 2024 (the “Annual Report”).
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
In June 2023, in connection with a proposed settlement of a class-action lawsuit, and as amended in December 2023, we agreed to modify the conditions for the Future Stock Split, subject to various conditions, including judicial approval of the settlement. In February 2024, the settlement was approved by the court and the class-action lawsuit was resolved. The Future Stock Split will not be declared and paid until the first business day following the date on which (i)

the VWAP per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
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
We also generate revenue from subscriptions and sales of hardware products. Sales of hardware products are reported net of allowances for returns. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
North America (1) (2)	$733,388	$632,560
Europe (3)	200,092	155,615
Rest of world	261,293	200,433
Total revenue	$1,194,773	$988,608
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $710.8 million and $612.4 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $98.4 million and $93.7 million as of March 31, 2024 and December 31, 2023, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.
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
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended March 31,
	2024			2023
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(258,022)	$(4,172)	$(42,896)	$(275,851)	$(4,681)	$(48,142)
Net loss attributable to common stockholders	$(258,022)	$(4,172)	$(42,896)	$(275,851)	$(4,681)	$(48,142)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,393,232	22,528	231,627	1,327,221	22,522	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,393,232	22,528	231,627	1,327,221	22,522	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.19)	$(0.19)	$(0.21)	$(0.21)	$(0.21)
Diluted	$(0.19)	$(0.19)	$(0.19)	$(0.21)	$(0.21)	$(0.21)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	1,580	3,155
Unvested RSUs and RSAs	145,364	128,086
Convertible Notes (if-converted)	69,368	89,379

4. Stockholders’ Equity
We maintain three share-based employee compensation plans: the 2017 Equity Incentive Plan (the “2017 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the 2012 Equity Incentive Plan (the “2012 Plan,” and collectively with the 2017 Plan and the 2014 Plan, the “Stock Plans”). The 2017 Plan serves as the successor to the 2014 Plan and 2012 Plan and provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the three months ended March 31, 2024:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2023	157,130	$12.82
Granted	23,248	$13.16
Vested	(18,781)	$15.55
Forfeited	(16,233)	$12.06
Unvested at March 31, 2024	145,364	$12.61
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.5 billion as of March 31, 2024 and is expected to be recognized over a weighted-average period of 2.0 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans for the three months ended March 31, 2024:

	Number of Class A Shares	Number of Class B Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2023	1,692	5	$14.90	4.41	$5,225
Granted	—	—	$—	—	$—
Exercised	(5)	—	$13.33	—	$—
Forfeited	(112)	—	$12.47	—	$—
Outstanding at March 31, 2024	1,575	5	$15.08	4.18	$301
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of March 31, 2024 and December 31, 2023.
As of March 31, 2024, there was no unrecognized compensation cost related to stock options granted under the Stock Plans.

Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,815	$1,885
Research and development	174,519	219,850
Sales and marketing	54,656	54,939
General and administrative	32,762	38,257
Total	$263,752	$314,931
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the first quarter of 2024, we repurchased and retired 21.0 million shares of our Class A common stock for an aggregate of $235.1 million, including costs associated with the repurchases. As of March 31, 2024, the remaining availability under the stock repurchase authorization was $75.9 million. This program was completed in April 2024.
5. Business Acquisitions
2023 Acquisitions
For the year ended December 31, 2023, aggregate purchase consideration for business acquisitions was $73.1 million, which primarily consisted of $56.3 million in cash and $12.6 million recorded in other liabilities on our consolidated balance sheet. Of the aggregate purchase consideration, $42.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$1,691,827
Goodwill acquired	—
Foreign currency translation	(303)
Balance as of March 31, 2024	$1,691,524

Intangible assets consisted of the following:

	As of March 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.8	$745	$(563)	$182
Technology	2.7	315,233	(206,984)	108,249
Patents	8.7	39,373	(20,146)	19,227
Other	—	6,000	(6,000)	—
Total intangible assets		$361,351	$(233,693)	$127,658

	As of December 31, 2023
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.0	$745	$(546)	$199
Technology	2.8	323,313	(197,608)	125,705
Patents	8.8	39,373	(19,099)	20,274
Other	—	6,000	(5,875)	125
Total intangible assets		$369,431	$(223,128)	$146,303
Amortization of intangible assets was $18.6 million and $17.8 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2024	$41,404
2025	41,493
2026	20,279
2027	12,104
2028	4,323
Thereafter	8,055
Total	$127,658
7. Long-Term Debt
Convertible Notes
2028 Notes
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028 (the “2028 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2028 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
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
Note Repurchases
In February 2024, we entered into various privately negotiated repurchase transactions (collectively, the “Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $100.0 million in aggregate principal of the 2025 Notes and $351.2 million in aggregate principal of the 2026 Notes for a cash repurchase price of $440.7 million, including costs associated with the Note Repurchases. The Note Repurchases resulted in a $8.8 million gain on extinguishment included within other income (expense), net on our consolidated statements of operations.
The Convertible Notes consisted of the following:

	As of March 31, 2024			As of December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
	(in thousands)
2025 Notes	$184,105	$(459)	$183,646	$284,105	$(871)	$283,234
2026 Notes	487,286	(1,788)	485,498	838,482	(3,402)	835,080
2027 Notes	1,150,000	(6,582)	1,143,418	1,150,000	(7,114)	1,142,886
2028 Notes	1,500,000	(11,096)	1,488,904	1,500,000	(11,800)	1,488,200
Total	$3,321,391	$(19,925)	$3,301,466	$3,772,587	$(23,187)	$3,749,400
As of March 31, 2024, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes will be amortized over the remaining period of approximately 1.1 years, 2.3 years, 3.1 years, and 3.9 years, respectively.
Interest expense related to the amortization of debt issuance costs was $1.6 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Contractual interest expense was $1.8 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of March 31, 2024 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the second quarter of 2024. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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

The Capped Call Transactions are intended to reduce potential dilution to holders of our Class A common stock beyond the conversion prices up to the cap prices on any conversion of the Convertible Notes or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2024, the Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2024, we had $60.8 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments as of March 31, 2024, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers and directors were named as defendants in a securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit and continue to defend the lawsuit vigorously. Based on the preliminary nature of the proceedings in this case, the outcome of this matter remains uncertain.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2024. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2024.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2024 and 2042. Total operating lease costs were $25.4 million and $25.0 million for the three months ended March 31, 2024 and 2023, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of March 31,
	2024	2023
Weighted-average remaining lease term	9.8	6.3
Weighted-average discount rate	6.1%	4.8%
The maturities of our operating lease liabilities as of March 31, 2024 were as follows:

Operating Leases
(in thousands)
Remainder of 2024	$57,484
2025	79,769
2026	86,676
2027	78,026
2028	76,753
Thereafter	431,887
Total lease payments	$810,595
Less: Imputed interest	(220,205)
Present value of lease liabilities	$590,390
As of March 31, 2024, we had additional operating leases that have not yet commenced for facilities with lease obligations of $63.0 million. These operating leases will commence between 2024 and 2026 with lease terms of approximately 6 years to 11 years.
Cash payments included in the measurement of our operating lease liabilities were $28.2 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $10.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
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

The following table summarizes our strategic investments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Initial cost	$106,218	$106,368
Cumulative upward adjustments	147,499	147,317
Cumulative downward adjustments, including impairments	(64,656)	(58,357)
Carrying value	$189,061	$195,328
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$—
Unrealized gains on strategic investments still held at the reporting date	182	1,079
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(6,449)	(975)
Gains (losses) on strategic investments, net	$(6,267)	$104
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
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing observable market-based inputs to determine their fair value.
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,023,276	$—	$(7)	$1,023,269
Level 1 securities:
U.S. government securities	1,438,436	71	(6,179)	1,432,328
U.S. government agency securities	63,612	—	(124)	63,488
Level 2 securities:
Corporate debt securities	196,494	93	(164)	196,423
Commercial paper	184,625	—	—	184,625
Total	$2,906,443	$164	$(6,474)	$2,900,133

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,780,402	$—	$—	$1,780,402
Level 1 securities:
U.S. government securities	1,295,918	894	(3,919)	1,292,893
U.S. government agency securities	138,420	31	(188)	138,263
Level 2 securities:
Corporate debt securities	234,336	577	(99)	234,814
Commercial paper	65,380	—	—	65,380
Certificates of deposit	18,725	—	—	18,725
Total	$3,533,181	$1,502	$(4,206)	$3,530,477
Gross unrealized losses on marketable debt securities were not material for the three months ended March 31, 2024 and 2023. As of March 31, 2024, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of March 31, 2024, $479.7 million of our total $1.8 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $10.9 million and $13.6 million as of March 31, 2024 and December 31, 2023, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$137
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(2,721)	10,594
Gains (losses) on publicly traded equity securities, net	$(2,721)	$10,731
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $179.2 million, $467.6 million, $927.9 million, and $1,139.7 million, respectively. As of December 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $300.9 million, $893.2 million, $921.5 million, and $1,181.7 million, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $6.9 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.

13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2023	$(2,860)	$9,991	$7,131
Other comprehensive income (loss) before reclassifications	(3,592)	(2,777)	(6,369)
Amounts reclassified from AOCI (1)	(12)	—	(12)
Net current period other comprehensive income (loss)	(3,604)	(2,777)	(6,381)
Balance at March 31, 2024	$(6,464)	$7,214	$750
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Long-lived Assets
The following table lists long-lived assets by geographic area, which includes property and equipment, net and operating lease right-of-use assets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
United States	$633,569	$646,546
United Kingdom	235,535	218,326
Rest of world (1)	68,376	62,316
Total long-lived assets, net	$937,480	$927,188
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.
15. Restructuring
2024 Restructuring
In the first quarter of 2024, we announced a plan to reduce hierarchy and concentrate our team members in major hub locations to support in-person collaboration, resulting in the reduction of our global headcount by approximately 10%.
The following table summarizes the 2024 restructuring charges included in our consolidated statement of operations for the three months ended March 31, 2024:

	Severance and Related Charges (1)	Stock-Based Compensation Expense (Benefit)	Other (2)	Total
	(in thousands)
Cost of revenue	$837	$207	$—	$1,044
Research and development	31,269	4,517	3,201	38,987
Sales and marketing	15,256	4,218	—	19,474
General and administrative	6,265	95	2,351	8,711
Total	$53,627	$9,037	$5,552	$68,216
(1)Severance and related charges include cash severance expenses and other termination benefits. The majority of cash paid for restructuring in the first quarter of 2024 was related to severance and benefits.
(2)Other primarily includes intangible asset amortization and depreciation expense.
The remaining charges related to the 2024 restructuring are expected to be immaterial. The liabilities related to the 2024 restructuring were immaterial as of March 31, 2024.

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
Overview of First Quarter 2024 Results
Our key user metrics and financial results for the first quarter of 2024 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 10% year-over-year to 422 million in Q1 2024.
•Average revenue per user, or ARPU, was $2.83 in Q1 2024, compared to $2.58 in Q1 2023.
Financial Results
•Revenue was $1,194.8 million in Q1 2024, compared to $988.6 million in Q1 2023, an increase of 21% year-over-year.
•Total costs and expenses were $1,528.0 million in Q1 2024, compared to $1,353.9 million in Q1 2023.
•Net loss was $305.1 million in Q1 2024, compared to $328.7 million in Q1 2023.
•Diluted net loss per share was $(0.19) in Q1 2024, compared to $(0.21) in Q1 2023.
•Adjusted EBITDA was $45.7 million in Q1 2024, compared to $0.8 million in Q1 2023.
•Cash provided by operating activities was $88.4 million in Q1 2024, compared to $151.1 million in Q1 2023.
•Free Cash Flow was $37.9 million in Q1 2024, compared to $103.5 million in Q1 2023.
•Cash, cash equivalents, and marketable securities were $2.9 billion as of March 31, 2024.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. Recently, we conducted a strategic reprioritization to realign our focus on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality. We believe that we can be successful in our current operating environment, with various macroeconomic factors impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. However, the impact of our strategic reprioritization and recent restructurings is difficult to predict.
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
Trends in User Metrics
We define a DAU as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during a defined 24-hour period. We define ARPU as quarterly revenue divided by the average DAUs. We assess the health of our business by measuring DAUs and ARPU because we believe that these metrics are important ways for both management and investors to understand engagement and monitor the performance of our platform. We also measure ARPU because we believe that this metric helps our management and investors to assess the extent to which we are monetizing our service.
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 422 million DAUs on average in the first quarter of 2024, an increase of 39 million, or 10%, from the first quarter of 2023.

Quarterly Average Daily Active Users (1) (in millions)
Global

450
400
350
300
250
200
150
100
50
0
332
347
363
375
383
397
406
414
422
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

YoY growth:	18%	18%	19%	17%	15%	14%	12%	10%	10%
(1)     Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
98
99
100
100
100
101
101
100
100
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

YoY growth:	5%	4%	4%	3%	3%	2%	1%	—%	(1)%	10%	10%	11%	12%	10%	9%	7%	4%	4%
(2)    North America includes Mexico, the Caribbean, and Central America.
(3)    Europe includes Russia and Turkey.

Rest of World

240
220
200
180
160
140
120
100
80
60
40
20
0
150
162
175
183
190
202
211
218
226
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

YoY growth:	36%	35%	34%	31%	27%	25%	21%	19%	19%
Monetization
We recorded revenue of $1,194.8 million for the three months ended March 31, 2024, compared to revenue of $988.6 million for the same period in 2023, an increase of 21% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.83 in the first quarter of 2024, compared to $2.58 in the first quarter of 2023. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.20
$3.20
$3.11
$3.47
$2.58
$2.69
$2.93
$3.29
$2.83
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$7.77
$7.93
$8.13
$8.77
$6.37
$6.83
$7.82
$8.96
$7.44
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.95
$0.96
$0.89
$1.10
$1.00
$0.98
$0.96
$1.03
$1.13
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$1,194,773	$988,608
Operating loss	$(333,232)	$(365,264)
Net loss	$(305,090)	$(328,674)
Adjusted EBITDA (1)	$45,659	$813
(1)For information on how we define and calculate Adjusted EBITDA, and a reconciliation of net loss to Adjusted EBITDA, see “Non-GAAP Financial Measures.”
Components of Results of Operations
Revenue
We generate substantially all of our revenue through the sale of our advertising products, which primarily include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the content partner. We also generate revenue from subscriptions and sales of hardware products. Sales of hardware products are reported net of allowances for returns.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,194,773	$988,608
Costs and expenses (1) (2):
Cost of revenue	574,749	439,986
Research and development	449,759	455,112
Sales and marketing	276,034	268,433
General and administrative	227,463	190,341
Total costs and expenses	1,528,005	1,353,872
Operating loss	(333,232)	(365,264)
Interest income	39,898	37,948
Interest expense	(4,743)	(5,885)
Other income (expense), net	(81)	11,372
Loss before income taxes	(298,158)	(321,829)
Income tax benefit (expense)	(6,932)	(6,845)
Net loss	$(305,090)	$(328,674)
Adjusted EBITDA (3)	$45,659	$813
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,815	$1,885
Research and development	174,519	219,850
Sales and marketing	54,656	54,939
General and administrative	32,762	38,257
Total	$263,752	$314,931
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,150	$3,226
Research and development	27,598	24,139
Sales and marketing	4,577	5,073
General and administrative	7,388	2,782
Total	$41,713	$35,220
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	48	45
Research and development	38	46
Sales and marketing	23	27
General and administrative	19	19
Total costs and expenses	128	137
Operating loss	(28)	(37)
Interest income	3	4
Interest expense	—	—
Other income (expense), net	—	1
Loss before income taxes	(25)	(32)
Income tax benefit (expense)	(1)	(1)
Net loss	(26)%	(33)%
Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue	$1,194,773	$988,608
Revenue as a dollar change		$206,165
Revenue as a percentage change		21%
Revenue for the three months ended March 31, 2024 increased $206.2 million compared to the same period in 2023. The increase was primarily due to a combination of growth in advertisers, optimization efficiencies, and improvement in auction-based advertising demand. The increase was also driven by higher subscription revenue due to growth in the number of subscribers.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Cost of Revenue	$574,749	$439,986
Cost of Revenue as a dollar change		$134,763
Cost of Revenue as a percentage change		31%
Cost of revenue for the three months ended March 31, 2024 increased $134.8 million compared to the same period in 2023. The increase was primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Research and Development Expenses	$449,759	$455,112
Research and Development Expenses as a dollar change		$(5,353)
Research and Development Expenses as a percentage change		(1)%
Research and development expenses for the three months ended March 31, 2024 decreased $5.4 million compared to the same period in 2023. The decrease was primarily driven by lower stock-based compensation expenses due to lower headcount compared to the prior period, partially offset by $39.0 million relating to restructuring charges in the current period.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Sales and Marketing Expenses	$276,034	$268,433
Sales and Marketing Expenses as a dollar change		$7,601
Sales and Marketing Expenses as a percentage change		3%
Sales and marketing expenses for the three months ended March 31, 2024 increased $7.6 million compared to the same period in 2023. The increase was primarily driven by $19.5 million relating to restructuring charges in the current period, partially offset by lower stock-based compensation expenses due to lower headcount compared to the prior period.
General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
General and Administrative Expenses	$227,463	$190,341
General and Administrative Expenses as a dollar change		$37,122
General and Administrative Expenses as a percentage change		20%
General and administrative expenses for the three months ended March 31, 2024 increased $37.1 million compared to the same period in 2023. The increase was primarily driven by $8.7 million relating to restructuring charges in the current period, higher spend on external professional services, and increased facilities costs associated with return to office initiatives, partially offset by lower stock-based compensation expenses.

Interest Income

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Interest Income	$39,898	$37,948
Interest Income as a dollar change		$1,950
Interest Income as a percentage change		5%
Interest income for the three months ended March 31, 2024 increased $2.0 million compared to the same period in 2023. The increase was primarily a result of higher interest rates on U.S. government-backed securities, offset by a lower overall invested cash balance.
Interest Expense

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Interest Expense	$(4,743)	$(5,885)
Interest Expense as a dollar change		$1,142
Interest Expense as a percentage change		(19)%
Interest expense for the three months ended March 31, 2024 decreased $1.1 million compared to the same period in 2023. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Other Income (Expense), Net	$(81)	$11,372
Other Income (Expense), Net as a dollar change		$(11,453)
Other Income (Expense), Net as a percentage change		(101)%
Other expense, net for the three months ended March 31, 2024 was $0.1 million, compared to other income, net of $11.4 million in the same period in 2023. Other expense, net for the three months ended March 31, 2024 was primarily a result of $6.3 million in net losses on strategic investments and $2.7 million in unrealized losses on publicly traded securities classified as marketable securities, partially offset by a $8.8 million gain on extinguishment associated with the Note Repurchases. Other income, net for the three months ended March 31, 2023 was primarily a result of $10.7 million in total gains on publicly traded securities classified as marketable securities and $1.1 million in unrealized gains on strategic investments.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Income Tax Benefit (Expense)	$(6,932)	$(6,845)
Income Tax Benefit (Expense) as a dollar change		$(87)
Income Tax Benefit (Expense) as a percentage change		(1)%
Effective Tax Rate	(2.3)%	(2.1)%
Income tax expense for the three months ended March 31, 2024 was $6.9 million, compared to an income tax expense of $6.8 million for the same period in 2023. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(305,090)	$(328,674)
Net Loss as a dollar change		$23,584
Net Loss as a percentage change		7%

Adjusted EBITDA	$45,659	$813
Adjusted EBITDA as a dollar change		$44,846
Adjusted EBITDA as a percentage change		NM
Net loss for the three months ended March 31, 2024 was $305.1 million, compared to $328.7 million for the same period in 2023. The decrease in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three months ended March 31, 2024 was $45.7 million, compared to $0.8 million for the same period in 2023. The increase was primarily attributable to increased revenue, partially offset by higher cost of revenue, sales and marketing, and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities were $2.9 billion as of March 31, 2024, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the first quarter of 2024, we repurchased and retired 21.0 million shares of our Class A common stock for an aggregate of $235.1 million, including costs associated with the repurchases. As of March 31, 2024, the remaining availability under the stock repurchase authorization was $75.9 million. This program was completed in April 2024.
In February 2024, we entered into various privately negotiated repurchase transactions (collectively, the “Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $100.0 million in aggregate principal of the 2025 Notes and $351.2 million in aggregate principal of the 2026 Notes for a cash repurchase price of $440.7 million, including costs associated with the Note Repurchases.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2024, we had $60.8 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2024 and as a result, the 2028 Notes will not be eligible for optional conversion during the second quarter of 2024. As of March 31, 2024, the outstanding principal of the 2028 Notes was $1.50 billion.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2024 and as a result, the 2027 Notes will not be eligible for optional conversion during the second quarter of 2024. As of March 31, 2024, the outstanding principal of the 2027 Notes was $1.15 billion.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2024 and as a result, the 2025 Notes will not be eligible for optional conversion during the second quarter of 2024. As of March 31, 2024, the outstanding principal of the 2025 Notes was $184.1 million.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of March 31, 2024 and as a result, the 2026 Notes will not be eligible for optional conversion during the second quarter of 2024. As of March 31, 2024, the outstanding principal of the 2026 Notes was $487.3 million.
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

As of March 31, 2024, approximately 4.0% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$88,352	$151,102
Net cash provided by (used in) investing activities	(131,183)	5,838
Net cash provided by (used in) financing activities	(675,751)	(1,999)
Change in cash, cash equivalents, and restricted cash	$(718,582)	$154,941
Free Cash Flow (1)	$37,904	$103,472
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Three Months Ended March 31, 2024 and 2023
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $88.4 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $151.1 million for the same period in 2023, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $263.8 million and depreciation and amortization expense of $41.7 million. Net cash provided by operating activities for the three months ended March 31, 2024 was also driven by a $162.2 million decrease in accounts receivable due to higher collections and a reduction in billings in the period, partially offset by a $34.1 million decrease in accounts payable and a $18.4 million decrease in accrued expenses and other current liabilities, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $131.2 million for the three months ended March 31, 2024, compared to net cash provided by investing activities of $5.8 million for the same period in 2023. Our investing activities for the three months ended March 31, 2024 primarily consisted of purchases of marketable securities of $465.7 million and purchases of property and equipment of $50.4 million, partially offset by maturities of marketable securities of $384.9 million. Net cash provided by investing activities for the three months ended March 31, 2023 primarily consisted of maturities of marketable securities of $924.3 million, partially offset by purchases of marketable securities of $874.1 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $675.8 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $2.0 million for the same period in 2023. Our financing activities for the three months ended March 31, 2024 primarily consisted of repurchases of our Convertible Notes for $440.7 million and repurchases of our Class A common stock for an aggregate of $235.1 million. Our financing activities for the three months ended March 31, 2023 were not material.
Free Cash Flow
Free Cash Flow was $37.9 million for the three months ended March 31, 2024, compared to $103.5 million for the same period in 2023. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $50.4 million and $47.6 million for the three months ended March 31, 2024 and 2023, respectively. See “Non-GAAP Financial Measures.”

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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; payroll and other tax expense related to stock-based compensation; and certain other items impacting net income (loss) from time to time. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in Adjusted EBITDA.
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$88,352	$151,102
Less:
Purchases of property and equipment	(50,448)	(47,630)
Free Cash Flow	$37,904	$103,472

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(305,090)	$(328,674)
Add (deduct):
Interest income	(39,898)	(37,948)
Interest expense	4,743	5,885
Other (income) expense, net	81	(11,372)
Income tax (benefit) expense	6,932	6,845
Depreciation and amortization	38,098	35,220
Stock-based compensation expense	254,715	314,931
Payroll and other tax expense related to stock-based compensation	15,970	15,926
Restructuring charges (1)	70,108	—
Adjusted EBITDA	$45,659	$813
(1)Restructuring charges primarily include $68.2 million of cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 15 in our consolidated financial statements.
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
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments, as of March 31, 2024, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.1 billion and $1.8 billion at March 31, 2024 and December 31, 2023, respectively. We had marketable securities totaling $1.9 billion and $1.8 billion at March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.50 billion, the full amount of which is outstanding as of March 31, 2024. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of March 31, 2024. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $184.1 million remains outstanding as of March 31, 2024. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $487.3 million remains outstanding as of March 31, 2024. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Numerous school districts have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP. The Nevada Attorney General also filed a lawsuit against us in Nevada state court making similar allegations. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
On August 2, 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between our co-founders and us, in which our co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders, constituted a breach of fiduciary duty, and should have been put to a vote of the Class A stockholders. In June 2023, we entered into a Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, with prejudice, subject to approval by the court and the satisfaction of various conditions. The parties entered an amended Stipulation of Compromise and Settlement in December 2023 pursuant to which we agreed, among other things, to modify the conditions for the issuance of the stock dividend. While we continue to believe we have meritorious defenses to the lawsuit, we understand that litigation is inherently uncertain and have agreed to the settlement to resolve the disputes, avoid the costs and risks of further litigation, and avoid unwarranted distractions to our management. This settlement was approved by the Court in February 2024.
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
Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q.
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
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content, artificial intelligence, or AI, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, may lead to costly litigation or otherwise adversely impact our business.
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
We had 422 million daily active users, or DAUs, on average in the quarter ended March 31, 2024. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many of the countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from targeting advertising to teens based on the profiling of personal data. Other legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes in exchange for money or other valuable consideration, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and present laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options and certain rights related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing Snap to combine certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect or use certain user data and our advertising partners’ ability to deliver relevant content, all of which could negatively impact our business.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of March 31, 2024, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2024, we had an accumulated deficit of $12.3 billion and for the three months ended March 31, 2024, we had a net loss of $305.1 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.
We depend on the continued services and performance of our key personnel, including Mr. Spiegel and Mr. Murphy. Although we have entered into employment agreements with Mr. Spiegel and Mr. Murphy, the agreements are at-

will, which means that they may resign or could be terminated for any reason at any time. Mr. Spiegel and Mr. Murphy are high profile individuals who have received threats in the past and are likely to continue to receive threats in the future. Mr. Spiegel, as Chief Executive Officer, has been responsible for our company’s strategic vision and Mr. Murphy, as Chief Technology Officer, developed the Snapchat application’s technical foundation. Should either of them stop working for us for any reason, it is unlikely that the other co-founder would be able to fulfill all of the responsibilities of the departing co-founder nor is it likely that we would be able to immediately find a suitable replacement. The loss of key personnel, including members of management and key engineering, product development, marketing, and sales personnel, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Further, negative perception of our DEI initiatives, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts.
As we continue to adapt and update our business model and priorities, or if our stock price declines, our equity awards may not be as effective an incentive to attract, retain, and motivate team members. Stock price declines may also cause us to offer additional equity awards to our existing team members to aid in retention. Furthermore, if we issue significant equity to attract and retain team members, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow or effectively manage our business and our business could be seriously harmed.
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
In particular, severe cyber extortion incidents, including ransomware attacks, are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these incidents, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, for certain employees we permit a hybrid work environment, which has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained on- or off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or engage in fraudulent advertising. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals.
We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, AI, encryption and authentication technology, employee email, content delivery, and other functions. We may also rely on third parties to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party service provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be improperly accessed or disclosed, and we may experience adverse consequences. And even if these third parties take all of these steps, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if the third parties on whom we rely fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Moreover, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third-party and open source software to operate our platform and to assist in the operation of our business, which software may contain, now or in the future, bugs, vulnerabilities, or errors that could be discovered or disclosed publicly before a patch or fix is available and exploited by internal or external cyber threat actors.
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

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user visits Snapchat through our applications or websites, and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day, becoming a DAU. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAU may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
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
Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, local and foreign laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content, the use of AI, and other matters. Many of these obligations are subject to change and uncertain interpretation, and our actual or perceived failure to comply with such obligations could result in investigations, claims (including class actions), mass arbitration demands, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, or other adverse consequences, any of which could seriously harm our business.
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property. Accordingly, we are subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection. We also are or may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, AI, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, and manage the risks of harm to users from illegal and harmful content, such as terrorism, child sexual exploitation and abuse, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by minors, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class-action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These laws also allow for statutory fines for noncompliance and, in some instances, provide for civil penalties for violations and a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation, and could seriously harm our business.
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
We use AI, including generative AI, in consumer-facing features of our products and services, such My AI, and in the operation of our business. The development and use of AI presents various privacy and security risks that may impact our business. AI is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several countries in which we operate or have users have proposed or enacted, or are considering, laws governing AI, which we are or may be subject to. The legal landscape around intellectual property rights in AI, and the use, training, implementation, privacy, and safety of AI, is evolving, including ongoing litigation against our peers relating to the use of data protected by global intellectual property and privacy laws. These obligations may make it harder for us to use AI in our products or services, lead to regulatory fines or penalties, or require us to change our business practices, retrain our AI, or prevent or limit our use of AI. We are subject to ongoing investigations by the UK Information Commissioner’s Office, or ICO, and other regulatory agencies regarding the use and operation of My AI, and in October 2023 the ICO issued a preliminary enforcement notice regarding our data impact assessment of My AI. Given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI features and use, training, and implementation of AI could subject us to regulatory action, product restrictions, fines, litigation, and reputational harm, and require us to expend significant resources, all of which may seriously harm our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our reputation and user engagement may be harmed, and we may be required to change our business practices, retrain our AI, or limit our use of AI. Furthermore, certain proposed regulations related to AI could, if adopted, impose onerous obligations related to the use of AI-related systems and may require us to change our products or business practices to comply with such obligations.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class-action litigation or mass arbitration demands.
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
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class-action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use or transfer personal data. Certain regulators may prohibit our use of certain personal data as a result of enforcement actions or similar proceedings. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the Federal Trade Commission, or FTC, resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. In addition, in June 2014, we entered into a 10-year assurance of discontinuance with the Attorney General of Maryland implementing similar practices, including measures to prevent minors under the age of 13 from creating accounts and providing annual compliance reports. Violating existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
•the content on Snapchat does not maintain or gain popularity; or
•we fail to attract prospective subscribers to Snapchat+, retain existing subscribers, or effectively continue to monetize Snapchat+.
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
As we continue to adapt and update our business model and priorities and we are required to implement more complex organizational management structures, we may also find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance and seriously harm our business.
We periodically make changes to our business and priorities. Recently, we undertook a broad strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or workforce reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring, and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
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
Our reputation and ability to attract, retain, and serve users depends on the reliable performance of Snapchat and our underlying technology infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our products and services from time to time. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages caused by us or other service providers that could seriously harm our business. If Snapchat is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to Snapchat as often in the future, or at all. As our user base and the volume and types of information shared on Snapchat grow, we will need an increasing amount of technology infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs which could significantly increase our costs. It is possible that we may fail to effectively scale and grow our technology infrastructure to accommodate these increased demands, or that improving our current technology infrastructure will require significant resources and delay or hinder the development of other products or services. In addition, our business is subject to interruptions, delays, and failures resulting from earthquakes, other natural disasters, geo-political conflicts, terrorism, pandemics, and other catastrophic events. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. Wars or other armed conflicts could damage or diminish our access to our technology infrastructure or regional networks and disrupt our services, which could seriously harm our business and financial performance.
As discussed in these risk factors, substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. We also rely on third parties for other technology related services, including certain AI functions. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could seriously harm our business. Any financial or other difficulties these providers face may seriously harm our business. And because we exercise little control over these providers, we are vulnerable to problems with the services they provide and increases in the costs of these services.
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
Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state, and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose age-based restrictions on access to Snapchat, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild our products or the infrastructure for our products. Federal, state, or local governments in the United States have taken and may continue to take similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political conflicts may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.
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
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Negative public perception regarding us (including regarding our privacy or security practices, products, illicit use of our products, litigation, or employee matters, or regarding the actions of our founders, our partners, our users, or other companies in our industry) or unfavorable legislative, litigation, or regulatory actions could seriously harm our reputation and brand, and result in decreased revenue, fewer application installs (or increased application un-installs), or declining engagement or growth rates. For example, new laws may increase the minimum age at which individuals are able to access our products or require parental consent for the use of our products. In addition, parental or general public perception of our industry or Snapchat in particular could adversely affect the size, demographics, engagement, and loyalty of our user base, any of which could seriously harm our business.
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
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, we recently undertook a broad strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or workforce reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations. For example, many companies in our industry have received additional information requests from the U.S. Equal Employment Opportunity Commission, and companies with operations in California, including us, have received additional information requests and notices of cause from the California Civil Rights Department (formerly the California Department of Fair Employment and Housing) regarding employment practices, including pay equity. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business.
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
We are currently, and expect to be in the future, party to lawsuits contending that we should be legally responsible for content created by our users or harms experienced by our users. These lawsuits can be expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.
We rely on a variety of Constitutional, statutory, and common-law frameworks that provide that we are not legally responsible for content created by our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, the First Amendment, and the fair-use doctrine. However, these provisions, statutes, and doctrines are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments to the CDA each year since 2019 including, among other things, proposals that would narrow the scope of CDA protection, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
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
Similarly, because we have a large number of stockholders, class-action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class-action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency, or ATT, framework would have on our business. In August 2022, we, and certain of our directors, were named as defendants in a class-action lawsuit in Delaware Chancery Court purportedly brought on behalf of Class A stockholders, alleging that a transaction between the company’s co-founders and the company, in which the co-founders agreed to employment agreements and we agreed to amend our certificate of incorporation and issue a stock dividend if certain conditions were met, was not advantageous to the stockholders and constituted a breach of fiduciary duty. In December 2023, we entered into an Amended Stipulation of Compromise and Settlement to settle and dismiss the lawsuit, which was approved by the Delaware Court of Chancery in February 2024.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2024, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, and others have proposed, in each case potentially on a temporary basis pending the implementation of the “two-pillar solution” described below, taxes based on gross receipts applicable to digital services regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. While it remains uncertain whether Pillar One will be adopted, based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if it is ultimately adopted and if our global revenue exceeds the Pillar One thresholds. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of the Pillar Two proposal from the start of 2024. Further widespread implementation of Pillar Two is anticipated, with incremental aspects of the legislation potentially starting in 2025. While we do not expect a resulting material change to our income tax provision for the current year, such implementation could impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $6.7 billion and state net operating loss carryforwards of approximately $4.5 billion, as well as U.K. net operating loss carryforwards of approximately $4.5 billion. We also accumulated U.S. federal and state research tax credits of $816.6 million and $478.9 million, respectively, as of December 31, 2023. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar ownership change rules may apply under U.S. state tax laws, as well as in the United Kingdom and other jurisdictions where we have loss carryforwards. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized. Net operating losses arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation, but our use of such net operating losses in a tax year may not exceed 80% of such year’s taxable income. Certain U.S. states have imposed additional limitations on the use of state net operating loss carryforwards. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for such tax year. In the United Kingdom, net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards.
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
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes, including digital services taxes, and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales or otherwise seriously harm our business.
Risks Related to Ownership of Our Class A Common Stock
Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2024, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From April 1, 2022 to March 31, 2024, the trading price of our Class A common stock ranged from $7.33 to $39.80. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•stock repurchase programs, or repurchases of the Convertible Notes, undertaken by us;
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
We have in the past and may continue to engage in exchanges, repurchases, or induced conversions of the Convertible Notes. Holders of the Convertible Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Convertible Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our Capped Call Transactions or their respective affiliates. Furthermore, repurchases of the Convertible Notes reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes.
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
The following table summarizes stock repurchase activity for the three months ended March 31, 2024 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
January 1 - January 31, 2024	—	$—	—	$310,790
February 1 - February 29, 2024	10,394	$10.97	10,394	$196,881
March 1 - March 31, 2024	10,626	$11.40	10,626	$75,887
Total	21,020		21,020
(1)In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the first quarter of 2024, we repurchased 21.0 million shares of our Class A common stock for an aggregate of $235.1 million, including costs associated with the repurchases. As of March 31, 2024, the remaining availability under the stock repurchase authorization was $75.9 million. This program was completed in April 2024.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements

During the quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Liz Jenkins, Director	3/7/2024	Adoption	X	7/1/25	26,564
Joanna Coles, Director	3/8/2024	Adoption	X	3/8/25	**

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** Trading arrangement provides for the sale of a number of shares of Class A Common Stock held by Ms. Coles with a value equal to up to $180,000.

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

SNAP INC.

Date: April 25, 2024	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2024	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)