Form 10-Q
period 2024-06-30
Snap Inc
filed 2024-08-02
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,405,334,384 shares outstanding as of July 30, 2024
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of July 30, 2024
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of July 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,930	39,688	79,643	74,908
Stock-based compensation	259,311	317,943	523,063	632,874
Amortization of debt issuance costs	2,208	1,839	3,950	3,675
Losses (gains) on debt and equity securities, net	2,662	(4,434)	11,630	(15,267)
Other	10,583	(16,307)	(6,029)	(26,703)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(36,916)	(103,629)	125,291	184,744
Prepaid expenses and other current assets	(34,526)	(1,098)	(48,155)	(14,302)
Operating lease right-of-use assets	14,929	17,817	28,504	35,475
Other assets	(955)	(1,275)	(6,097)	(425)
Accounts payable	(61,556)	8,426	(95,645)	(28,546)
Accrued expenses and other current liabilities	45,821	52,981	27,440	(37,210)
Operating lease liabilities	(13,940)	(17,792)	(27,870)	(36,342)
Other liabilities	1,692	1,213	4,960	2,267
Net cash provided by (used in) operating activities	(21,377)	(81,936)	66,975	69,166
Cash flows from investing activities
Purchases of property and equipment	(52,062)	(36,943)	(102,510)	(84,573)
Purchases of strategic investments	(2,000)	(3,290)	(2,000)	(7,770)
Sales of strategic investments	1,006	—	1,015	—
Cash paid for acquisitions, net of cash acquired	—	(50,254)	—	(50,254)
Purchases of marketable securities	(774,852)	(631,218)	(1,240,524)	(1,505,271)
Sales of marketable securities	166,557	85,922	166,557	91,273
Maturities of marketable securities	447,153	611,835	832,081	1,536,158
Other	(100)	(2,451)	(100)	(124)
Net cash provided by (used in) investing activities	(214,298)	(26,399)	(345,481)	(20,561)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	740,350	—	740,350	—
Purchase of capped calls	(68,850)	—	(68,850)	—
Proceeds from termination of capped calls	62,683	—	62,683	—
Proceeds from the exercise of stock options	2,425	382	2,494	411
Repurchases of Class A non-voting common stock	(75,955)	—	(311,069)	—
Deferred payments for acquisitions	(3,695)	(242,088)	(3,695)	(244,116)
Repurchases of convertible notes	(418,336)	—	(859,042)	—
Other	(1,799)	—	(1,799)	—
Net cash provided by (used in) financing activities	236,823	(241,706)	(438,928)	(243,705)
Change in cash, cash equivalents, and restricted cash	1,148	(350,041)	(717,434)	(195,100)
Cash, cash equivalents, and restricted cash, beginning of period	1,063,880	1,578,717	1,782,462	1,423,776
Cash, cash equivalents, and restricted cash, end of period	$1,065,028	$1,228,676	$1,065,028	$1,228,676
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,236,768	$1,067,669	$2,431,541	$2,056,277
Costs and expenses:
Cost of revenue	588,921	496,874	1,163,670	936,860
Research and development	406,196	477,663	855,955	932,775
Sales and marketing	266,320	280,597	542,354	549,030
General and administrative	229,306	216,874	456,769	407,215
Total costs and expenses	1,490,743	1,472,008	3,018,748	2,825,880
Operating loss	(253,975)	(404,339)	(587,207)	(769,603)
Interest income	36,462	43,144	76,360	81,092
Interest expense	(5,113)	(5,343)	(9,856)	(11,228)
Other income (expense), net	(20,792)	1,323	(20,873)	12,695
Loss before income taxes	(243,418)	(365,215)	(541,576)	(687,044)
Income tax benefit (expense)	(5,202)	(12,093)	(12,134)	(18,938)
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Diluted	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Weighted average shares used in computation of net loss per share:
Basic	1,644,736	1,603,172	1,646,064	1,592,365
Diluted	1,644,736	1,603,172	1,646,064	1,592,365
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	137	(15,579)	(3,467)	(6,184)
Foreign currency translation	1,885	1,082	(892)	3,997
Total other comprehensive income (loss), net of tax	2,022	(14,497)	(4,359)	(2,187)
Total comprehensive loss	$(246,598)	$(391,805)	$(558,069)	$(708,169)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,060,551	$1,780,400
Marketable securities	2,020,723	1,763,680
Accounts receivable, net of allowance	1,141,849	1,278,176
Prepaid expenses and other current assets	198,074	153,587
Total current assets	4,421,197	4,975,843
Property and equipment, net	444,485	410,326
Operating lease right-of-use assets	521,101	516,862
Intangible assets, net	112,808	146,303
Goodwill	1,691,317	1,691,827
Other assets	229,131	226,597
Total assets	$7,420,039	$7,967,758
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$179,586	$278,961
Operating lease liabilities	21,279	49,321
Accrued expenses and other current liabilities	875,119	805,836
Convertible senior notes, net	36,170	—
Total current liabilities	1,112,154	1,134,118
Long-term convertible senior notes, net	3,602,563	3,749,400
Operating lease liabilities, noncurrent	579,896	546,279
Other liabilities	58,704	123,849
Total liabilities	5,353,317	5,553,646
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,447,952 shares issued, 1,399,665 shares outstanding at June 30, 2024, and 3,000,000 shares authorized, 1,440,541 shares issued, 1,391,341 shares outstanding at December 31, 2023.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,528 shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2024 and December 31, 2023.	2	2
Treasury stock, at cost. 48,287 and 49,200 shares of Class A non-voting common stock at June 30, 2024 and December 31, 2023, respectively.	(470,999)	(479,903)
Additional paid-in capital	15,126,248	14,613,404
Accumulated deficit	(12,591,315)	(11,726,536)
Accumulated other comprehensive income (loss)	2,772	7,131
Total stockholders’ equity	2,066,722	2,414,112
Total liabilities and stockholders’ equity	$7,420,039	$7,967,758
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,388,965	$14	1,341,056	$13	1,391,341	$14	1,319,930	$13
Shares issued in connection with exercise of stock options under stock-based compensation plans	179	—	361	—	184	—	364	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	16,875	—	19,741	1	35,107	—	40,486	1
Conversion of Class B voting common stock to Class A non-voting common stock	5	—	344	—	5	—	352	—
Repurchases of Class A non-voting common stock	(6,865)	—	—	—	(27,885)	—	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	506	—	451	—	913	—	821	—
Balance, end of period	1,399,665	14	1,361,953	14	1,399,665	14	1,361,953	14
Class B voting common stock
Balance, beginning of period	22,528	—	22,522	—	22,528	—	22,529	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	5	—	361	—	5	—	362	—
Conversion of Class B voting common stock to Class A non-voting common stock	(5)	—	(344)	—	(5)	—	(352)	—
Balance, end of period	22,528	—	22,539	—	22,528	—	22,539	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	48,793	(475,939)	50,942	(496,906)	49,200	(479,903)	51,312	(500,514)
Repurchases of Class A non-voting common stock	6,865	(75,955)	—	—	27,885	(311,069)	—	—
Retirement of Class A non-voting common stock	(6,865)	75,955	—	—	(27,885)	311,069	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(506)	4,940	(451)	4,406	(913)	8,904	(821)	8,014
Balance, end of period	48,287	(470,999)	50,491	(492,500)	48,287	(470,999)	50,491	(492,500)
Additional paid-in capital
Balance, beginning of period	—	14,873,261	—	13,620,326	—	14,613,404	—	13,309,828
Stock-based compensation expense	—	259,311	—	317,942	—	523,063	—	632,019
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	2,426	—	382	—	2,494	—	411
Purchase of capped calls	—	(68,850)	—	—	—	(68,850)	—	—
Termination of capped calls	—	62,683	—	—	—	62,683	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(4,940)	—	(4,406)	—	(8,904)	—	(8,014)
Other	—	2,357	—	—	—	2,358	—	—
Balance, end of period	—	15,126,248	—	13,934,244	—	15,126,248	—	13,934,244
Accumulated deficit
Balance, beginning of period	—	(12,266,740)	—	(10,543,331)	—	(11,726,536)	—	(10,214,657)
Net loss	—	(248,620)	—	(377,308)	—	(553,710)	—	(705,982)
Retirement of Class A non-voting common stock	—	(75,955)	—	—	—	(311,069)	—	—
Balance, end of period	—	(12,591,315)	—	(10,920,639)	—	(12,591,315)	—	(10,920,639)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	750	—	(1,664)	—	7,131	—	(13,974)
Other comprehensive income (loss), net of tax	—	2,022	—	(14,497)	—	(4,359)	—	(2,187)
Balance, end of period	—	2,772	—	(16,161)	—	2,772	—	(16,161)
Total stockholders’ equity	1,702,107	$2,066,722	1,666,610	$2,504,960	1,702,107	$2,066,722	1,666,610	$2,504,960
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Future Stock Split to be Effected in the Form of a Stock Dividend
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. In February 2024, the conditions for the declaration of such dividends were modified and the Co-Founder Agreements were amended to reflect such modifications. As modified, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the average of the volume weighted average price (the “VWAP”) per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.

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
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
North America (1) (2)	$741,588	$671,071	$1,474,976	$1,303,631
Europe (3)	235,186	179,234	435,278	334,849
Rest of world	259,994	217,364	521,287	417,797
Total revenue	$1,236,768	$1,067,669	$2,431,541	$2,056,277
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $715.4 million and $1,426.2 million for the three and six months ended June 30, 2024, respectively, and $649.8 million and $1,262.2 million for the three and six months ended June 30, 2023, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $108.5 million and $93.7 million as of June 30, 2024 and December 31, 2023, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.

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
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if‑converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, 2028, and 2030 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(210,201)	$(3,405)	$(35,014)	$(317,491)	$(5,303)	$(54,514)	$(468,216)	$(7,578)	$(77,916)	$(593,302)	$(9,987)	$(102,693)
Net loss attributable to common stockholders	$(210,201)	$(3,405)	$(35,014)	$(317,491)	$(5,303)	$(54,514)	$(468,216)	$(7,578)	$(77,916)	$(593,302)	$(9,987)	$(102,693)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,390,581	22,528	231,627	1,349,012	22,533	231,627	1,391,909	22,528	231,627	1,338,211	22,527	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,390,581	22,528	231,627	1,349,012	22,533	231,627	1,391,909	22,528	231,627	1,338,211	22,527	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.15)	$(0.15)	$(0.24)	$(0.24)	$(0.24)	$(0.34)	$(0.34)	$(0.34)	$(0.44)	$(0.44)	$(0.44)
Diluted	$(0.15)	$(0.15)	$(0.15)	$(0.24)	$(0.24)	$(0.24)	$(0.34)	$(0.34)	$(0.34)	$(0.44)	$(0.44)	$(0.44)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2024	2023
	(in thousands)
Stock options	1,395	2,387
Unvested RSUs and RSAs	143,442	148,390
Convertible Notes (if-converted)	85,945	89,379

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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the six months ended June 30, 2024:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2023	157,130	$12.82
Granted	46,303	$14.90
Vested	(36,345)	$15.34
Forfeited	(23,646)	$12.14
Unvested at June 30, 2024	143,442	$12.97
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.5 billion as of June 30, 2024 and is expected to be recognized over a weighted-average period of 2.0 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans for the six months ended June 30, 2024:

	Number of Class A Shares	Number of Class B Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2023	1,692	5	$14.90	4.41	$5,225
Granted	—	—	$—	—	$—
Exercised	(184)	(5)	$13.19	—	$—
Forfeited	(113)	—	$12.48	—	$—
Outstanding at June 30, 2024	1,395	—	$15.33	2.61	$3,597
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, there was no unrecognized compensation cost related to stock options granted under the Stock Plans.

Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,260	$2,365	$3,075	$4,250
Research and development	171,465	217,565	345,984	437,415
Sales and marketing	52,208	57,597	106,864	112,536
General and administrative	34,378	40,416	67,140	78,673
Total	$259,311	$317,943	$523,063	$632,874
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in April 2024. For the six months ended June 30, 2024, we repurchased and retired 27.9 million shares of our Class A common stock for an aggregate of $311.1 million, including costs associated with the repurchases.
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
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$1,691,827
Goodwill acquired	—
Foreign currency translation	(510)
Balance as of June 30, 2024	$1,691,317

Intangible assets consisted of the following:

	As of June 30, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.5	$745	$(580)	$165
Technology	2.6	315,333	(220,870)	94,463
Patents	8.7	39,373	(21,193)	18,180
Other	—	6,000	(6,000)	—
Total intangible assets		$361,451	$(248,643)	$112,808

	As of December 31, 2023
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.0	$745	$(546)	$199
Technology	2.8	323,313	(197,608)	125,705
Patents	8.8	39,373	(19,099)	20,274
Other	—	6,000	(5,875)	125
Total intangible assets		$369,431	$(223,128)	$146,303
Amortization of intangible assets was $15.0 million and $33.6 million for the three and six months ended June 30, 2024, respectively, and $18.4 million and $36.2 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2024	$26,446
2025	41,513
2026	20,299
2027	12,124
2028	4,343
Thereafter	8,083
Total	$112,808
7. Debt
Convertible Notes
2030 Notes
In May 2024, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $750.0 million principal amount of convertible senior notes due in 2030 (the “2030 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes consisted of a $650.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2030 Notes with the option to purchase an additional $100.0 million aggregate principal amount of the

2030 Notes, which was fully exercised. The 2030 Notes were issued pursuant to an indenture dated May 13, 2024. The net proceeds from the issuance of the 2030 Notes were $671.5 million, net of debt issuance costs and cash used to purchase the capped call transactions (“2030 Capped Call Transactions”) discussed below. The debt issuance costs are amortized to interest expense using the effective interest rate method.
The 2030 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2024 at a rate of 0.50% per year. The 2030 Notes mature on May 1, 2030 unless repurchased, redeemed, or converted in accordance with their terms prior to such date.
The 2030 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 45.0846 shares of Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $22.18 per share of our Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after May 5, 2027 if (i) the 2030 Notes are “freely tradable” (as defined in the applicable indenture) and any accrued and unpaid additional interest has been paid as of the date we send the related redemption notice and (ii) the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any.
Holders of the 2030 Notes may convert all or a portion of their 2030 Notes at their option prior to February 1, 2030, in multiples of $1,000 principal amounts, only under the following circumstances:
•if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2030 Notes on each such trading day;
•during the five consecutive business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the 2030 Notes on such trading day;
•on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the 2030 Notes so surrendered for conversion in connection with such redemption notice; or
•on the occurrence of specified corporate events.
On or after February 1, 2030, the 2030 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Holders of the 2030 Notes who convert the 2030 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2030 Notes, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2030 Notes may require us to repurchase all or a portion of the 2030 Notes at a price equal to 100% of the principal amount of 2030 Notes, plus any accrued and unpaid interest, if any.
We accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
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
Note Repurchases
In February 2024, we entered into various privately negotiated repurchase transactions with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $100.0 million in aggregate principal of the 2025 Notes and $351.2 million in aggregate principal of the 2026 Notes for a cash repurchase price of $440.7 million, including associated costs. The February 2024 repurchase transactions resulted in an $8.8 million gain on extinguishment in the first quarter of 2024.
In May 2024, we entered into various privately negotiated repurchase transactions (collectively with the February 2024 repurchase transactions, the “Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $147.9 million in aggregate principal of the 2025 Notes and approximately $237.5 million in aggregate principal of the 2026 Notes for a cash repurchase price of approximately $418.3 million, including associated costs. The May 2024 repurchase transactions were accounted for as both a debt modification and a partial debt extinguishment, resulting in a $15.5 million loss on extinguishment during the second quarter of 2024 and $20.9 million in capitalized debt issuance costs amortized over the term of the 2030 Notes. The capitalized debt issuance costs are primarily related to repurchase premiums and debt issuance costs carried over from the 2025 Notes and 2026 Notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations and included within Other as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our consolidated statements of cash flows.
The Convertible Notes consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
	(in thousands)
2025 Notes	$36,240	$(70)	$36,170	$284,105	$(871)	$283,234
2026 Notes	249,754	(819)	248,935	838,482	(3,402)	835,080
2027 Notes	1,150,000	(6,049)	1,143,951	1,150,000	(7,114)	1,142,886
2028 Notes	1,500,000	(10,392)	1,489,608	1,500,000	(11,800)	1,488,200
2030 Notes	750,000	(29,931)	720,069	—	—	—
Total	$3,685,994	$(47,261)	$3,638,733	$3,772,587	$(23,187)	$3,749,400
As of June 30, 2024, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes will be amortized over the remaining period of approximately 0.8 years, 2.1 years, 2.8 years, 3.7 years and 5.8 years, respectively.
The following table summarizes interest expense related to the Convertible Notes for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$1,703	$2,218	$3,540	$4,437
Amortization of debt issuance costs	2,088	1,720	3,710	3,437
Total interest expense	$3,791	$3,938	$7,250	$7,874

As of June 30, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of June 30, 2024 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the third quarter of 2024. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
Refer to Note 7 in our consolidated financial statements in the Annual Report for additional details.
Capped Call Transactions
In connection with the pricing of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes, we entered into the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $100.0 million, $102.1 million, $86.8 million, $177.0 million, and $68.9 million, respectively. The cap price of the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions is initially $32.12, $32.58, $121.02, $93.90, and $33.48 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.
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
In May 2024, we entered into agreements to terminate all of the 2025 Capped Call Transactions, which resulted in $62.7 million recorded within additional paid-in capital in our consolidated balance sheets.
As of June 30, 2024, the remaining Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2024, we had $67.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.2 billion in commitments as of June 30, 2024, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2024. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2024.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2024 and 2042. Total operating lease costs were $25.2 million and $50.7 million for the three and six months ended June 30, 2024, respectively, and $25.6 million and $50.6 million for the three and six months ended June 30, 2023.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of June 30,
	2024	2023
Weighted-average remaining lease term	9.6	6.3
Weighted-average discount rate	6.2%	4.9%

The maturities of our operating lease liabilities as of June 30, 2024 were as follows:

Operating Leases
(in thousands)
Remainder of 2024	$35,038
2025	75,189
2026	90,382
2027	83,177
2028	82,160
Thereafter	461,491
Total lease payments	827,437
Less: Imputed interest	(226,262)
Present value of lease liabilities	$601,175
As of June 30, 2024, we had additional operating leases that have not yet commenced for facilities with lease obligations of $20.5 million. These operating leases will commence between 2024 and 2026 with lease terms of approximately 6 years to 9 years.
Cash payments included in the measurement of our operating lease liabilities were $28.9 million and $57.1 million for the three and six months ended June 30, 2024, respectively, and $24.2 million and $48.4 million for the three and six months ended June 30, 2023.
Lease liabilities arising from obtaining operating lease right-of-use assets were $24.7 million and $35.5 million for the three and six months ended June 30, 2024, respectively, and $12.5 million and $14.2 million for the three and six months ended June 30, 2023.
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
The following table summarizes our strategic investments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Initial cost	$107,218	$106,368
Cumulative upward adjustments	147,591	147,317
Cumulative downward adjustments, including impairments	(65,306)	(58,357)
Carrying value	$189,503	$195,328

Gains and losses recognized during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$—	$—	$—
Unrealized gains on strategic investments still held at the reporting date	92	476	274	1,555
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(650)	(329)	(7,099)	(1,304)
Gains (losses) on strategic investments, net	$(558)	$147	$(6,825)	$251
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,060,610	$—	$(59)	$1,060,551
Level 1 securities:
U.S. government securities	1,744,110	57	(5,824)	1,738,343
U.S. government agency securities	27,501	—	(51)	27,450
Level 2 securities:
Corporate debt securities	178,261	6	(300)	177,967
Commercial paper	68,098	—	—	68,098
Total	$3,078,580	$63	$(6,234)	$3,072,409

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
	(in thousands)
Cash	$1,780,402	$—	$—	$1,780,402
Level 1 securities:
U.S. government securities	1,295,918	894	(3,919)	1,292,893
U.S. government agency securities	138,420	31	(188)	138,263
Level 2 securities:
Corporate debt securities	234,336	577	(99)	234,814
Commercial paper	65,380	—	—	65,380
Certificates of deposit	18,725	—	—	18,725
Total	$3,533,181	$1,502	$(4,206)	$3,530,477
Gross unrealized losses on marketable debt securities were not material for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of June 30, 2024, $814.2 million of our total $2.0 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $8.9 million and $13.6 million as of June 30, 2024 and December 31, 2023, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$(1,496)	$—	$8,338
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(2,019)	5,778	(4,740)	6,675
Gains (losses) on publicly traded equity securities, net	$(2,019)	$4,282	$(4,740)	$15,013
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of June 30, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $38.1 million, $266.6 million, $961.7 million, $1,198.7 million, and $771.4 million, respectively. As of December 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $300.9 million, $893.2 million, $921.5 million, and $1,181.7 million, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $5.2 million and $12.1 million for the three and six months ended June 30, 2024, respectively, and $12.1 million and $18.9 million for the three and six months ended June 30, 2023.

13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2023	$(2,860)	$9,991	$7,131
Other comprehensive income (loss) before reclassifications	(3,547)	(892)	(4,439)
Amounts reclassified from AOCI (1)	80	—	80
Net current period other comprehensive income (loss)	(3,467)	(892)	(4,359)
Balance at June 30, 2024	$(6,327)	$9,099	$2,772
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Long-lived Assets
The following table lists long-lived assets by geographic area, which includes property and equipment, net and operating lease right-of-use assets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
United States	$649,690	$646,546
United Kingdom	244,358	218,326
Rest of world (1)	71,538	62,316
Total long-lived assets, net	$965,586	$927,188
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
Restructuring charges associated with the 2024 restructuring were immaterial for the three months ended June 30, 2024. The following table summarizes the 2024 restructuring charges included in our consolidated statement of operations for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Severance and Related Charges (1)	Stock-Based Compensation Expense	Other (2)	Total
	(in thousands)
Cost of revenue	$932	$189	$—	$1,121
Research and development	30,845	4,801	3,201	38,847
Sales and marketing	15,755	4,176	—	19,931
General and administrative	7,786	236	2,236	10,258
Total	$55,318	$9,402	$5,437	$70,157
(1)Severance and related charges include cash severance expenses and other termination benefits. The majority of cash paid for the restructuring was related to severance and benefits.
(2)Other primarily includes intangible asset amortization and depreciation expense.
We substantially completed the 2024 restructuring in the second quarter of 2024. The liabilities related to the 2024 restructuring were immaterial as of June 30, 2024.

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
Overview of Second Quarter 2024 Results
Our key user metrics and financial results for the three months ended June 30, 2024 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 9% year-over-year to 432 million.
•Average revenue per user, or ARPU, was $2.86, compared to $2.69 in the prior year.
Financial Results
•Revenue was $1,236.8 million, compared to $1,067.7 million in the prior year, an increase of 16% year-over-year.
•Total costs and expenses were $1,490.7 million, compared to $1,472.0 million in the prior year.
•Net loss was $248.6 million, compared to $377.3 million in the prior year.
•Diluted net loss per share was $(0.15), compared to $(0.24) in the prior year.
•Adjusted EBITDA was $55.0 million, compared to $(38.5) million in the prior year.
•Cash used in operating activities was $21.4 million, compared to $81.9 million in the prior year.
•Free Cash Flow was $(73.4) million, compared to $(118.9) million in the prior year.
•Cash, cash equivalents, and marketable securities were $3.1 billion as of June 30, 2024.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 432 million DAUs on average in the second quarter of 2024, an increase of 36 million, or 9%, from the second quarter of 2023.

Quarterly Average Daily Active Users (1) (in millions)
Global

450
400
350
300
250
200
150
100
50
0
347
363
375
383
397
406
414
422
432
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

YoY growth:	18%	19%	17%	15%	14%	12%	10%	10%	9%
(1)     Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
99
100
100
100
101
101
100
100
100
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

YoY growth:	4%	4%	3%	3%	2%	1%	—%	(1)%	—%	10%	11%	12%	10%	9%	7%	4%	4%	3%
(2)    North America includes Mexico, the Caribbean, and Central America.
(3)    Europe includes Russia and Turkey.

Rest of World

240
220
200
180
160
140
120
100
80
60
40
20
0
162
175
183
190
202
211
218
226
235
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

YoY growth:	35%	34%	31%	27%	25%	21%	19%	19%	16%
Monetization
We recorded revenue of $1,236.8 million for the three months ended June 30, 2024, compared to revenue of $1,067.7 million for the same period in 2023, an increase of 16% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.86 in the second quarter of 2024, compared to $2.69 in the second quarter of 2023. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.20
$3.11
$3.47
$2.58
$2.69
$2.93
$3.29
$2.83
$2.86
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$7.93
$8.13
$8.77
$6.37
$6.83
$7.82
$8.96
$7.44
$7.67
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.96
$0.89
$1.10
$1.00
$0.98
$0.96
$1.03
$1.13
$1.02
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,236,768	$1,067,669	$2,431,541	$2,056,277
Operating loss	$(253,975)	$(404,339)	$(587,207)	$(769,603)
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Adjusted EBITDA (1)	$54,977	$(38,479)	$100,636	$(37,666)
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
Income Tax Benefit (Expense)
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, the relative proportion of foreign to domestic income, use of tax credits, and changes in tax laws.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,236,768	$1,067,669	$2,431,541	$2,056,277
Costs and expenses (1) (2):
Cost of revenue	588,921	496,874	1,163,670	936,860
Research and development	406,196	477,663	855,955	932,775
Sales and marketing	266,320	280,597	542,354	549,030
General and administrative	229,306	216,874	456,769	407,215
Total costs and expenses	1,490,743	1,472,008	3,018,748	2,825,880
Operating loss	(253,975)	(404,339)	(587,207)	(769,603)
Interest income	36,462	43,144	76,360	81,092
Interest expense	(5,113)	(5,343)	(9,856)	(11,228)
Other income (expense), net	(20,792)	1,323	(20,873)	12,695
Loss before income taxes	(243,418)	(365,215)	(541,576)	(687,044)
Income tax benefit (expense)	(5,202)	(12,093)	(12,134)	(18,938)
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Adjusted EBITDA (3)	$54,977	$(38,479)	$100,636	$(37,666)
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,260	$2,365	$3,075	$4,250
Research and development	171,465	217,565	345,984	437,415
Sales and marketing	52,208	57,597	106,864	112,536
General and administrative	34,378	40,416	67,140	78,673
Total	$259,311	$317,943	$523,063	$632,874
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,872	$3,170	$4,022	$6,396
Research and development	22,909	24,847	50,507	48,986
Sales and marketing	5,084	5,605	9,661	10,678
General and administrative	8,065	6,066	15,453	8,848
Total	$37,930	$39,688	$79,643	$74,908
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	48	47	48	45
Research and development	33	45	35	45
Sales and marketing	22	26	22	27
General and administrative	18	20	19	20
Total costs and expenses	121	138	124	137
Operating loss	(21)	(38)	(24)	(37)
Interest income	3	4	3	4
Interest expense	—	—	—	(1)
Other income (expense), net	(2)	—	(1)	1
Loss before income taxes	(20)	(34)	(22)	(33)
Income tax benefit (expense)	—	(1)	(1)	(1)
Net loss	(20)%	(35)%	(23)%	(34)%
Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue	$1,236,768	$1,067,669	$2,431,541	$2,056,277
Revenue as a dollar change		$169,099		$375,264
Revenue as a percentage change		16%		18%
Revenue for the three and six months ended June 30, 2024 increased $169.1 million and $375.3 million compared to the same periods in 2023. The increase in both periods was primarily due to a combination of growth in advertisers, optimization efficiencies, and improvement in auction-based advertising demand. The increase in both periods was also driven by higher subscription revenue due to growth in the number of subscribers.
Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Cost of Revenue	$588,921	$496,874	$1,163,670	$936,860
Cost of Revenue as a dollar change		$92,047		$226,810
Cost of Revenue as a percentage change		19%		24%
Cost of revenue for the three and six months ended June 30, 2024 increased $92.0 million and $226.8 million compared to the same periods in 2023. The increase in both periods was primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI, partially offset by improvements to our cloud infrastructure unit costs resulting from engineering efficiencies and pricing improvements.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Research and Development Expenses	$406,196	$477,663	$855,955	$932,775
Research and Development Expenses as a dollar change		$(71,467)		$(76,820)
Research and Development Expenses as a percentage change		(15)%		(8)%
Research and development expenses for the three and six months ended June 30, 2024 decreased $71.5 million and $76.8 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower cash and stock-based compensation expenses due to lower headcount compared to the prior period, partially offset by $38.8 million relating to restructuring charges primarily recognized in the first quarter of 2024.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Sales and Marketing Expenses	$266,320	$280,597	$542,354	$549,030
Sales and Marketing Expenses as a dollar change		$(14,277)		$(6,676)
Sales and Marketing Expenses as a percentage change		(5)%		(1)%
Sales and marketing expenses for the three and six months ended June 30, 2024 decreased $14.3 million and $6.7 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower cash and stock-based compensation expenses due to lower headcount compared to the prior period, partially offset by $19.9 million relating to restructuring charges primarily recognized in the first quarter of 2024.
General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
General and Administrative Expenses	$229,306	$216,874	$456,769	$407,215
General and Administrative Expenses as a dollar change		$12,432		$49,554
General and Administrative Expenses as a percentage change		6%		12%
General and administrative expenses for the three and six months ended June 30, 2024 increased $12.4 million and $49.6 million compared to the same periods in 2023. The increase in both periods was primarily driven by higher spend on external professional services, increased facilities costs associated with return to office initiatives, and $10.3 million relating to restructuring charges primarily recognized in the first quarter of 2024, partially offset by lower stock-based compensation expenses. The increase was also driven by an $8.2 million charge in the second quarter of 2024 related to the digital services tax that was implemented by the Canadian government, the majority of which is attributable to prior periods due to the tax applying retroactively to January 1, 2022.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest Income	$36,462	$43,144	$76,360	$81,092
Interest Income as a dollar change		$(6,682)		$(4,732)
Interest Income as a percentage change		(15)%		(6)%
Interest income for the three and six months ended June 30, 2024 decreased $6.7 million and $4.7 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower overall invested cash balances, partially offset by higher interest rates on U.S. government-backed securities.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest Expense	$(5,113)	$(5,343)	$(9,856)	$(11,228)
Interest Expense as a dollar change		$230		$1,372
Interest Expense as a percentage change		(4)%		(12)%
Interest expense for the three and six months ended June 30, 2024 decreased $0.2 million and $1.4 million compared to the same periods in 2023. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$(20,792)	$1,323	$(20,873)	$12,695
Other Income (Expense), Net as a dollar change		$(22,115)		$(33,568)
Other Income (Expense), Net as a percentage change		NM		(264)%
Other expense, net for the three months ended June 30, 2024 was primarily a result of a $15.5 million loss on extinguishment associated with the Note Repurchases and $2.0 million in unrealized losses on publicly traded securities classified as marketable securities. Other income, net for the three months ended June 30, 2023 was not material.
Other expense, net for the six months ended June 30, 2024 was primarily a result of a $6.7 million net loss on extinguishment associated with the Note Repurchases, $4.7 million in unrealized losses on publicly traded securities classified as marketable securities, and $6.8 million in net losses on strategic investments. Other income, net for the six months ended June 30, 2023 was primarily a result of $15.0 million in total gains on publicly traded securities classified as marketable securities.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Income Tax Benefit (Expense)	$(5,202)	$(12,093)	$(12,134)	$(18,938)
Income Tax Benefit (Expense) as a dollar change		$6,891		$6,804
Income Tax Benefit (Expense) as a percentage change		57%		36%
Effective Tax Rate	(2.1)%	(3.3)%	(2.2)%	(2.8)%
Income tax expense for the three and six months ended June 30, 2024 was $5.2 million and $12.1 million, respectively, compared to an income tax expense of $12.1 million and $18.9 million for the same periods in 2023. The prior periods’ higher tax expense was primarily due to the integration of acquired technologies from business acquisitions. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net Loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Net Loss as a dollar change		$128,688		$152,272
Net Loss as a percentage change		34%		22%

Adjusted EBITDA	$54,977	$(38,479)	$100,636	$(37,666)
Adjusted EBITDA as a dollar change		$93,456		$138,302
Adjusted EBITDA as a percentage change		243%		367%
Net loss for the three and six months ended June 30, 2024 was $248.6 million and $553.7 million, compared to $377.3 million and $706.0 million for the same periods in 2023. The decrease in net loss for both periods was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and six months ended June 30, 2024 was $55.0 million and $100.6 million, compared to $(38.5) million and $(37.7) million for the same periods in 2023. The increase for both periods was primarily attributable to increased revenue, partially offset by higher cost of revenue and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $3.1 billion as of June 30, 2024, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

As of June 30, 2024, approximately 3.2% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2024, we had $67.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Convertible Notes
In May 2024, we entered into a purchase agreement for the sale of an aggregate of $750.0 million principal amount of convertible senior notes due in 2030. The net proceeds from the issuance of the 2030 Notes were $671.5 million, net of debt issuance costs and the 2030 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2030 Notes mature on May 1, 2030 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2024 and as a result, the 2030 Notes will not be eligible for optional conversion during the third quarter of 2024. As of June 30, 2024, the outstanding principal of the 2030 Notes was $750.0 million.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2024 and as a result, the 2028 Notes will not be eligible for optional conversion during the third quarter of 2024. As of June 30, 2024, the outstanding principal of the 2028 Notes was $1.50 billion.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2024 and as a result, the 2027 Notes will not be eligible for optional conversion during the third quarter of 2024. As of June 30, 2024, the outstanding principal of the 2027 Notes was $1.15 billion.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2024 and as a result, the 2025 Notes will not be eligible for optional conversion during the third quarter of 2024. As of June 30, 2024, the outstanding principal of the 2025 Notes was $36.2 million.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of June 30, 2024 and as a result, the

2026 Notes will not be eligible for optional conversion during the third quarter of 2024. As of June 30, 2024, the outstanding principal of the 2026 Notes was $249.8 million.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.2 billion in commitments, as of June 30, 2024, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements.
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in April 2024. For the six months ended June 30, 2024, we repurchased and retired 27.9 million shares of our Class A common stock for an aggregate of $311.1 million, including costs associated with the repurchases.
Note Repurchases
In February 2024, we entered into various privately negotiated repurchase transactions with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $100.0 million in aggregate principal of the 2025 Notes and $351.2 million in aggregate principal of the 2026 Notes for a cash repurchase price of $440.7 million, including costs.
In May 2024, we entered into various privately negotiated repurchase transactions (collectively with the February 2024 repurchase transactions, the “Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we agreed to repurchase $147.9 million in aggregate principal of the 2025 Notes and approximately $237.5 million in aggregate principal of the 2026 Notes for a cash repurchase price of approximately $418.3 million, including associated costs.
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

Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$66,975	$69,166
Net cash provided by (used in) investing activities	(345,481)	(20,561)
Net cash provided by (used in) financing activities	(438,928)	(243,705)
Change in cash, cash equivalents, and restricted cash	$(717,434)	$(195,100)
Free Cash Flow (1)	$(35,535)	$(15,407)
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $67.0 million for the six months ended June 30, 2024, compared to $69.2 million for the same period in 2023, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $523.1 million and depreciation and amortization expense of $79.6 million. Net cash provided by operating activities for the six months ended June 30, 2024 was also driven by a $125.3 million decrease in accounts receivable due to higher collections and a reduction in billings in the period, partially offset by a $95.6 million decrease in accounts payable, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $345.5 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $20.6 million for the same period in 2023. Our investing activities for the six months ended June 30, 2024 primarily consisted of purchases of marketable securities of $1.2 billion and purchases of property and equipment of $102.5 million, partially offset by maturities of marketable securities of $832.1 million and sales of marketable securities of $166.6 million. Our investing activities for the six months ended June 30, 2023 primarily consisted of purchases of marketable securities of $1.5 billion, purchases of property and equipment of $84.6 million, and cash paid for acquisitions, net of cash acquired of $50.3 million, partially offset by maturities of marketable securities of $1.5 billion and sales of marketable securities of $91.3 million
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $438.9 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $243.7 million for the same period in 2023. Our financing activities for the six months ended June 30, 2024 primarily consisted of the Note Repurchases for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the 2030 Capped Call Transactions for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million. Our financing activities for the six months ended June 30, 2023 primarily consisted of $244.1 million of deferred payments for acquisitions completed in prior periods.
Free Cash Flow
Free Cash Flow was $(35.5) million for the six months ended June 30, 2024, compared to $(15.4) million for the same period in 2023. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $102.5 million for the six months ended June 30, 2024, compared to $84.6 million for the same period in 2023. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”

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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$(21,377)	$(81,936)	$66,975	$69,166
Less:
Purchases of property and equipment	(52,062)	(36,943)	(102,510)	(84,573)
Free Cash Flow	$(73,439)	$(118,879)	$(35,535)	$(15,407)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(248,620)	$(377,308)	$(553,710)	$(705,982)
Add (deduct):
Interest income	(36,462)	(43,144)	(76,360)	(81,092)
Interest expense	5,113	5,343	9,856	11,228
Other (income) expense, net	20,792	(1,323)	20,873	(12,695)
Income tax (benefit) expense	5,202	12,093	12,134	18,938
Depreciation and amortization	37,930	39,688	76,028	74,908
Stock-based compensation expense	258,946	317,943	513,661	632,874
Payroll and other tax expense related to stock-based compensation	10,133	8,229	26,103	24,155
Restructuring charges (1)	1,943	—	72,051	—
Adjusted EBITDA	$54,977	$(38,479)	$100,636	$(37,666)
(1)Restructuring charges are primarily related to cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 15 in our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.1 billion and $1.8 billion at June 30, 2024 and December 31, 2023, respectively. We had marketable securities totaling $2.0 billion and $1.8 billion at June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts and marketable securities consisting of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.

In May 2024, we issued the 2030 Notes with an aggregate principal amount of $750.0 million, the full amount of which is outstanding as of June 30, 2024. We carry the 2030 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. The fair value of the 2030 Notes changes when the market price of our stock fluctuates or market interest rates change.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.50 billion, the full amount of which is outstanding as of June 30, 2024. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of June 30, 2024. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $36.2 million remains outstanding as of June 30, 2024. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $249.8 million remains outstanding as of June 30, 2024. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Numerous school districts and other municipalities have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP, and we have received similar claims in Canada. The Nevada Attorney General also filed a lawsuit against us in Nevada state court making similar allegations. We are also subject to government investigations and inquiries from multiple regulators concerning the use of our products and features, and the alleged mental and physical health and safety impacts on teen users in particular. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
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
We had 432 million daily active users, or DAUs, on average in the quarter ended June 30, 2024. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from targeting advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes in exchange for money or other valuable consideration, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and present laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such mobile operating systems and application stores, primarily Google and Apple, each have approval authority over whether to feature our core products on their application stores and make available to consumers third-party products that compete with ours. Furthermore, there is no guarantee that any approval previously provided by such owner or operator will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these mobile operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. For instance, Apple’s iOS 18 may make it more difficult for us to access a Snapchatter’s contact book, which in turn could make it more difficult for us to connect Snapchatters with their close friends, potentially reducing engagement on our platform. If these changes do not apply to Apple’s iMessage app, it may give it more of a competitive advantage. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the mobile operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes significant time to optimize new products and features to function with the variety of existing mobile operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.
Moreover, our products require high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth, and engagement may be seriously harmed. Additionally, to deliver high-quality video and other content over mobile cellular networks, our products must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control and which may be subject to future changes. In addition, the proposal or adoption of any laws, regulations, or initiatives that adversely affect the growth, popularity, or use of the internet, including laws governing internet neutrality, could decrease the demand for our products, including by impairing our ability to retain existing users or attract new users, make Snapchat a less attractive alternative to our competitors’ applications, and increase our cost of doing business.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of June 30, 2024, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, our board of directors approved the future declaration and payment of a special dividend of one share of Class A common stock on each outstanding share of Snap’s common stock, subject to certain triggering conditions, which triggering conditions were modified in connection with the effectiveness the settlement of a class action lawsuit in February 2024. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions for the company and take risks that may not be successful and may seriously harm our business.
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
Generally, during times of war and other major conflicts, we, the third parties on which we rely, and our partners are vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt our business. We have experienced, and may continue to experience, attempted cyberattacks on our products, systems, and networks, which we believe are related to conflicts. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions with regards to any conflicts or support for team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with the ongoing conflict.
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
Because our products created new ways of communicating, they have often required users to learn new behaviors to use our products, or to use our products repeatedly to receive the most benefit. These new behaviors, such as swiping and tapping in the Snapchat application, are not always intuitive to users. This can create a lag in adoption of new products and new user additions related to new products. We believe this has not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may also develop new products or initiatives that increase user engagement and costs without increasing revenue in the short- or long-term.
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, evolving the user experience, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2020, we launched Spotlight, an entertainment platform for user-generated content within Snapchat, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, and in 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, evolving user experiences, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community, attract or retain users, generate sufficient revenue or operating margin, or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $12.6 billion and for the three months ended June 30, 2024, we had a net loss of $248.6 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
If any of these or similar events occur, our or our third-party partners’ sensitive information and information technology systems could be accessed, acquired, modified, destroyed, lost, altered, encrypted, or disclosed in an unauthorized, unlawful, accidental, or other improper manner, resulting in a security incident or other interruption. It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
We have previously suffered the loss of sensitive information related to employee error, insider threats, and vendor breaches. Any security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, and manage the risks of harm to users from illegal and harmful content, such as terrorism, child sexual exploitation and abuse, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting showing teens advertising, requiring age verification, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business.
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
We use AI, including generative AI, in consumer-facing features of our products and services, such My AI, and in the operation of our business. The development and use of AI presents various privacy and security risks that may impact our business. AI is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several countries in which we operate or have users have proposed or enacted, or are considering, laws governing AI, which we are or may be subject to. The legal landscape around intellectual property rights in AI, and the use, training, implementation, privacy, and safety of AI, is evolving, including ongoing litigation against our peers relating to the use of data protected by global intellectual property and privacy laws. These obligations may make it harder for us to use AI in our products or services, lead to regulatory fines or penalties, or require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, we were subject to an investigation by the UK Information Commissioner’s Office, or ICO, which was concluded by the ICO in May 2024 and resulted in the ICO issuing its final non-infringement decision regarding My AI in June 2024, meaning no fines or other enforcement actions were imposed. However, we remain subject to other regulatory inquiries relating to the use and operation of My AI. Given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI features and use, training, and implementation of AI could subject us to regulatory action, product restrictions, fines, litigation, and reputational harm, and require us to expend significant resources, all of which may seriously harm our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our reputation and user engagement may be harmed, and we may be required to change our business practices, retrain our AI, or limit our use of AI. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations related to the use of AI-related systems and may require us to change our products or business practices to comply with such obligations if they are applicable.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations and have, and may in the future, receive additional requests for information regarding our business practices. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our products, product offerings and features, policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business.
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
We rely on a variety of Constitutional, statutory, and common-law frameworks that provide that we are not legally responsible for content created by our users, including the Digital Millennium Copyright Act, the Communications

Decency Act, or CDA, the First Amendment, and the fair-use doctrine. However, these provisions, statutes, and doctrines are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments to the CDA each year since 2019 including, among other things, proposals that would narrow the scope of CDA protection, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections and implicate U.S. constitutional protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws were upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA or previously accepted U.S. constitutional protections and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2024, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, in some cases with retroactive effect, and others have proposed, taxes on digital services that are based on gross receipts generated from users or customers in those jurisdictions, regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. While it remains uncertain whether Pillar One will be adopted, based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if it is ultimately adopted and if our global revenue exceeds the Pillar One thresholds. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of the Pillar Two proposal from the start of 2024. Further widespread implementation of Pillar Two is anticipated, with incremental aspects of the legislation potentially starting in 2025. While we do not expect a resulting material change to our income tax provision for the current year, such implementation could impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, digital services tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2024, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From July 1, 2022 to June 30, 2024, the trading price of our Class A common stock ranged from $7.33 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, or 2030 Notes by holders are met before the close of business on the business day immediately preceding February 1, 2025, May 1, 2026, February 1, 2027, December 1, 2027, or May 1, 2030, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.
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
The following table summarizes stock repurchase activity for the three months ended June 30, 2024 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
April 1 - April 30, 2024	6,865	$11.06	6,865	$—
May 1 - May 31, 2024	—	$—	—	$—
June 1 - June 30, 2024	—	$—	—	$—
Total	6,865		6,865
(1)In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During April 2024, we completed this program and repurchased 6.9 million shares of our Class A common stock for an aggregate of $76.0 million, including costs associated with the repurchases.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements

During the quarter ended June 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1 (1)	Expiration Date	Total Shares of Class A Common Stock to be Sold
Michael Lynton, Director and Chairperson of the Board	6/3/2024	Adoption (2)	X	05/21/2026	Up to 377,256 (3)
Rebecca Morrow, Chief Accounting Officer	6/6/2024	Adoption	X	06/10/2025	(4)
Poppy Thorpe, Director	6/10/2024	Adoption	X	09/15/2025	Up to 63,163
(1)Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(3)Trading arrangement provides for the sale of up to 377,256 shares of Class A common stock on behalf of Mr. Lynton, the Lynton Foundation, and certain family members of Mr. Lynton.
(4)Trading arrangement provides for the sale of a number of shares of Class A common stock held by Ms. Morrow with a value equal to up to $600,000.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

3.5	Amendment No. 3 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	May 17, 2024

4.1	Indenture, dated May 13, 2024, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	May 13, 2024

4.2	Form of Global Note, representing Snap Inc.’s 0.50% Convertible Senior Notes due 2030	8-K	001-38017	4.2	May 13, 2024

10.1	Amendment to Co-Founder Agreement among Snap Inc., Evan Spiegel, and the other Holders signatory thereto, made as of May 16, 2024.	8-K	001-38017	10.1	May 17, 2024

10.2	Amendment to Co-Founder Agreement among Snap Inc., Robert Murphy, and the other Holders signatory thereto, made as of May 16, 2024.	8-K	001-38017	10.2	May 17, 2024

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Capped Call Confirmation.	8-K	001-38017	99.1	May 13, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: August 1, 2024	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2024	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)