Form 10-Q
period 2024-09-30
Snap Inc
filed 2024-10-30
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,423,056,065 shares outstanding as of October 25, 2024
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of October 25, 2024
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 25, 2024

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, and geo-political events and conflicts, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political events and conflicts and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,850	41,209	118,493	116,117
Stock-based compensation	260,229	357,933	783,292	990,807
Amortization of debt issuance costs	2,717	1,842	6,667	5,517
Losses (gains) on debt and equity securities, net	536	21,155	12,166	5,888
Other	2,200	(4,395)	(3,829)	(31,098)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(51,941)	(128,972)	73,350	55,772
Prepaid expenses and other current assets	11,914	(837)	(36,241)	(15,139)
Operating lease right-of-use assets	12,731	17,904	41,235	53,379
Other assets	3,090	(2,767)	(3,007)	(3,192)
Accounts payable	(16,642)	(16,951)	(112,287)	(45,497)
Accrued expenses and other current liabilities	19,331	105,907	46,771	68,697
Operating lease liabilities	(16,384)	(16,181)	(44,254)	(52,523)
Other liabilities	2,488	5,190	7,448	7,457
Net cash provided by (used in) operating activities	115,872	12,781	182,847	81,947
Cash flows from investing activities
Purchases of property and equipment	(44,041)	(73,435)	(146,551)	(158,008)
Purchases of strategic investments	—	—	(2,000)	(7,770)
Sales of strategic investments	557	5,151	1,572	5,151
Cash paid for acquisitions, net of cash acquired	—	—	—	(50,254)
Purchases of marketable securities	(705,066)	(537,046)	(1,945,590)	(2,042,317)
Sales of marketable securities	187,754	16,451	354,311	107,724
Maturities of marketable securities	337,985	557,579	1,170,066	2,093,737
Other	—	(308)	(100)	(432)
Net cash provided by (used in) investing activities	(222,811)	(31,608)	(568,292)	(52,169)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	740,350	—
Purchase of capped calls	—	—	(68,850)	—
Proceeds from termination of capped calls	—	—	62,683	—
Proceeds from the exercise of stock options	10,304	5	12,798	416
Repurchases of Class A non-voting common stock	—	—	(311,069)	—
Deferred payments for acquisitions	—	(10,441)	(3,695)	(254,557)
Repurchases of convertible notes	—	—	(859,042)	—
Other	—	—	(1,799)	—
Net cash provided by (used in) financing activities	10,304	(10,436)	(428,624)	(254,141)
Change in cash, cash equivalents, and restricted cash	(96,635)	(29,263)	(814,069)	(224,363)
Cash, cash equivalents, and restricted cash, beginning of period	1,065,028	1,228,676	1,782,462	1,423,776
Cash, cash equivalents, and restricted cash, end of period	$968,393	$1,199,413	$968,393	$1,199,413
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,372,574	$1,188,551	$3,804,115	$3,244,828
Costs and expenses:
Cost of revenue	638,907	555,753	1,802,577	1,492,613
Research and development	412,791	494,559	1,268,746	1,427,334
Sales and marketing	273,107	297,251	815,461	846,281
General and administrative	220,979	221,051	677,748	628,266
Total costs and expenses	1,545,784	1,568,614	4,564,532	4,394,494
Operating loss	(173,210)	(380,063)	(760,417)	(1,149,666)
Interest income	38,533	43,839	114,893	124,931
Interest expense	(5,883)	(5,521)	(15,739)	(16,749)
Other income (expense), net	(4,355)	(20,662)	(25,228)	(7,967)
Loss before income taxes	(144,915)	(362,407)	(686,491)	(1,049,451)
Income tax benefit (expense)	(8,332)	(5,849)	(20,466)	(24,787)
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.09)	$(0.23)	$(0.43)	$(0.67)
Diluted	$(0.09)	$(0.23)	$(0.43)	$(0.67)
Weighted average shares used in computation of net loss per share:
Basic	1,663,011	1,625,917	1,651,756	1,603,672
Diluted	1,663,011	1,625,917	1,651,756	1,603,672
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	18,022	(1,287)	14,555	(7,471)
Foreign currency translation	8,045	(334)	7,153	3,663
Total other comprehensive income (loss), net of tax	26,067	(1,621)	21,708	(3,808)
Total comprehensive loss	$(127,180)	$(369,877)	$(685,249)	$(1,078,046)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$964,967	$1,780,400
Marketable securities	2,227,162	1,763,680
Accounts receivable, net of allowance	1,195,701	1,278,176
Prepaid expenses and other current assets	200,902	153,587
Total current assets	4,588,732	4,975,843
Property and equipment, net	466,397	410,326
Operating lease right-of-use assets	516,959	516,862
Intangible assets, net	98,920	146,303
Goodwill	1,693,946	1,691,827
Other assets	226,463	226,597
Total assets	$7,591,417	$7,967,758
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$157,471	$278,961
Operating lease liabilities	21,311	49,321
Accrued expenses and other current liabilities	921,393	805,836
Convertible senior notes, net	36,191	—
Total current liabilities	1,136,366	1,134,118
Long-term convertible senior notes, net	3,605,137	3,749,400
Operating lease liabilities, noncurrent	577,912	546,279
Other liabilities	61,927	123,849
Total liabilities	5,381,342	5,553,646
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,465,785 shares issued, 1,418,062 shares outstanding at September 30, 2024, and 3,000,000 shares authorized, 1,440,541 shares issued, 1,391,341 shares outstanding at December 31, 2023.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at September 30, 2024, and 700,000 shares authorized, 22,528 shares issued and outstanding at December 31, 2023.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2024 and December 31, 2023.	2	2
Treasury stock, at cost. 47,723 and 49,200 shares of Class A non-voting common stock at September 30, 2024 and December 31, 2023, respectively.	(465,502)	(479,903)
Additional paid-in capital	15,391,284	14,613,404
Accumulated deficit	(12,744,562)	(11,726,536)
Accumulated other comprehensive income (loss)	28,839	7,131
Total stockholders’ equity	2,210,075	2,414,112
Total liabilities and stockholders’ equity	$7,591,417	$7,967,758
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,399,665	$14	1,361,953	$14	1,391,341	$14	1,319,930	$13
Shares issued in connection with exercise of stock options under stock-based compensation plans	700	—	4	—	884	—	368	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	17,128	—	22,316	—	52,235	—	62,802	1
Conversion of Class B voting common stock to Class A non-voting common stock	5	—	2	—	10	—	354	—
Repurchases of Class A non-voting common stock	—	—	—	—	(27,885)	—	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	564	—	463	—	1,477	—	1,284	—
Balance, end of period	1,418,062	14	1,384,738	14	1,418,062	14	1,384,738	14
Class B voting common stock
Balance, beginning of period	22,528	—	22,539	—	22,528	—	22,529	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	3	—	5	—	365	—
Conversion of Class B voting common stock to Class A non-voting common stock	(5)	—	(2)	—	(10)	—	(354)	—
Balance, end of period	22,523	—	22,540	—	22,523	—	22,540	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	48,287	(470,999)	50,491	(492,500)	49,200	(479,903)	51,312	(500,514)
Repurchases of Class A non-voting common stock	—	—	—	—	27,885	(311,069)	—	—
Retirement of Class A non-voting common stock	—	—	—	—	(27,885)	311,069	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(564)	5,497	(463)	4,518	(1,477)	14,401	(1,284)	12,532
Balance, end of period	47,723	(465,502)	50,028	(487,982)	47,723	(465,502)	50,028	(487,982)
Additional paid-in capital
Balance, beginning of period	—	15,126,248	—	13,934,244	—	14,613,404	—	13,309,828
Stock-based compensation expense	—	260,229	—	357,933	—	783,292	—	989,952
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	10,304	—	5	—	12,798	—	416
Purchase of capped calls	—	—	—	—	—	(68,850)	—	—
Termination of capped calls	—	—	—	—	—	62,683	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(5,497)	—	(4,518)	—	(14,401)	—	(12,532)
Other	—	—	—	—	—	2,358	—	—
Balance, end of period	—	15,391,284	—	14,287,664	—	15,391,284	—	14,287,664
Accumulated deficit
Balance, beginning of period	—	(12,591,315)	—	(10,920,639)	—	(11,726,536)	—	(10,214,657)
Net loss	—	(153,247)	—	(368,256)	—	(706,957)	—	(1,074,238)
Retirement of Class A non-voting common stock	—	—	—	—	—	(311,069)	—	—
Balance, end of period	—	(12,744,562)	—	(11,288,895)	—	(12,744,562)	—	(11,288,895)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	2,772	—	(16,161)	—	7,131	—	(13,974)
Other comprehensive income (loss), net of tax	—	26,067	—	(1,621)	—	21,708	—	(3,808)
Balance, end of period	—	28,839	—	(17,782)	—	28,839	—	(17,782)
Total stockholders’ equity	1,719,935	$2,210,075	1,688,933	$2,493,021	1,719,935	$2,210,075	1,688,933	$2,493,021
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
North America (1) (2)	$826,179	$771,040	$2,301,155	$2,074,671
Europe (3)	241,342	195,232	676,620	530,081
Rest of world	305,053	222,279	826,340	640,076
Total revenue	$1,372,574	$1,188,551	$3,804,115	$3,244,828
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $798.7 million and $2,224.9 million for the three and nine months ended September 30, 2024, respectively, and $747.6 million and $2,009.8 million for the three and nine months ended September 30, 2023, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $122.6 million and $93.7 million as of September 30, 2024 and December 31, 2023, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.

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
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(129,827)	$(2,076)	$(21,344)	$(310,689)	$(5,105)	$(52,462)	$(598,178)	$(9,642)	$(99,137)	$(903,987)	$(15,093)	$(155,158)
Net loss attributable to common stockholders	$(129,827)	$(2,076)	$(21,344)	$(310,689)	$(5,105)	$(52,462)	$(598,178)	$(9,642)	$(99,137)	$(903,987)	$(15,093)	$(155,158)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,408,859	22,525	231,627	1,371,751	22,539	231,627	1,397,602	22,527	231,627	1,349,514	22,531	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,408,859	22,525	231,627	1,371,751	22,539	231,627	1,397,602	22,527	231,627	1,349,514	22,531	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.09)	$(0.09)	$(0.23)	$(0.23)	$(0.23)	$(0.43)	$(0.43)	$(0.43)	$(0.67)	$(0.67)	$(0.67)
Diluted	$(0.09)	$(0.09)	$(0.09)	$(0.23)	$(0.23)	$(0.23)	$(0.43)	$(0.43)	$(0.43)	$(0.67)	$(0.67)	$(0.67)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of September 30,
	2024	2023
	(in thousands)
Stock options	691	2,195
Unvested RSUs and RSAs	132,226	153,629
Convertible Notes (if-converted)	85,945	89,379

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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2024:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2023	157,130	$12.82
Granted	62,425	$13.32
Vested	(54,435)	$15.17
Forfeited	(32,894)	$12.33
Unvested at September 30, 2024	132,226	$12.21
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.3 billion as of September 30, 2024 and is expected to be recognized over a weighted-average period of 2.0 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity under the Stock Plans for the nine months ended September 30, 2024:

	Number of Class A Shares	Number of Class B Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Outstanding at December 31, 2023	1,692	5	$14.90	4.41	$5,225
Granted	—	—	$—	—	$—
Exercised	(884)	(5)	$14.39	—	$—
Forfeited	(117)	—	$12.51	—	$—
Outstanding at September 30, 2024	691	—	$15.97	4.75	$249
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, there was no unrecognized compensation cost related to stock options granted under the Stock Plans.

Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,333	$2,640	$4,408	$6,890
Research and development	172,516	234,615	518,500	672,030
Sales and marketing	53,345	72,783	160,209	185,319
General and administrative	33,035	47,895	100,175	126,568
Total	$260,229	$357,933	$783,292	$990,807
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in April 2024. For the nine months ended September 30, 2024, we repurchased and retired 27.9 million shares of our Class A common stock for an aggregate of $311.1 million, including costs associated with the repurchases.
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
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$1,691,827
Goodwill acquired	—
Foreign currency translation	2,119
Balance as of September 30, 2024	$1,693,946

Intangible assets consisted of the following:

	As of September 30, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	2.3	$745	$(596)	$149
Technology	2.4	315,333	(233,695)	81,638
Patents	8.7	39,373	(22,240)	17,133
Other	—	6,000	(6,000)	—
Total intangible assets		$361,451	$(262,531)	$98,920

	As of December 31, 2023
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands, except years)
Domain names	3.0	$745	$(546)	$199
Technology	2.8	323,313	(197,608)	125,705
Patents	8.8	39,373	(19,099)	20,274
Other	—	6,000	(5,875)	125
Total intangible assets		$369,431	$(223,128)	$146,303
Amortization of intangible assets was $13.9 million and $47.5 million for the three and nine months ended September 30, 2024, respectively, and $19.1 million and $55.3 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2024	$12,557
2025	41,513
2026	20,299
2027	12,124
2028	4,343
Thereafter	8,084
Total	$98,920
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
The Convertible Notes consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
	(in thousands)
2025 Notes	$36,240	$(49)	$36,191	$284,105	$(871)	$283,234
2026 Notes	249,754	(722)	249,032	838,482	(3,402)	835,080
2027 Notes	1,150,000	(5,517)	1,144,483	1,150,000	(7,114)	1,142,886
2028 Notes	1,500,000	(9,687)	1,490,313	1,500,000	(11,800)	1,488,200
2030 Notes	750,000	(28,691)	721,309	—	—	—
Total	$3,685,994	$(44,666)	$3,641,328	$3,772,587	$(23,187)	$3,749,400
As of September 30, 2024, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes will be amortized over the remaining period of approximately 0.6 years, 1.8 years, 2.6 years, 3.4 years, and 5.6 years, respectively.
The following table summarizes interest expense related to the Convertible Notes for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$1,897	$2,218	$5,437	$6,655
Amortization of debt issuance costs	2,595	1,721	6,305	5,158
Total interest expense	$4,492	$3,939	$11,742	$11,813
As of September 30, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of September 30, 2024 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2024. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
As of September 30, 2024, the remaining Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2024, we had $65.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $5.4 billion in commitments as of September 30, 2024, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2024. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2024.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2024 and 2042. Total operating lease costs were $25.3 million and $75.9 million for the three and nine months ended September 30, 2024, respectively, and $24.8 million and $75.4 million for the three and nine months ended September 30, 2023.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of September 30,
	2024	2023
Weighted-average remaining lease term	9.5	6.2
Weighted-average discount rate	6.2%	5.0%

The maturities of our operating lease liabilities as of September 30, 2024 were as follows:

Operating Leases
(in thousands)
Remainder of 2024	$26,867
2025	57,212
2026	91,993
2027	84,650
2028	83,685
Thereafter	478,266
Total lease payments	822,673
Less: Imputed interest	(223,450)
Present value of lease liabilities	$599,223
As of September 30, 2024, we had additional operating leases that have not yet commenced for facilities with lease obligations of $36.0 million. These operating leases will commence between 2025 and 2026 with lease terms of approximately 7 years to 11 years.
Cash payments included in the measurement of our operating lease liabilities were $27.4 million and $84.5 million for the three and nine months ended September 30, 2024, respectively, and $24.4 million and $72.8 million for the three and nine months ended September 30, 2023.
Lease liabilities arising from obtaining operating lease right-of-use assets were $8.6 million and $44.1 million for the three and nine months ended September 30, 2024, respectively, and $16.0 million and $30.2 million for the three and nine months ended September 30, 2023.
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
The following table summarizes our strategic investments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Initial cost	$106,052	$106,368
Cumulative upward adjustments	146,201	147,317
Cumulative downward adjustments, including impairments	(63,619)	(58,357)
Carrying value	$188,634	$195,328

Gains and losses recognized during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$—	$(60)	$—
Unrealized gains on strategic investments still held at the reporting date	60	130	334	1,685
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(372)	(400)	(7,411)	(1,704)
Gains (losses) on strategic investments, net	$(312)	$(270)	$(7,137)	$(19)
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of September 30, 2024 and December 31, 2023:

		September 30, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
		(in thousands)
Cash		$364,221	$—	$—	$364,221
Cash equivalents:
Money market funds	Level 1	591,491	99	—	591,590
U.S. government securities	Level 1	9,155	1	—	9,156
Total cash and cash equivalents		964,867	100	—	964,967
Marketable debt securities:
U.S. government securities	Level 1	2,045,723	11,770	(463)	2,057,030
U.S. government agency securities	Level 1	12,001	5	(5)	12,001
Corporate debt securities	Level 2	140,662	452	(8)	141,106
Commercial paper	Level 2	8,599	—	—	8,599
Total marketable debt securities		2,206,985	12,227	(476)	2,218,736
Total		$3,171,852	$12,327	$(476)	$3,183,703

		December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value
		(in thousands)
Cash		$584,990	$—	$—	$584,990
Cash equivalents:
Money market funds	Level 1	1,195,410	—	—	1,195,410
Total cash and cash equivalents		1,780,400	—	—	1,780,400
Marketable debt securities:
U.S. government securities	Level 1	1,295,918	894	(3,919)	1,292,893
U.S. government agency securities	Level 1	138,420	31	(188)	138,263
Corporate debt securities	Level 2	234,336	577	(99)	234,814
Commercial paper	Level 2	65,380	—	—	65,380
Certificates of deposit	Level 2	18,725	—	—	18,725
Total marketable debt securities		1,752,779	1,502	(4,206)	1,750,075
Total		$3,533,179	$1,502	$(4,206)	$3,530,475
Gross unrealized losses on marketable debt securities were not material for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of September 30, 2024, $1.1 billion of our total $2.2 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $8.4 million and $13.6 million as of September 30, 2024 and December 31, 2023, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$(14,105)	$—	$11,046
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(439)	(6,803)	(5,179)	(16,941)
Gains (losses) on publicly traded equity securities, net	$(439)	$(20,908)	$(5,179)	$(5,895)
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of September 30, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $34.7 million, $240.9 million, $985.9 million, $1,200.3 million, and $641.2 million, respectively. As of December 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $300.9 million, $893.2 million, $921.5 million, and $1,181.7 million, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $8.3 million and $20.5 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $24.8 million for the three and nine months ended September 30, 2023.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total
	(in thousands)
Balance at December 31, 2023	$(2,860)	$9,991	$7,131
Other comprehensive income (loss) before reclassifications	14,760	7,153	21,913
Amounts reclassified from AOCI (1)	(205)	—	(205)
Net current period other comprehensive income (loss)	14,555	7,153	21,708
Balance at September 30, 2024	$11,695	$17,144	$28,839
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Long-lived Assets
The following table lists long-lived assets by geographic area, which includes property and equipment, net and operating lease right-of-use assets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
United States	$665,472	$646,546
United Kingdom	245,832	218,326
Rest of world (1)	72,052	62,316
Total long-lived assets, net	$983,356	$927,188
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.
15. Restructuring
2024 Restructuring
In the first quarter of 2024, we announced a plan to reduce hierarchy and concentrate our team members in major hub locations to support in-person collaboration, resulting in the reduction of our global headcount by approximately 10%. We completed the 2024 restructuring in the second quarter of 2024.

The following table summarizes the 2024 restructuring charges included in our consolidated statement of operations for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
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
The liabilities related to the 2024 restructuring were immaterial as of September 30, 2024.
AR Enterprise Strategic Review
In the third quarter of 2023, we initiated the wind down of our AR Enterprise business, which included a reduction of our global employee headcount by approximately 3%. We substantially completed the program in the fourth quarter of 2023.
For the three months ended September 30, 2023, we recognized $18.6 million of pre-tax restructuring charges. The charges primarily include cash severance and stock-based compensation expense recorded in sales and marketing expenses in our consolidated statement of operations.
16. Subsequent Events
In October 2024, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be initiated, modified, suspended, or terminated at any time during such period.

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
Overview of Third Quarter 2024 Results
Our key user metrics and financial results for the three months ended September 30, 2024 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 9% year-over-year to 443 million.
•Average revenue per user, or ARPU, was $3.10, compared to $2.93 in the prior year.
Financial Results
•Revenue was $1,372.6 million, compared to $1,188.6 million in the prior year, an increase of 15% year-over-year.
•Total costs and expenses were $1,545.8 million, compared to $1,568.6 million in the prior year.
•Net loss was $153.2 million, compared to $368.3 million in the prior year.
•Diluted net loss per share was $(0.09), compared to $(0.23) in the prior year.
•Adjusted EBITDA was $132.0 million, compared to $40.1 million in the prior year.
•Cash provided by operating activities was $115.9 million, compared to $12.8 million in the prior year.
•Free Cash Flow was $71.8 million, compared to $(60.7) million in the prior year.
•Cash, cash equivalents, and marketable securities were $3.2 billion as of September 30, 2024.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. In 2022, we conducted a strategic reprioritization to realign our focus on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality. We believe that we can be successful in our current operating environment, with various macroeconomic factors impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. However, the impact of our strategic reprioritization and recent restructurings is difficult to predict.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 443 million DAUs on average in the third quarter of 2024, an increase of 37 million, or 9%, from the third quarter of 2023.

Quarterly Average Daily Active Users (1) (in millions)
Global

450
400
350
300
250
200
150
100
50
0
363
375
383
397
406
414
422
432
443
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

YoY growth:	19%	17%	15%	14%	12%	10%	10%	9%	9%
(1)     Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
100
101
101
100
100
100
100
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

YoY growth:	4%	3%	3%	2%	1%	—%	(1)%	—%	—%	11%	12%	10%	9%	7%	4%	4%	3%	4%
(2)    North America includes Mexico, the Caribbean, and Central America.
(3)    Europe includes Russia and Turkey.

Rest of World

260
240
220
200
180
160
140
120
100
80
60
40
20
0
175
183
190
202
211
218
226
235
244
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

YoY growth:	34%	31%	27%	25%	21%	19%	19%	16%	16%
Monetization
We recorded revenue of $1,372.6 million for the three months ended September 30, 2024, compared to revenue of $1,188.6 million for the same period in 2023, an increase of 15% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.10 in the third quarter of 2024, compared to $2.93 in the third quarter of 2023. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.11
$3.47
$2.58
$2.69
$2.93
$3.29
$2.83
$2.86
$3.10
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

North America (1)	Europe (2)

$11.00
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$8.13
$8.77
$6.37
$6.83
$7.82
$8.96
$7.44
$7.67
$8.54
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.89
$1.10
$1.00
$0.98
$0.96
$1.03
$1.13
$1.02
$1.09
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

Results of Operations
The following table summarizes certain selected historical financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$1,372,574	$1,188,551	$3,804,115	$3,244,828
Operating loss	$(173,210)	$(380,063)	$(760,417)	$(1,149,666)
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Adjusted EBITDA (1)	$131,962	$40,094	$232,598	$2,428
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,372,574	$1,188,551	$3,804,115	$3,244,828
Costs and expenses (1) (2):
Cost of revenue	638,907	555,753	1,802,577	1,492,613
Research and development	412,791	494,559	1,268,746	1,427,334
Sales and marketing	273,107	297,251	815,461	846,281
General and administrative	220,979	221,051	677,748	628,266
Total costs and expenses	1,545,784	1,568,614	4,564,532	4,394,494
Operating loss	(173,210)	(380,063)	(760,417)	(1,149,666)
Interest income	38,533	43,839	114,893	124,931
Interest expense	(5,883)	(5,521)	(15,739)	(16,749)
Other income (expense), net	(4,355)	(20,662)	(25,228)	(7,967)
Loss before income taxes	(144,915)	(362,407)	(686,491)	(1,049,451)
Income tax benefit (expense)	(8,332)	(5,849)	(20,466)	(24,787)
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Adjusted EBITDA (3)	$131,962	$40,094	$232,598	$2,428
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,333	$2,640	$4,408	$6,890
Research and development	172,516	234,615	518,500	672,030
Sales and marketing	53,345	72,783	160,209	185,319
General and administrative	33,035	47,895	100,175	126,568
Total	$260,229	$357,933	$783,292	$990,807
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$965	$3,184	$4,987	$9,580
Research and development	24,798	26,252	75,305	75,238
Sales and marketing	4,953	5,466	14,614	16,144
General and administrative	8,134	6,307	23,587	15,155
Total	$38,850	$41,209	$118,493	$116,117
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	47	47	47	46
Research and development	30	42	33	44
Sales and marketing	20	25	21	26
General and administrative	16	18	19	19
Total costs and expenses	113	132	120	135
Operating loss	(13)	(32)	(20)	(35)
Interest income	2	4	3	4
Interest expense	—	—	—	(1)
Other income (expense), net	—	(2)	(1)	—
Loss before income taxes	(11)	(30)	(18)	(32)
Income tax benefit (expense)	—	(1)	(1)	(1)
Net loss	(11)%	(31)%	(19)%	(33)%
Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue	$1,372,574	$1,188,551	$3,804,115	$3,244,828
Revenue as a dollar change		$184,023		$559,287
Revenue as a percentage change		15%		17%
Revenue for the three and nine months ended September 30, 2024 increased $184.0 million and $559.3 million compared to the same periods in 2023. The increase in both periods was primarily due to a combination of growth in advertisers, optimization efficiencies, and improvement in auction-based advertising demand. The increase in both periods was also driven by higher subscription revenue due to growth in the number of subscribers.
Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Cost of Revenue	$638,907	$555,753	$1,802,577	$1,492,613
Cost of Revenue as a dollar change		$83,154		$309,964
Cost of Revenue as a percentage change		15%		21%
Cost of revenue for the three and nine months ended September 30, 2024 increased $83.2 million and $310.0 million compared to the same periods in 2023. The increase in both periods was primarily driven by increased infrastructure costs attributable to DAU growth and investments in machine learning and AI, partially offset by improvements to our cloud infrastructure unit costs resulting from engineering efficiencies and pricing improvements.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Research and Development Expenses	$412,791	$494,559	$1,268,746	$1,427,334
Research and Development Expenses as a dollar change		$(81,768)		$(158,588)
Research and Development Expenses as a percentage change		(17)%		(11)%
Research and development expenses for the three and nine months ended September 30, 2024 decreased $81.8 million and $158.6 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower cash and stock-based compensation expenses due to lower headcount compared to the prior periods. Additionally, the decrease for the nine months ended September 30, 2024 was partially offset by $38.8 million relating to restructuring charges primarily recognized in the first quarter of 2024.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Sales and Marketing Expenses	$273,107	$297,251	$815,461	$846,281
Sales and Marketing Expenses as a dollar change		$(24,144)		$(30,820)
Sales and Marketing Expenses as a percentage change		(8)%		(4)%
Sales and marketing expenses for the three and nine months ended September 30, 2024 decreased $24.1 million and $30.8 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower cash and stock-based compensation expenses due to lower headcount compared to the prior periods, partially offset by increased marketing investments. The decrease for the nine months ended September 30, 2024 was also partially offset by $19.9 million relating to restructuring charges primarily recognized in the first quarter of 2024.
General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
General and Administrative Expenses	$220,979	$221,051	$677,748	$628,266
General and Administrative Expenses as a dollar change		$(72)		$49,482
General and Administrative Expenses as a percentage change		—%		8%
General and administrative expenses for the three months ended September 30, 2024 were $221.0 million, compared to $221.1 million for the same period in 2023. The change is primarily driven by lower cash and stock-based compensation expenses, offset by higher spend on external professional services. General and administrative expenses for the nine months ended September 30, 2024 increased $49.5 million compared to the same period in 2023. The increase was primarily driven by higher spend on external professional services, increased facilities costs, and $10.3 million relating to restructuring charges primarily recognized in the first quarter of 2024, partially offset by lower cash and stock-based compensation expenses.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest Income	$38,533	$43,839	$114,893	$124,931
Interest Income as a dollar change		$(5,306)		$(10,038)
Interest Income as a percentage change		(12)%		(8)%
Interest income for the three and nine months ended September 30, 2024 decreased $5.3 million and $10.0 million compared to the same periods in 2023. The decrease in both periods was primarily driven by lower overall invested cash balances.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest Expense	$(5,883)	$(5,521)	$(15,739)	$(16,749)
Interest Expense as a dollar change		$(362)		$1,010
Interest Expense as a percentage change		7%		(6)%
Interest expense for the three months ended September 30, 2024 increased $0.4 million compared to the same period in 2023. Interest expense for the nine months ended September 30, 2024 decreased $1.0 million compared to the same period in 2023. Interest expense for all periods consists primarily of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Other Income (Expense), Net	$(4,355)	$(20,662)	$(25,228)	$(7,967)
Other Income (Expense), Net as a dollar change		$16,307		$(17,261)
Other Income (Expense), Net as a percentage change		79%		(217)%
Other expense, net for the three months ended September 30, 2024 was not material. Other expense, net for the three months ended September 30, 2023 was primarily the result of $20.9 million in total losses on publicly traded securities classified as marketable securities.
Other expense, net for the nine months ended September 30, 2024 was primarily the result of $7.1 million in net losses on strategic investments, a $6.7 million net loss on extinguishment associated with the Note Repurchases, and $5.2 million in unrealized losses on publicly traded securities classified as marketable securities. Other expense, net for the nine months ended September 30, 2023 was primarily a result of $5.9 million in total losses on publicly traded securities classified as marketable securities.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Income Tax Benefit (Expense)	$(8,332)	$(5,849)	$(20,466)	$(24,787)
Income Tax Benefit (Expense) as a dollar change		$(2,483)		$4,321
Income Tax Benefit (Expense) as a percentage change		(42)%		17%
Effective Tax Rate	(5.7)%	(1.6)%	(3.0)%	(2.4)%
Income tax expense for the three and nine months ended September 30, 2024 was $8.3 million and $20.5 million, respectively, compared to an income tax expense of $5.8 million and $24.8 million for the same periods in 2023. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
	(NM = Not Meaningful)
Net Loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Net Loss as a dollar change		$215,009		$367,281
Net Loss as a percentage change		58%		34%

Adjusted EBITDA	$131,962	$40,094	$232,598	$2,428
Adjusted EBITDA as a dollar change		$91,868		$230,170
Adjusted EBITDA as a percentage change		229%		NM
Net loss for the three and nine months ended September 30, 2024 was $153.2 million and $707.0 million, respectively, compared to $368.3 million and $1,074.2 million for the same periods in 2023. The decrease in net loss for both periods was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and nine months ended September 30, 2024 was $132.0 million and $232.6 million, respectively, compared to $40.1 million and $2.4 million for the same periods in 2023. The increase for both periods was primarily attributable to increased revenue, lower research and development expenses, and lower sales and marketing expenses, partially offset by higher cost of revenue and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $3.2 billion as of September 30, 2024, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, money market funds, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.

As of September 30, 2024, approximately 3.8% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in the United Kingdom and are utilized to fund our foreign operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2024, we had $65.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Convertible Notes
In May 2024, we entered into a purchase agreement for the sale of an aggregate of $750.0 million principal amount of convertible senior notes due in 2030. The net proceeds from the issuance of the 2030 Notes were $671.5 million, net of debt issuance costs and the 2030 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2030 Notes mature on May 1, 2030 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2024 and as a result, the 2030 Notes will not be eligible for optional conversion during the fourth quarter of 2024. As of September 30, 2024, the outstanding principal of the 2030 Notes was $750.0 million.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2024 and as a result, the 2028 Notes will not be eligible for optional conversion during the fourth quarter of 2024. As of September 30, 2024, the outstanding principal of the 2028 Notes was $1.50 billion.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2024 and as a result, the 2027 Notes will not be eligible for optional conversion during the fourth quarter of 2024. As of September 30, 2024, the outstanding principal of the 2027 Notes was $1.15 billion.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2024 and as a result, the 2025 Notes will not be eligible for optional conversion during the fourth quarter of 2024. On or after February 1, 2025, the 2025 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. As of September 30, 2024, the outstanding principal of the 2025 Notes was $36.2 million.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of September 30, 2024 and as a result, the 2026 Notes will not be eligible for optional conversion during the fourth quarter of 2024. As of September 30, 2024, the outstanding principal of the 2026 Notes was $249.8 million.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $5.4 billion in commitments, as of September 30, 2024, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements.
Stock Repurchases
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in April 2024. For the nine months ended September 30, 2024, we repurchased and retired 27.9 million shares of our Class A common stock for an aggregate of $311.1 million, including costs associated with the repurchases.
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

Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$182,847	$81,947
Net cash provided by (used in) investing activities	(568,292)	(52,169)
Net cash provided by (used in) financing activities	(428,624)	(254,141)
Change in cash, cash equivalents, and restricted cash	$(814,069)	$(224,363)
Free Cash Flow (1)	$36,296	$(76,061)
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $182.8 million for the nine months ended September 30, 2024, compared to $81.9 million for the same period in 2023, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $783.3 million and depreciation and amortization expense of $118.5 million. Net cash provided by operating activities for the nine months ended September 30, 2024 was also driven by a $73.3 million decrease in accounts receivable due to higher collections and a reduction in billings in the period, partially offset by a $112.3 million decrease in accounts payable, primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $568.3 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $52.2 million for the same period in 2023. Our investing activities for the nine months ended September 30, 2024 primarily consisted of purchases of marketable securities of $1.9 billion and purchases of property and equipment of $146.6 million, partially offset by maturities of marketable securities of $1.2 billion and sales of marketable securities of $354.3 million. Our investing activities for the nine months ended September 30, 2023 primarily consisted of purchases of marketable securities of $2.0 billion, purchases of property and equipment of $158.0 million, and cash paid for acquisitions, net of cash acquired of $50.3 million, partially offset by maturities of marketable securities of $2.1 billion and sales of marketable securities of $107.7 million
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $428.6 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $254.1 million for the same period in 2023. Our financing activities for the nine months ended September 30, 2024 primarily consisted of the Note Repurchases for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the 2030 Capped Call Transactions for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million. Our financing activities for the nine months ended September 30, 2023 primarily consisted of $254.6 million of deferred payments for acquisitions completed in prior periods.
Free Cash Flow
Free Cash Flow was $36.3 million for the nine months ended September 30, 2024, compared to $(76.1) million for the same period in 2023. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $146.6 million for the nine months ended September 30, 2024, compared to $158.0 million for the same period in 2023. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”

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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$115,872	$12,781	$182,847	$81,947
Less:
Purchases of property and equipment	(44,041)	(73,435)	(146,551)	(158,008)
Free Cash Flow	$71,831	$(60,654)	$36,296	$(76,061)

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(153,247)	$(368,256)	$(706,957)	$(1,074,238)
Add (deduct):
Interest income	(38,533)	(43,839)	(114,893)	(124,931)
Interest expense	5,883	5,521	15,739	16,749
Other (income) expense, net	4,355	20,662	25,228	7,967
Income tax (benefit) expense	8,332	5,849	20,466	24,787
Depreciation and amortization	38,850	41,209	114,878	116,117
Stock-based compensation expense	260,229	353,846	773,890	986,720
Payroll and other tax expense related to stock-based compensation	6,093	6,463	32,196	30,618
Restructuring charges (1)	—	18,639	72,051	18,639
Adjusted EBITDA	$131,962	$40,094	$232,598	$2,428
(1)Restructuring charges during 2024 are primarily related to cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. Restructuring charges during 2023 are primarily related to cash severance and stock-based compensation expense associated with the wind down of our AR Enterprise business. These charges are not reflective of underlying trends in our business. Refer to Note 15 in our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively. We had marketable securities totaling $2.2 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds. Our marketable securities consist of U.S. government debt and agency securities, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In May 2024, we issued the 2030 Notes with an aggregate principal amount of $750.0 million, the full amount of which is outstanding as of September 30, 2024. We carry the 2030 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. The fair value of the 2030 Notes changes when the market price of our stock fluctuates or market interest rates change.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.50 billion, the full amount of which is outstanding as of September 30, 2024. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of September 30, 2024. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $36.2 million remains outstanding as of September 30, 2024. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $249.8 million remains outstanding as of September 30, 2024. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Numerous school districts and other municipalities have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP, and we have received similar claims in Canada and Israel. The Nevada Attorney General and New Mexico Attorney General have also filed lawsuits against us in their respective state courts making similar allegations. We are also subject to government investigations and inquiries from multiple regulators concerning the use of our products and features, and the alleged mental and physical health and safety impacts on teen users in particular. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
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
We had 443 million daily active users, or DAUs, on average in the quarter ended September 30, 2024. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2023, 2022, and 2021, advertising revenue accounted for approximately 96%, 99%, and 99% of our total revenue, respectively. Even though we have introduced other revenue streams, including subscription models, we still expect this trend to continue for the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws and regulations may also apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate contextual, behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes in exchange for money or other valuable consideration, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and present laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
•decreases in user response rate to application notifications received from Snapchat, whether due to decreased user appreciation for notifications generally or changes in the manner notifications are delivered by mobile operating systems, which may decrease user engagement;
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
Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such mobile operating systems and application stores, primarily Google and Apple, each have approval authority over whether to feature our core products on their application stores and make available to consumers third-party products that compete with ours. Furthermore, there is no guarantee that any approval previously provided by such owner or operator will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these mobile operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. For instance, Apple’s iOS 18, introduced in September 2024, makes it more difficult for us to access a Snapchatter’s contact book, which in turn could make it more difficult for us to connect Snapchatters with their close friends, potentially reducing engagement on our platform. Because these changes do not apply to Apple’s iMessage app, it may put us at a competitive disadvantage. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the mobile operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes significant time to optimize new products and features to function with the variety of existing mobile operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2024, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, evolving the user experience, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, in 2023, we launched My AI, an artificial intelligence powered chatbot, and in 2024, we began testing Simple Snapchat, a new and simplified version of our service. Such new lines of business, new products, evolving user experiences, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community, attract or retain users, generate sufficient revenue or operating margin, or provide positive returns on our investment. For example, Simple Snapchat offers several new features, such as reducing the number of tabs in the application and creating a unified content feed. Although we believe these changes will create an improved user experience, we are still testing and do not know how users or advertisers will adapt or respond to these changes, and whether these changes will ultimately improve our business. Any adverse response to these changes by users or advertisers could seriously harm our business. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2024, we had an accumulated deficit of $12.7 billion and for the three months ended September 30, 2024, we had a net loss of $153.2 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
If the security of our information technology systems or data is compromised or if our platform is subjected to cyber or other attacks that compromise user or partner accounts or frustrate or thwart our users’, partners’, or advertisers’ ability to access our products and services, our reputation and business could be seriously harmed.
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
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms to prevent these account takeovers. User credentials may be obtained on- or off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access user personal data, further compromise additional user accounts, or engage in fraudulent advertising. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals. Because of our global and varied user base, we may also be the target of commercial exploits and other internal and external attack methodologies by commercial spyware vendors, nation states, or nation-state supported groups, which have targeted users and sought to use insiders to obtain user data at peer technology companies.
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

Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems (including that of third parties upon which we rely), and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. We and our third party providers may not, however, detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers may experience delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
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
Under certain of these laws, we could face temporary or definitive bans on data processing and other corrective actions, substantial monetary fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized to represent their interests. The transfer of personal data continues to be under increased regulatory attention and scrutiny, and certain jurisdictions in which we operate have significantly limited the lawful basis on which personal data can be transferred to other jurisdictions and increased the assessments required to do so. We have attempted to structure our operations, and the cross-border transfer mechanisms we rely on, in a manner designed to help us partially avoid some of these concerns. Some of these mechanisms are, or may in the future be, subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal data in the future. If there is no lawful manner for us to transfer personal data, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Regulators may seek to restrict our data processing activities if they believe we have violated cross-border data transfer limitations, which would seriously harm our business. Additionally, companies like us that transfer personal data between jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
We use AI, including generative AI, in consumer-facing features of our products and services, such My AI, and in the operation of our business. The development and use of AI presents various privacy and security risks that may impact our business. AI is subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several countries in which we operate or have users have proposed or enacted, or are considering, laws governing AI, which we are or may be subject to. The legal landscape around intellectual property rights in AI, and the use, training, implementation, privacy, and safety of AI, is evolving, including ongoing litigation against our peers relating to the use of data protected by global intellectual property and privacy laws. These obligations may make it harder for us to use AI in our products or services, lead to regulatory fines or penalties, or require us to change our business practices, retrain our AI, or prevent or limit our use of AI. We are subject to regulatory inquiries relating to the use and operation of My AI. Given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI features and use, training, and implementation of AI could subject us to regulatory action, product restrictions, fines, litigation, and reputational harm, and require us to expend significant resources, all of which may seriously harm our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our reputation and user engagement may be harmed, and we may be required to change our business practices, retrain our AI, or limit our use of AI. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions or transparency obligations on the training and use of AI-related systems, and obligations relating to labeling and provenance of AI-generated content, all of which may require us to change our products or business practices to comply with such obligations if they are applicable.
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

The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some federal privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties to obtain private communications between users, which in turn may negatively impact users’ experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient. These obligations may necessitate changes to our products and services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted us and some of our competitors, including by investigating data processing activities and in the past have issued large fines to our competitors. Such enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore may be at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions, whether against us or our competitors, could require us to fundamentally change our business model, and seriously harm our business.
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
Providing our products to our users is costly, and we expect our expenses, including those related to people, research and development, and hosting, to grow in the future. This expense growth will continue as we broaden our user base, as users increase the number of connections and amount of content they consume and share, as we develop and implement new product features that require more computing infrastructure or products that are not revenue generating, and as we grow our business. Historically, our costs have increased each year due to these factors, and we expect to continue to incur increasing costs. Our costs are based on development and release of new products and the addition of users and may not be offset by a corresponding growth in our revenue. We will continue to invest in our global infrastructure to provide our products quickly and reliably to all users around the world, including in countries where we do not expect significant short-term monetization, if any. Our expenses may be greater than we anticipate, and our investments to make our business and our technical infrastructure more efficient may not succeed and may outpace monetization efforts. In addition, we expect to increase marketing, sales, and other operating expenses, such as legal and insurance expenses, to grow and expand our operations, remain competitive, and respond to increasing litigation and regulatory matters. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
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
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Negative public perception regarding us (including regarding our privacy or security practices, products, corporate viewpoints, illicit use of our products, litigation, or employee matters, or regarding the actions of our founders, our partners, our users, or other companies in our industry) or unfavorable legislative, litigation, or regulatory actions could seriously harm our reputation and brand, and result in decreased revenue, fewer application installs (or increased application un-installs), or declining engagement or growth rates. For example, new laws may increase the minimum age at which individuals are able to access our products or require parental consent for the use of our products. In addition, parental or general public perception of our industry or Snapchat in particular could adversely affect the size, demographics, engagement, and loyalty of our user base, any of which could seriously harm our business.
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
Companies in the mobile, camera, communication, media, internet, artificial intelligence, augmented reality, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, trade secrets, and other intellectual property rights alleging that some of our products or content infringe their rights. An unfavorable outcome in any of these lawsuits could seriously harm our business. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop, acquire or license alternative, non-infringing technology, which could require significant time, effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business.
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
We plan to continue expanding our business operations abroad and to enter new international markets and expand our operations in existing international markets, where in some cases we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social, and economic instability, including war and other armed conflict, and significant political developments or disruptions in foreign jurisdictions;
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2024, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2024, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From October 1, 2022 to September 30, 2024, the trading price of our Class A common stock ranged from $7.33 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements

During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Derek Andersen Chief Financial Officer	8/15/2024	Adoption (1)	X	7/14/2026	(2)
Eric Young Senior Vice President of Engineering	8/21/2024	Adoption	X	11/18/2025	Up to 550,000
Rebecca Morrow Chief Accounting Officer	9/4/2024	Termination (3)	X	6/10/2025	(4)
Rebecca Morrow Chief Accounting Officer	9/4/2024	Adoption	X	9/10/2025	(5)
Evan Spiegel Co-Founder, Chief Executive Officer, and Director	9/10/2024	Adoption	X	3/10/2026	Up to 7,000,000
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(1)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(2)The plan provides that no sales will occur, other than for tax withholding, if at the time of the planned sales, the fair market value of Mr. Andersen's fully vested holdings is less than a multiple of his base salary on the adoption date equal to the number of years he has served with the company (the “plan’s holding target”). On the adoption date, the plan’s holding target is at least six times his base salary, given his hiring in July 2018, and will increase to seven times and eight times his base salary as of July 2025 and July 2026, respectively. As of the adoption date, it is not yet determinable how many shares of Class A Common Stock will be sold or accumulated through vesting over time, as it depends in part on the trading activity in his current 10b5-1 plan that expires on February 20, 2025, the stock price at various future dates, and the passage of time which will increase the plan’s holding target, among other factors. However, regardless of the number of shares of Mr. Andersen’s holdings that are potentially available for sale, other than for tax withholding, only shares in excess of the plan’s holding target, which increases from $6 million to $8 million over time, may be sold.
(3)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on June 6, 2024.
(4)Trading arrangement provided for the sale of a number of shares of Class A common stock held by Ms. Morrow with a value equal to up to $600,000.
(5)Trading arrangement provides for the sale of a number of shares of Class A Common Stock held by Ms. Morrow with a value equal to up to $700,000.

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

SNAP INC.

Date: October 29, 2024	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2024	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)