Form 10-K
period 2024-12-31
Snap Inc
filed 2025-02-05
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $21.5 billion.
As of January 31, 2025, the Registrant had 1,442,210,767 shares of Class A common stock, 22,523,290 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.
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
Our business and operations have been, and in the future could be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, tariffs, and inflation have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
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
4.    Our Technology and Regulation
Our business is complex and success depends on our ability to rapidly innovate, the interoperability of our service on many different smartphones and mobile operating systems, and our ability to safeguard sensitive user data. Because our systems and our products are constantly changing, we are susceptible to data breaches, cyberattacks, security incidents, bugs, and other vulnerabilities and errors in how our products work and are measured. We may also fail to maintain effective processes that report our metrics or financial results. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and operating systems, we expect to encounter issues, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable.
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content regulation, artificial intelligence, or AI, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, may lead to costly litigation or otherwise adversely impact our business.
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
We count a DAU only when a user visits Snapchat through our applications or websites and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application.
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
Camera: The Camera is a powerful tool for communication and the entry point for augmented reality experiences in Snapchat. Snapchat opens directly to the Camera, making it easy to create a Snap and send it to friends. Our augmented reality, or AR, capabilities within our Camera allow for creativity and self-expression. We offer millions of Lenses, created by both us and our community, along with creative tools and licensed music and audio clips, which make it easy for people to personalize and contextualize their Snaps. We also offer voice and scanning technology within our Camera. While Snaps are deleted by default to mimic real-life conversations, Snapchatters can save their creativity through a searchable collection of Memories stored on both their Snapchat account and their mobile device.
Visual Messaging: Visual Messaging is a fast, fun way to communicate with friends and family using AR, video, voice, messaging, and creative tools. We also offer My AI, our AI-powered chatbot, which helps our community foster creativity and connection with friends, receive real-world recommendations, and learn more about their interests and favorite subjects. They can also communicate through our proprietary personalized avatar tool, Bitmoji, and its associated contextual stickers and images, which integrate seamlessly into both mobile devices and desktop browsers.
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
Stories: Stories are a fun way to stay connected, and feature content from friends, our community, and our content partners. Friends Stories allow Snapchatters to express themselves in narrative form through photos and videos, shown in chronological order, to their friends. The Discover section of this tab displays curated content based on a Snapchatter’s subscriptions and interests, and features news and entertainment from both our creator community and publisher partners. We also offer Public Profiles as a way for our creator community and our advertising partners to memorialize and scale their content and AR Lenses on our platform.

Spotlight: Spotlight showcases the best of Snapchat, helping people discover new creators and content in a personalized way. Here we surface the most entertaining Snaps from our community all in one place, which becomes tailored to each Snapchatter over time based on their preferences and favorites. The Trending page allows Snapchatters to discover and engage with popular topics and genres.
We are currently testing a new and simplified version of Snapchat referred to as Simple Snapchat, which organizes the tabs into three core experiences focused on communicating with friends, using the camera, and watching entertaining content.
In addition to our core Snapchat product, we offer Snapchat+, our subscription service that provides subscribers access to exclusive, experimental, and pre-release features. Snapchat+ offers a variety of features from allowing Snapchatters to customize the look and feel of their app to giving special insights into their friendships. We also offer Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web.
Spectacles are our wearable AR glasses, which overlay computing over the world and extend the immersive AR Lenses experience beyond Snapchat. Spectacles are powered by Snap OS, a new purpose-built operating system with a natural interface that uses your hands and voice without the need for physical controllers. Spectacles are available to professional and hobbyist developers through our Spectacle Developer Program to create AR experiences through Lens Studio, our free AR development and distribution tool.
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
Developers are able to integrate with Snapchat and its core technologies, like Snap’s AR Camera and Bitmoji, through a variety of tools. Creative Kit gives developers and their communities a seamless sharing experience from their app directly to Snapchat. Through Camera Kit, our partners can embed Snap’s AR platform directly into their application, extending the use of AR beyond self-expression and communication use cases. We also provide developers a turnkey suite of tools and services that enable them to create AR Lenses and track the performance of those through analytics. Finally, developers can bring an inclusive mode of identity and expression to their apps and games with our Bitmoji for Developers APIs.
AR creators can use Lens Studio, our powerful desktop application designed for creators and developers, to build Lenses and AR experiences for Snapchatters. Spotlight creators can utilize our content creation tools to reach millions of Snapchatters and build their businesses through various monetization opportunities. Our Creator Marketplace connects both AR and Spotlight creators directly with our advertising partners. We provide monetizable opportunities through programs like the Snap Lens Network and Spectacles Lens Fund, which provide grants to support AR product development across many industries. We recognize and reward top performing Lenses through our Lens Creator Rewards program. We also support our content creator community through a number of programs, including advertising revenue sharing on our mid-roll advertisements in Snap Stars’ Stories and Spotlight.
Publisher partners can expand their audiences and monetize content through our Discover section. In addition, we work with various telecommunications providers and original equipment manufacturers, particularly as we build our presence in new markets.
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
•Sponsored Snaps: Sponsored Snaps allow advertisers to communicate visually with the Snapchat community through sponsored messages within the chat tab.
•Promoted Places: Promoted Places allow businesses to use the Snap Map to suggest sponsored places of interest to Snapchatters by highlighting the brand’s locations on the Snap Map with a promoted pin.
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
Supporting Our Team: Our values at Snap are being kind, smart, and creative, and we put those values into action through how we support our team and how our team supports one another. Council, which is a practice of active listening that promotes open-mindedness and cultivates empathy and compassion among participants, helps us build and sustain a community steeped in integrity, connection, collaboration, creativity, and kindness. Our talent development programs seek to unlock potential by helping team members advance, learn, and grow in a fair and equitable way at Snap. We focus on the health and well-being of our employees through programs and benefits that support their physical, emotional, and financial fitness. To attract and retain the best talent, we offer challenging work in an environment that enables our employees to have a direct meaningful contribution to new and exciting projects. Underlying these values is our commitment to ethical conduct where we work to instill in our team that acting with integrity means being your whole self, being honest, and doing the right thing.
Diversity, Equity, and Inclusion: Snap has long supported Diversity, Equity and Inclusion, or DEI, so that every team member uses their unique backgrounds, experiences, and abilities to build products that uplift the lived experiences of Snapchatters globally. To aid in our mission, we publish a Diversity Annual Report that discusses our diversity, equity, and inclusion strategy. This report outlines our beliefs around the idea that an inclusive workplace and inclusive products are central to achieving that purpose. This report is excerpted in our broader CitizenSnap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.
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
As of December 31, 2024, we had 4,911 full-time employees, of whom approximately 52% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.
Climate Change: Our commitment to combating climate change remains unchanged. In 2021, we adopted a set of science-based emissions reduction targets which were validated by the Science Based Targets Initiative. Additionally, in 2021, we achieved carbon neutrality with the purchase of carbon offsets for our historical operations from our founding in 2011 through 2020. Since then, we’ve maintained our carbon-neutral status each year through the purchase of carbon offsets for emissions attributable to us.
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
When you read our Privacy Policy, we hope that you’ll notice how much we care about the integrity of personal communication. For starters, we’ve written our Privacy Policy in plain language because we think it’s important that everyone understands exactly how we handle their information. Otherwise, it’s hard to make informed choices about how you communicate. We’ve also created a robust Privacy, Safety, and Policy Hub where we show that context and choice are more than talking points. There, we point out the many ways that users can control who sees their Snaps and Stories, and explain how long content will remain on our servers, how users can manage the information that we do have about them, and much more. This is where you’ll also find our Transparency Report in which we provide insight into these efforts and visibility into the nature and volume of content reported on our platform.
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
As of December 31, 2024, we had approximately 4,169 issued patents and approximately 3,263 filed patent applications in the United States and foreign countries relating to our Snapchat, Lens Studio, Spectacles and Snap OS products, augmented reality, AI and machine learning, and other technologies. Our issued patents will expire between 2025 and 2047. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors.
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
Government Regulation
We are subject to many federal, state, local, and foreign laws and regulations, including those related to advertising, algorithms, anti-money laundering, competition, consumer protection, content regulation, data protection, electronic funds transfers, employment, encryption, gift cards, health and safety, import and export restrictions, intellectual property, communication, money transmission, privacy, protection of minors, rights of publicity, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. Like other companies in our industry, we face increasingly heightened scrutiny from both the United States and foreign governments with respect to our compliance with laws and regulations. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities.
We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the consent order that we entered into with the U.S. Federal Trade Commission, or FTC, in December 2014, which resolved an investigation into some of our early practices. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year lifespan of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or the DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. Any enforcement action related to this matter, or any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
Furthermore, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. It is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely. Due to such laws and regulations, our products may not be available in all locations. Our public policy team monitors legal and regulatory developments in the United States, as well as many foreign countries, and communicates with policymakers and regulators in the United States and internationally.
For additional information about government regulation applicable to our business, see “Risk Factors” in Part I, Item 1A and “Legal Proceedings” in Part I, Item 3 in this Annual Report on Form 10-K.

Information about Geographic Revenue and Segments
Information about geographic revenue and segments is set forth in Notes 2 and 19, respectively, of the notes to our consolidated financial statements included in “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.
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
We had 453 million daily active users, or DAUs, on average in the quarter ended December 31, 2024. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
•technical or other problems frustrate the user experience or negatively impact users’ trust in our service, including by providers that host our platforms, particularly if those problems prevent us from delivering our product experience in a fast and reliable manner, or cyberattacks, breaches, or other security incidents that compromise our sensitive user data;
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
Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2024, 2023, and 2022, advertising revenue accounted for approximately 91%, 96%, and 99% of our total revenue, respectively. Even though we have introduced other revenue streams, including subscription models, we still expect advertising revenue to account for substantially all of our revenue in the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
Our advertising customers range from small businesses to well-known brands, including advertising resellers. Many of our customers spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute more significantly to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing customers, including from different geographic regions, that contribute more significantly to our total revenue, and a loss of such customers or a significant reduction in how much they spend with us could adversely impact our business. Any economic or political instability, whether as a result of the macroeconomic climate or the implementation of tariffs by the United States or other governments, war or other armed conflict, terrorism, or otherwise, in a specific country or region, may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and could seriously harm our business.
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
Furthermore, in April 2021, Apple issued an iOS update that imposed heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google has in the past implemented privacy controls on its Android devices and may in the future make changes to those privacy controls similar to Apple’s prior iOS update. The changes implemented by Apple have had, and similar changes, if implemented by Google or major web browsers, like Firefox, Safari, and Chrome, would have an adverse effect on our targeting, measurement, and optimization capabilities, and in turn our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any alternative solutions we implement are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate or respond to these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue could also be seriously harmed by many other factors, including:
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
•our inability, or perceived inability, to achieve an advertiser’s intended performance metric, measure the effectiveness of our advertising, or target the appropriate audience for advertisements, including due to metric estimates published by third parties that may differ from our own metrics;
•our inability to access, collect, and disclose user’s personal data, including advertising or similar deterministic identifiers that new and existing advertisers may find useful;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;
•volatility in the equity markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages and disruptions, supply chain disruptions, banking instability, tariffs implemented by the United States or other governments, inflation, and as a result of war, terrorism, or armed conflict.
Moreover, individuals are also increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are more aware of options and certain rights related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing us to combine certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect or use certain user data and our advertising partners’ ability to deliver relevant content, all of which have in the past and could again in the future negatively impact our business.
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
Google and Amazon provide distributed computing infrastructure platforms for business operations, commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google Cloud and AWS. Our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with Google Cloud or AWS, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation if the level of service decreases. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of December 31, 2024, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Global economic and business activities have in the past and may continue to face widespread macroeconomic uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, tariffs, inflation, and recession risks, which may continue for an extended period, and some of which have adversely impacted, and may continue to adversely impact, many aspects of our business.
As some of our advertisers experienced downturns or uncertainty in their own business operations and revenue, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages and disruptions, supply chain disruptions, banking instability, and inflation have in the past and may continue to cause logistical challenges, increased input costs, inventory constraints, and liquidity uncertainty for our advertisers, which in turn may also halt or decrease advertising spending and may make it difficult to forecast our advertising revenue. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.
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
•the security, or perceived security, of our products and data protection measures compared to our competitors’ products;
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2024, we had an accumulated deficit of $12.7 billion and for the year ended December 31, 2024, we had a net loss of $697.9 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Further, negative perception of our DEI strategy, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts.
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
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms designed to prevent these account takeovers. User credentials may be obtained on- or off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access personal data, further compromise additional accounts, or engage in fraudulent advertising. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals. Because of our global and varied user base, we may also be the target of commercial exploits and other internal and external attack methodologies by commercial spyware vendors, nation states, or nation-state supported groups, which have targeted users and the data we process about them and sought to use insiders to obtain user or employee data at peer technology companies.
We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, AI, encryption and authentication technology, employee email, content delivery, and other functions. We also rely on third parties to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite their contractual representations to implement such measures and our third-party provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be compromised, and we may experience adverse consequences. And even if these third parties implement data security practices and comply with various obligations, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if the third parties on whom we rely fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
While we have implemented security measures designed to protect against cyberattacks and other security incidents, there can be no assurance that these measures will be effective. If any of these or similar events occur, our or our third-party partners’ sensitive information and information technology systems could be accessed, acquired, modified, destroyed, lost, altered, encrypted, or disclosed in an unauthorized, unlawful, accidental, or other improper manner, resulting in a security incident or other interruption. It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
We have and may continue to expend significant resources or modify our business activities to adopt additional measures designed to protect against cyberattacks and other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our systems and sensitive information.
We have in the past experienced, and may in the future experience, actual and attempted cyberattacks and other security incidents that impact the confidentiality, availability, or integrity of sensitive information, including as a result of insider threats, employee error, vendor breaches, and other causes. Any cyberattack or other security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new disclosure requirements for cybersecurity events. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

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
Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations. In addition, our estimates for revenue by user location may also be affected by data limitations and other challenges in measuring user locations. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address. If a user utilizes a proxy server or if there are other data limitations, we may not be able to accurately reflect the user’s actual location.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user visits Snapchat through our applications or websites, and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAU and other metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology, data used, data limitations, or other challenges in measuring large online and mobile populations. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
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
Because we store, process, and use data, some of which contains personal data, we are subject to complex and evolving federal, state, local and foreign laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content regulation, and other matters. Many of these obligations are subject to change and to uncertain interpretation, and our actual or perceived failure to comply with such obligations could result in investigations, claims (including class actions), mass arbitration demands, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, or other adverse consequences, any of which could seriously harm our business.
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property. Accordingly, we are subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection. We also are and may in the future be subject to many federal, state, local, and foreign laws and regulations, including those related to privacy, rights of publicity, content, data protection, AI, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, and manage the risks of harm to users from illegal and harmful content, such as terrorism, child sexual exploitation and abuse, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting certain teen age groups from accessing social media, restricting advertising to teens, requiring age verification, requiring default teen safeguards, requiring warning labels, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental controls or rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights impact our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class-action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These laws also allow for statutory fines for noncompliance and, in some instances, provide for civil penalties for violations and a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation, and could seriously harm our business.
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
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some federal privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties (such as government agencies and civil litigants) to obtain private communications between users, which in turn may negatively impact users’ experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient. These obligations may necessitate changes to our products and services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted us and some of our competitors, including by investigating data processing activities and in the past have issued large fines to our competitors. Such enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore are at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions, whether against us or our competitors, could require us to fundamentally change our business model, and seriously harm our business.
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
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the DOJ pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. While we believe we have meritorious defenses to any legal proceedings that may arise out of this complaint, we will continue to cooperate with regulatory authorities. Any enforcement action related to this matter, or any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
We use AI, including generative AI, in consumer-facing features of our products and services and in the operation of our business, which may result in legal liability and privacy and security risks which may adversely impact our business.
We use AI, including generative AI, in consumer-facing features of our products and services, such as My AI, and in the operation of our business. The development, deployment, training, use, safety, and personal data processing of AI presents various AI, privacy, and security risks that impact our business.
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various governmental and regulatory agencies. We are, have been, and could in the future be subject to regulatory inquiries relating to the use and operation of AI. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed, may also make it harder for us to use AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling and provenance of AI-generated content. If applicable, such obligations may require us to change our products or business practices in order to comply. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our business may be harmed.
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
•changes in the legislative or regulatory environment, including with respect to privacy, rights of publicity, content, data protection, intellectual property, communication, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, enforcement by government regulators, including fines, orders, sanctions, tariffs, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;

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
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, banking instability, geo-political conflicts, tariffs, terrorism, or responses to these events.
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
We periodically make changes to our business and priorities. For example, in the first quarter of 2024, we undertook a restructuring of our business to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or workforce reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring, and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
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
These issues may eventually lead to turnover or layoffs of team members in these markets and may harm our ability to grow our business in these markets. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. We may not be able to manage growth and expansion effectively, which could damage our brand, result in significant costs, and seriously harm our business. For example, in recent years we undertook a broad strategic reprioritization to focus on our top priorities, improve cost efficiencies, and drive toward profitability and positive free cash flow. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or workforce reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
Additionally, because we have team members internationally, we are exposed to political, social, and economic instability in additional countries and regions.
Our products are highly technical and may contain undetected software vulnerabilities, bugs, hardware errors, or defects, which could manifest in ways that could seriously harm our reputation and our business.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations and have, and may in the future, receive additional requests for information regarding our business practices. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our products, product offerings and features, policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in January 2025, the FTC referred a complaint against us to the DOJ that pertains to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. While we believe we have meritorious defenses to any legal proceedings that may arise out of this complaint, we will continue to cooperate with regulatory authorities. Any enforcement action related to this matter, or any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, rights of publicity, content, data protection, cybersecurity, intellectual property, communication, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, and unexpected changes in laws, regulatory requirements, and enforcement;
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
Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. For example, if we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to source and close acquisition targets. In addition, members of the U.S. administration and Congress have proposed new legislation, and the FTC and Department of Justice have adopted new procedures, that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2024, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
While the issuance of stock-based compensation to our employees does not deplete our cash balance, it is dilutive to existing stockholders. To help manage and mitigate this dilution, we can choose to use our existing cash to fund the withholding and remittance obligations on equity awards when they vest (instead of selling a portion of the vested equity award on behalf of our employees), or engage in stock repurchases. However, doing so would reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes and may increase stock price volatility. If we were to elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our revolving credit facility, or Credit Facility, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business.

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
•terminate our Credit Facility; or
•require us to pay significant damages.

If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our Credit Facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our Credit Facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our outstanding Convertible Notes or our Credit Facility, including any future financing agreements that we may enter into, to become immediately due and payable. For more information on our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Risks Related to Taxes
Existing, new, and proposed tax laws and regulations that would affect the U.S. or foreign taxation of business activities, including the imposition of, or increase in, tax based on gross revenue, could seriously harm our business, the financial markets, and the market price of our Class A common stock.
Reforming the taxation of international businesses has been a priority for politicians at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act put into effect significant changes to U.S. taxation of international business activities, including lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, allowing certain capital expenditures to be expensed, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. It is possible that changes or interpretations under the Tax Cuts and Jobs Act, the IRA, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability.
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, in some cases with retroactive effect, and others have proposed, taxes on digital services that are based on gross receipts generated from users or customers in those jurisdictions, regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. While it remains uncertain whether Pillar One will be adopted, based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if it is ultimately adopted and if our global revenue exceeds the Pillar One thresholds. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of the Pillar Two proposal from the start of 2024, and further implementation is ongoing. While such legislation did not result in a material change to our income tax provision for the current year, such implementation could impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $6.1 billion, state net operating loss carryforwards of approximately $4.4 billion, U.K. net operating loss carryforwards of approximately $4.7 billion, and Singapore net operating loss carryforwards of approximately $214.0 million. We also accumulated U.S. federal and state research tax credits of $916.5 million and $523.7 million, respectively, as of December 31, 2024. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar ownership change rules may apply under U.S. state tax laws, as well as in the United Kingdom and other jurisdictions where we have loss carryforwards. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized. Net operating losses arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation, but our use of such net operating losses in a tax year may not exceed 80% of such year’s taxable income. Certain U.S. states have imposed additional limitations on the use of state net operating loss carryforwards. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for such tax year. In the United Kingdom, net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income and may be subject to ownership change rules that restrict the use of net operating loss carryforwards. In Singapore, net operating loss carryforwards can also be carried forward indefinitely and are not subject to any taxable income limitation.

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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2024, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
Our capital structure may adversely impact our stock price.
Although other U.S.-based companies have publicly traded classes of non-voting stock, to our knowledge, we were the first company to only list non-voting stock on a U.S. stock exchange. Some indexes have since determined that they will exclude non-voting stock, like our Class A common stock, from their membership. For example, FTSE Russell, a provider of widely followed stock indexes, requires new constituents of its indexes to have at least five percent of their voting rights in the hands of public stockholders. As a result, our Class A common stock is not eligible for FTSE Russell or other stock indexes with these or similar restrictions. We cannot assure you that other stock indexes will not take a similar approach to FTSE Russell in the future. Exclusion from indexes could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected. Additionally, the exclusion of our Class A common stock from these indexes may limit the types of investors who invest in our Class A common stock and could make the trading price of our Class A common stock more volatile.
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
Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2024 that are customarily included in a proxy statement are instead included in our Annual Report. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we are not required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been and is likely to continue to be volatile. From January 1, 2023 to December 31, 2024, the trading price of our Class A common stock ranged from $7.86 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Our engineering security team, led by our Chief Information Security Officer, or CISO, uses a multi-pronged approach to assessing, identifying, and managing material risks from cybersecurity threats. This approach includes identifying and assessing risks through: (1) an enterprise risk management program, which is periodically refreshed and includes an identification of our top risks, including cybersecurity risks; (2) formalized security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a vulnerability management program designed to identify hardware and software vulnerabilities; (4) an internal “red team” program, which simulates cyber threats, intended to allow us to fix vulnerabilities before threat actors identify them; (5) a threat intelligence program designed to model and research our adversaries; and (6) a privacy and security incident response program designed to investigate, respond to, and remediate known incidents. These processes vary in scope and maturity across the business and are processes we work to improve.
Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our controls. We conduct penetration testing or other application security testing on a periodic basis, and have established an external bug bounty program to allow security researchers to help identify vulnerabilities and weaknesses in our controls and configurations in our systems. We also maintain a vendor risk management program designed to identify and mitigate potential risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, use of contractual cybersecurity and incident notification provisions, and ongoing monitoring of vendors, as appropriate. We also conduct employee training on data protection, including cybersecurity, among other topics.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional service firms (including legal counsel), threat intelligence services, and cybersecurity consultants. The material cybersecurity threats identified through these processes are managed by our CISO and are escalated to senior management and our risk and compliance committee, in each case where appropriate. Together, they identify responsive actions for inclusion in our annual strategic planning, or earlier resolution depending on the nature of the risk.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Governance
Our board of directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our CISO, via our audit committee, which is assigned oversight of cybersecurity risks. In addition, the chair of our audit committee meets with our CISO periodically to discuss cybersecurity threats and incidents, as well as the business’s approach to responding to them. Our incident response plans also provide that our board of directors and audit committee will be notified in the event of certain cybersecurity incidents.
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
Our CISO also regularly meets with our CEO and other senior management, including as part of the cybersecurity incident response process.
Our CISO, and where appropriate our management team and risk and compliance committee, are informed about and monitor the prevention, detection, mitigation, and remediation of identified cybersecurity incidents, through our security incident response process. We maintain internal and external channels and signals to receive reports of cybersecurity or privacy threats or incidents. A reported incident triggers our Security Incident Response Policy or associated plans, which has defined roles for our cross-functional incident response team to investigate, contain, eradicate, and remediate the incident. The incident response team assesses the severity and priority of reported incidents on a rolling basis, with escalations of cybersecurity incidents provided to our management team by our CISO and General Counsel (or their designees) and escalations of certain cybersecurity incidents as appropriate to our board of directors. If a cybersecurity incident is determined to be a material cybersecurity incident, our Security Incident Response Policy and associated plans define the process to file a report regarding the incident with the SEC.
Mr. Higgins recently announced his intention to depart our company effective February 21, 2025 and, as a result, Eric Young, our Senior Vice President of Engineering, will act as our interim CISO while we conduct a search for a permanent replacement. Mr. Young has more than 25 years of experience working in the technology industry across a diverse range of business sectors and since June 2023 has overseen Mr. Higgins and our engineering security team, which comprises personnel with a broad range of experience in cybersecurity, information technology, and risk management. During Mr. Young’s tenure at Snap, Mr. Young has been involved in our approach in assessing, identifying, and managing security incidents.
Item 2. Properties.
Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 718,000 square feet. As of December 31, 2024, our global facilities totaled an aggregate of approximately 1.9 million square feet of leased office space. We also maintain offices in multiple locations in North America and internationally in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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

On January 16, 2025, the FTC referred a complaint against us to the DOJ that pertains to our deployment of our My AI feature and the allegedly resulting risks of harm to young users. We believe we have meritorious defenses to any legal proceedings that may arise out of this complaint, and plan to continue to defend them vigorously, but any legal proceedings that may arise out of this complaint are inherently uncertain and an unfavorable outcome could seriously harm our business.
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
Holders of Record
As of December 31, 2024, there were 902 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock as of December 31, 2024 was $10.77 per share as reported on the NYSE. As of December 31, 2024, there were 73 stockholders of record of our Class B common stock and two stockholders of record of our Class C common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the issuer or any “affiliated purchasers” (as defined in Rule 10b-18(a)(3) the Exchange Act) during the three months ended December 31, 2024.
Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.
The following graph shows a comparison, for the five years ended December 31, 2024, of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the NYSE Composite. The graph assumes that $100 was invested at the market close on December 31, 2019 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The following generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of historical items and year-to-year comparisons between 2023 and 2022 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 7, 2024.
Overview of Full Year 2024 Results
Our key user metrics and financial results for fiscal year 2024 are as follows:
User Metrics
•Daily Active Users, or DAUs, increased 9% year-over-year to 453 million in Q4 2024.
•Average revenue per user, or ARPU, was $3.44 in Q4 2024 compared to $3.29 in Q4 2023.
Financial Results
•Revenue was $5.4 billion, compared to $4.6 billion in the prior year, an increase of 16% year-over-year.
•Total costs and expenses were $6.1 billion, compared to $6.0 billion in the prior year.
•Net loss was $0.7 billion, compared to $1.3 billion in the prior year.
•Adjusted EBITDA was $508.6 million, compared to $161.6 million in the prior year.
•Diluted net loss per share was $(0.42), compared to $(0.82) in the prior year.
•Cash provided by operating activities was $413.5 million, compared to $246.5 million in the prior year.
•Free Cash Flow was $218.7 million, compared to $34.8 million in the prior year.
•Cash, cash equivalents, and marketable securities were $3.4 billion as of December 31, 2024.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. In recent years, we conducted a strategic reprioritization to realign our focus on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality. We believe that we can be successful in our current operating environment, with various macroeconomic factors impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. However, the impact of our strategic reprioritization and recent restructurings is difficult to predict.
Macroeconomic factors such as labor shortages and disruptions, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, banking instability, tariffs, war and other armed conflict, and other risks and uncertainties have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 453 million DAUs on average in the fourth quarter of 2024, an increase of 39 million, or 9%, from the fourth quarter of 2023.

Quarterly Average Daily Active Users (1) (in millions)
Global

450
400
350
300
250
200
150
100
50
0
375
383
397
406
414
422
432
443
453
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

YoY growth:	17%	15%	14%	12%	10%	10%	9%	9%	9%
(1)Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
101
101
100
100
100
100
100
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

YoY growth:	3%	3%	2%	1%	—%	(1)%	—%	—%	(1)%	12%	10%	9%	7%	4%	4%	3%	4%	4%
(2)North America includes Mexico, the Caribbean, and Central America.
(3)Europe includes Russia and Turkey.

Rest of World

260
240
220
200
180
160
140
120
100
80
60
40
20
0
183
190
202
211
218
226
235
244
254
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

YoY growth:	31%	27%	25%	21%	19%	19%	16%	16%	17%
Monetization
We recorded revenue of $5.4 billion for the year ended December 31, 2024, compared to revenue of $4.6 billion for the year ended December 31, 2023, an increase of 16% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.44 in the fourth quarter of 2024, compared to $3.29 in the fourth quarter of 2023. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
$3.47
$2.58
$2.69
$2.93
$3.29
$2.83
$2.86
$3.10
$3.44
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
$8.77
$6.37
$6.83
$7.82
$8.96
$7.44
$7.67
$8.54
$9.73
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
$1.10
$1.00
$0.98
$0.96
$1.03
$1.13
$1.02
$1.09
$1.19
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

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
Cost of Revenue
Cost of revenue includes payments for infrastructure, content and developer partner costs, and advertiser partner and other costs. Infrastructure costs primarily consist of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth. Content and developer partner costs primarily consist of fees paid to our content creators and publisher partners who share content on our platform through revenue sharing arrangements. Under these arrangements, we pay a portion of the fees we receive from advertisers for Snap Ads that are displayed within partner content on Snapchat. Advertising partner and other costs primarily consist of payments to third-party partners for fulfillment services, credit card and other transaction processing fees, and other expenses directly related to providing our services. Cost of revenue includes personnel-related costs, including salaries, benefits, and stock-based compensation expense for our employees engaged in the delivery of our services. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
Research and Development Expenses
Research and development expenses primarily consist of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our engineers, designers, and other employees engaged in the research and development of our products. Research and development expenses also include facilities and other supporting overhead costs, including depreciation and amortization. Research and development costs are expensed as incurred.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation expense for our employees engaged in sales and sales support, business development, media, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for advertising, market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as facilities and other supporting overhead costs, including depreciation and amortization.

General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related costs, including salaries, benefits, and stock-based compensation expense for our finance, legal, information technology, human resources, and other administrative teams. General and administrative expenses also include facilities and supporting overhead costs, including depreciation and amortization, and external professional services.
Interest Income
Interest income primarily consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense primarily consists of interest expense associated with convertible notes and commitment fees related to our revolving credit facility.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$5,361,398	$4,606,115	$4,601,847
Costs and expenses (1) (2):
Cost of revenue	2,474,237	2,114,117	1,815,342
Research and development	1,691,683	1,910,862	2,109,800
Sales and marketing	1,063,675	1,122,092	1,118,746
General and administrative	919,097	857,423	953,265
Total costs and expenses	6,148,692	6,004,494	5,997,153
Operating loss	(787,294)	(1,398,379)	(1,395,306)
Interest income	153,466	168,394	58,597
Interest expense	(21,552)	(22,024)	(21,459)
Other income (expense), net	(16,846)	(42,414)	(42,529)
Loss before income taxes	(672,226)	(1,294,423)	(1,400,697)
Income tax benefit (expense)	(25,630)	(28,062)	(28,956)
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
Adjusted EBITDA (3)	$508,605	$161,577	$377,573
(1)Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$6,034	$9,555	$12,288
Research and development	683,830	893,026	970,746
Sales and marketing	216,672	255,688	203,092
General and administrative	134,487	165,735	201,661
Total	$1,041,023	$1,324,004	$1,387,787
(2)Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,110	$12,751	$24,235
Research and development	99,656	106,278	98,041
Sales and marketing	19,947	26,161	67,169
General and administrative	32,361	23,251	12,728
Total	$158,074	$168,441	$202,173
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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022

Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	46	46	39
Research and development	32	41	46
Sales and marketing	20	24	24
General and administrative	17	19	21
Total costs and expenses	115	130	130
Operating loss	(15)	(30)	(30)
Interest income	3	4	1
Interest expense	(1)	(1)	—
Other income (expense), net	—	(1)	(1)
Loss before income taxes	(13)	(28)	(30)
Income tax benefit (expense)	—	(1)	(1)
Net loss	(13)%	(29)%	(31)%
Revenue

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Revenue	$5,361,398	$4,606,115	$4,601,847	$755,283	16%	$4,268	—%
2024 compared to 2023
Revenue for the year ended December 31, 2024 increased $755.3 million compared to the same period in 2023. The increase in advertising revenue was primarily driven by an increase in global advertising impressions volume of approximately 16% compared to the prior year, partially offset by a decrease in the cost per advertising impression of approximately 4%. The increase in global advertising impressions volume was driven by expanded advertising delivery within Spotlight and Creator Stories and the decrease in the cost per advertising impression was due to inventory growth exceeding advertising demand growth. The increase in revenue was also driven by higher subscription revenue due to an increase in the number of subscribers.
Cost of Revenue

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Cost of Revenue	$2,474,237	$2,114,117	$1,815,342	$360,120	17%	$298,775	16%
2024 compared to 2023
Cost of revenue for the year ended December 31, 2024 increased $360.1 million compared to the same period in 2023. The increase was primarily driven by a $269.1 million increase in infrastructure costs, attributable to DAU growth of

9% compared to the prior year as well as investments in machine learning and AI. The increase in infrastructure costs was partially offset by improvements to our cloud infrastructure unit costs resulting from engineering efficiencies and pricing improvements.
Research and Development Expenses

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Research and Development Expenses	$1,691,683	$1,910,862	$2,109,800	$(219,179)	(11)%	$(198,938)	(9)%
2024 compared to 2023
Research and development expenses for the year ended December 31, 2024 decreased $219.2 million compared to the same period in 2023. The decrease was primarily driven by lower employee compensation, which included a $209.2 million decrease in stock-based compensation expenses. The lower employee compensation was due to a decrease in research and development headcount compared to the prior year as well as the diminished impact of refresh equity grants relative to the prior year. The decrease was partially offset by $38.8 million in restructuring charges related to the 2024 restructuring.
Sales and Marketing Expenses

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Sales and Marketing Expenses	$1,063,675	$1,122,092	$1,118,746	$(58,417)	(5)%	$3,346	—%
2024 compared to 2023
Sales and marketing expenses for the year ended December 31, 2024 decreased $58.4 million compared to the same period in 2023. The decrease was primarily driven by lower employee compensation, which included a $39.0 million decrease in stock-based compensation expenses. The lower employee compensation was primarily due to a decrease in sales and marketing headcount compared to the prior year. The decrease was partially offset by increased marketing investments, which included a $32.8 million increase in advertising costs, and $19.9 million in restructuring charges related to the 2024 restructuring.
General and Administrative Expenses

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
General and Administrative Expenses	$919,097	$857,423	$953,265	$61,674	7%	$(95,842)	(10)%
2024 compared to 2023
General and administrative expenses for the year ended December 31, 2024 increased $61.7 million compared to the same period in 2023. The increase was primarily driven by higher spend on external professional services, increased facilities costs, and $10.3 million in restructuring charges related to the 2024 restructuring. The increase was partially offset by a $31.2 million decrease in stock-based compensation expenses, driven by a decrease in general and administrative headcount compared to the prior year.
Interest Income

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Interest Income	$153,466	$168,394	$58,597	$(14,928)	(9)%	$109,797	187%
2024 compared to 2023
Interest income for the year ended December 31, 2024 decreased $14.9 million compared to the same period in 2023, primarily driven by lower invested cash balances throughout the year and lower interest rates from macroeconomic events.
Interest Expense

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Interest Expense	$(21,552)	$(22,024)	$(21,459)	$472	(2)%	$(565)	3%
2024 compared to 2023
Interest expense for the year ended December 31, 2024 decreased $0.5 million compared to the same period in 2023. Interest expense for all periods primarily consists of amortization of debt issuance costs and contractual interest expense.
Other Income (Expense), Net

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Other Income (Expense), Net	$(16,846)	$(42,414)	$(42,529)	$25,568	60%	$115	—%
2024 compared to 2023
Other expense, net for the year ended December 31, 2024 was $16.8 million, compared to other expense, net of $42.4 million for the same period in 2023. Other expense, net for the current year was primarily the result of $7.4 million in net losses on strategic investments and a $6.7 million net loss on extinguishment associated with the Note Repurchases, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Other expense, net in the prior year was primarily the result of $27.1 million in net losses on strategic investments and $6.7 million in net losses on publicly traded securities classified as marketable securities.

Income Tax Benefit (Expense)

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Income Tax Benefit (Expense)	$(25,630)	$(28,062)	$(28,956)	$2,432	9%	$894	3%
Effective Tax Rate	(3.8)%	(2.2)%	(2.1)%
2024 compared to 2023
Income tax expense was $25.6 million for the year ended December 31, 2024, compared to $28.1 million for the same period in 2023. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
For additional discussion, see Note 12 to our consolidated financial statements included in “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Net Loss and Adjusted EBITDA

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%

	(dollars in thousands)
Net Loss	$(697,856)	$(1,322,485)	$(1,429,653)	$624,629	47%	$107,168	7%
Adjusted EBITDA	$508,605	$161,577	$377,573	$347,028	215%	$(215,996)	(57)%
2024 compared to 2023
Net loss for the year ended December 31, 2024 was $697.9 million, compared to $1,322.5 million for the same period in 2023. The decrease in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the year ended December 31, 2024 was $508.6 million, compared to $161.6 million for the same period in 2023. The increase in Adjusted EBITDA was attributable to increased revenue, lower research and development expenses, and lower sales and marketing expenses, partially offset by higher cost of revenue and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures, and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $3.4 billion as of December 31, 2024, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, money market funds, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of December 31, 2024, approximately 3% of our cash, cash equivalents, and marketable securities was held outside the United States. These amounts were primarily held in Canada and the United Kingdom and are utilized to fund our international operations. Cash held outside the United States may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
In May 2022, we entered into a five-year senior unsecured revolving credit facility, or Credit Facility, with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate, or SOFR, plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2024, we had $80.7 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Convertible Notes
In May 2024, we entered into a purchase agreement for the sale of an aggregate of $750.0 million principal amount of convertible senior notes due in 2030. The net proceeds from the issuance of the 2030 Notes were $671.5 million, net of debt issuance costs and the 2030 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2030 Notes mature on May 1, 2030 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2024 and as a result, the 2030 Notes will not be eligible for optional conversion during the first quarter of 2025. As of December 31, 2024, the outstanding principal of the 2030 Notes was $750.0 million.
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and the 2028 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2028 Notes mature on March 1, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2024 and as a result, the 2028 Notes will not be eligible for optional conversion during the first quarter of 2025. As of December 31, 2024, the outstanding principal of the 2028 Notes was $1.50 billion.
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and the 2027 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2027 Notes mature on May 1, 2027 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2024 and as a result, the 2027 Notes will not be eligible for optional conversion during the first quarter of 2025. As of December 31, 2024, the outstanding principal of the 2027 Notes was $1.15 billion.
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and the 2025 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2024 and as a result, the 2025 Notes will not be eligible for optional conversion until February 1, 2025. On or after February 1, 2025, the 2025 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Notes are convertible at a conversion rate of 46.1233 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to a conversion price of approximately $21.68 per share of our Class A common stock. As of December 31, 2024, the outstanding principal of the 2025 Notes was $36.2 million.
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and the 2026 Capped Call Transactions discussed further in Note 7 in our consolidated financial statements. The 2026 Notes mature on August 1, 2026 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The sale price requirement for conversion was not satisfied as of December 31, 2024 and as a result, the 2026 Notes will not be eligible for optional conversion during the first quarter of 2025. As of December 31, 2024, the outstanding principal of the 2026 Notes was $249.8 million.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.9 billion in commitments as of December 31, 2024, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We did not repurchase any shares under this program in the fourth quarter of 2024. Accordingly, as of December 31, 2024, the remaining availability under the stock repurchase authorization was $500.0 million.
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
Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$413,480	$246,521	$184,614
Net cash provided by (used in) investing activities	(717,084)	570,954	(1,062,275)
Net cash provided by (used in) financing activities	(428,624)	(458,789)	306,714
Change in cash, cash equivalents, and restricted cash	$(732,228)	$358,686	$(570,947)
Free Cash Flow (1)	$218,654	$34,794	$55,308
(1)For information on how we define and calculate Free Cash Flow, and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $413.5 million for the year ended December 31, 2024, compared to net cash provided by operating activities of $246.5 million for the year ended December 31, 2023, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $1,041.0 million and depreciation and amortization expense of $158.1 million. Net cash provided by operating activities for the year ended December 31, 2024 was also driven by a $150.4 million increase in accrued expenses and other current liabilities, offset by a

$100.7 million decrease in accounts payable and a $94.0 million increase in accounts receivables due to the timing of collections and an increase in billings in the period.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $717.1 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $571.0 million for the year ended December 31, 2023. Our investing activities for the year ended December 31, 2024 primarily consisted of purchases of marketable securities of $2.3 billion and purchases of property and equipment of $194.8 million, partially offset by maturities of marketable securities of $1.4 billion and sales of marketable securities of $354.3 million. Our investing activities for the year ended December 31, 2023 primarily consisted of maturities of marketable securities of $2.4 billion and sales of marketable securities of $459.5 million, partially offset by purchases of marketable securities of $2.0 billion and purchases of property and equipment of $211.7 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $428.6 million for the year ended December 31, 2024, compared to net cash used in financing activities of $458.8 million for the year ended December 31, 2023. Our financing activities for the year ended December 31, 2024 primarily consisted of the Note Repurchases for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the 2030 Capped Call Transactions for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million. Our financing activities for the year ended December 31, 2023 primarily consisted of $189.4 million of repurchases of our Class A common stock and $270.4 million of deferred payments for acquisitions completed in prior periods.
Free Cash Flow
Free Cash Flow was $218.7 million for the year ended December 31, 2024, compared to $34.8 million for the year ended December 31, 2023. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $194.8 million for the year ended December 31, 2024, compared to $211.7 million for the year ended December 31, 2023. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$413,480	$246,521	$184,614
Less:
Purchases of property and equipment	(194,826)	(211,727)	(129,306)
Free Cash Flow	$218,654	$34,794	$55,308

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
Add (deduct):
Interest income	(153,466)	(168,394)	(58,597)
Interest expense	21,552	22,024	21,459
Other (income) expense, net	16,846	42,414	42,529
Income tax (benefit) expense	25,630	28,062	28,956
Depreciation and amortization	154,459	159,999	186,434
Stock-based compensation expense	1,031,621	1,319,783	1,353,283
Payroll and other tax expense related to stock-based compensation	37,768	39,324	44,213
Restructuring charges (1)	72,051	40,850	188,949
Adjusted EBITDA	$508,605	$161,577	$377,573
(1)Restructuring charges in 2024 are primarily related to cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. Restructuring charges in 2023 relating to the wind down of our AR Enterprise business were composed primarily of cash severance, stock-based compensation expense, and charges related to the revision of the useful lives and disposal of certain acquired intangible assets. Additionally, we recognized an income tax benefit of $5.7 million relating to the wind down, which is included in the income tax (benefit) expense line item above. Restructuring charges in 2022 relating to the strategic reprioritization plan were composed primarily of severance and related charges of $97.1 million, stock-based compensation expense, lease exit and related charges, impairment charges, contract termination charges, and intangible asset amortization. These charges are not reflective of underlying trends in our business. See Note 18 to our consolidated financial statements included in the “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.
Critical Accounting Estimates
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
Valuation of Assets
The valuation and impairment assessment of certain assets requires significant judgment and assumptions such as the estimation of future cash flows, discount rates, useful lives, and market data of comparable assets, among others.
We measure certain financial instruments at fair value on a nonrecurring basis, consisting primarily of our strategic investments in privately held equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. When indicators of impairment exist, we prepare quantitative measurements of the fair value of our equity investments using a market approach or an income approach, which requires judgment and the use of unobservable inputs, including discount rates, investee revenues and costs, and comparable market data of private and public companies, among others.
We also evaluate the recoverability of our property and equipment, operating lease right-of-use assets, and intangible assets, excluding goodwill, when events or changes indicate the carrying amount of an asset may not be recoverable. Events and changes in circumstances considered in determining whether the carrying value of long-lived assets may not be recoverable include significant changes in performance relative to expected operating results, significant changes in asset use, and significant negative industry or economic trends and changes in our business strategy. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows to be generated. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and equity price risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion and $1.8 billion as of December 31, 2024 and December 31, 2023, respectively. We had marketable securities totaling $2.3 billion and $1.8 billion as of December 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities consist of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
In May 2024, we issued the 2030 Notes with an aggregate principal amount of $750.0 million, the full amount of which is outstanding as of December 31, 2024. We carry the 2030 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2030 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2030 Notes. The fair value of the 2030 Notes changes when the market price of our stock fluctuates or market interest rates change.
In February 2022, we issued the 2028 Notes with an aggregate principal amount of $1.5 billion, the full amount of which is outstanding as of December 31, 2024. We carry the 2028 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2028 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2028 Notes. The fair value of the 2028 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2021, we issued the 2027 Notes with an aggregate principal amount of $1.15 billion, the full amount of which is outstanding as of December 31, 2024. We carry the 2027 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2027 Notes do not bear regular interest; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2027 Notes. The fair value of the 2027 Notes changes when the market price of our stock fluctuates or market interest rates change.
In April 2020, we issued the 2025 Notes with an aggregate principal amount of $1.0 billion, of which $36.2 million remains outstanding as of December 31, 2024. We carry the 2025 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2025 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2025 Notes. The fair value of the 2025 Notes changes when the market price of our stock fluctuates or market interest rates change.
In August 2019, we issued the 2026 Notes with an aggregate principal amount of $1.265 billion, of which $249.8 million remains outstanding as of December 31, 2024. We carry the 2026 Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets. The 2026 Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the 2026 Notes. The fair value of the 2026 Notes changes when the market price of our stock fluctuates or market interest rates change.
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
For the periods presented, we did not enter into any forward foreign currency exchange contracts. We may, however, enter into forward foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see “Risk Factors” elsewhere in this Annual Report on Form 10-K.
Equity Price Risk
We hold equity securities in privately held and publicly traded companies, which are subject to equity price risks that could have a material impact on the carrying value of our holdings.
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our total strategic investments had carrying values of $188.3 million and $195.3 million as of December 31, 2024 and 2023, respectively. Our investments in publicly traded equity securities had carrying values of $12.4 million and $13.6 million as of December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.
SNAP INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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
February 4, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 4, 2025

Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	158,074	168,441	202,173
Stock-based compensation	1,041,023	1,324,004	1,387,787
Amortization of debt issuance costs	9,388	7,361	6,865
Losses (gains) on debt and equity securities, net	8,460	33,027	36,838
Other	(14,153)	(26,958)	15,596
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(94,005)	(98,127)	(119,780)
Prepaid expenses and other current assets	(36,544)	(9,920)	(40,917)
Operating lease right-of-use assets	54,127	70,674	71,441
Other assets	(9,952)	2,238	(504)
Accounts payable	(100,728)	94,988	46,492
Accrued expenses and other current liabilities	150,391	62,130	71,706
Operating lease liabilities	(62,663)	(68,007)	(68,886)
Other liabilities	7,918	9,155	5,456
Net cash provided by (used in) operating activities	413,480	246,521	184,614
Cash flows from investing activities
Purchases of property and equipment	(194,826)	(211,727)	(129,306)
Purchases of strategic investments	(2,000)	(7,770)	(26,346)
Sales of strategic investments	1,755	7,559	63,276
Cash paid for acquisitions, net of cash acquired	—	(50,254)	(67,067)
Purchases of marketable securities	(2,287,668)	(2,048,273)	(3,485,638)
Sales of marketable securities	354,311	459,481	75,716
Maturities of marketable securities	1,411,444	2,424,717	2,525,215
Other	(100)	(2,779)	(18,125)
Net cash provided by (used in) investing activities	(717,084)	570,954	(1,062,275)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	740,350	—	1,483,500
Purchase of capped calls	(68,850)	—	(177,000)
Proceeds from termination of capped calls	62,683	—	—
Proceeds from the exercise of stock options	12,798	1,038	4,272
Payments of debt issuance costs	—	—	(3,006)
Repurchases of Class A non-voting common stock	(311,069)	(189,394)	(1,001,052)
Deferred payments for acquisitions	(3,695)	(270,433)	—
Repurchases of convertible notes	(859,042)	—	—
Other	(1,799)	—	—
Net cash provided by (used in) financing activities	(428,624)	(458,789)	306,714
Change in cash, cash equivalents, and restricted cash	(732,228)	358,686	(570,947)
Cash, cash equivalents, and restricted cash, beginning of period	1,782,462	1,423,776	1,994,723
Cash, cash equivalents, and restricted cash, end of period	$1,050,234	$1,782,462	$1,423,776
Supplemental disclosures
Cash paid for income taxes, net	$24,686	$30,924	$12,087
Cash paid for interest	$10,284	$10,244	$8,873
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$5,361,398	$4,606,115	$4,601,847
Costs and expenses:
Cost of revenue	2,474,237	2,114,117	1,815,342
Research and development	1,691,683	1,910,862	2,109,800
Sales and marketing	1,063,675	1,122,092	1,118,746
General and administrative	919,097	857,423	953,265
Total costs and expenses	6,148,692	6,004,494	5,997,153
Operating loss	(787,294)	(1,398,379)	(1,395,306)
Interest income	153,466	168,394	58,597
Interest expense	(21,552)	(22,024)	(21,459)
Other income (expense), net	(16,846)	(42,414)	(42,529)
Loss before income taxes	(672,226)	(1,294,423)	(1,400,697)
Income tax benefit (expense)	(25,630)	(28,062)	(28,956)
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.42)	$(0.82)	$(0.89)
Diluted	$(0.42)	$(0.82)	$(0.89)
Weighted average shares used in computation of net loss per share:
Basic	1,659,147	1,612,504	1,608,304
Diluted	1,659,147	1,612,504	1,608,304
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	4,590	8,269	(9,307)
Foreign currency translation	(9,027)	12,836	(10,188)
Total other comprehensive income (loss), net of tax	(4,437)	21,105	(19,495)
Total comprehensive loss	$(702,293)	$(1,301,380)	$(1,449,148)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,046,534	$1,780,400
Marketable securities	2,329,745	1,763,680
Accounts receivable, net of allowance	1,348,472	1,278,176
Prepaid expenses and other current assets	182,006	153,587
Total current assets	4,906,757	4,975,843
Property and equipment, net	489,088	410,326
Operating lease right-of-use assets	530,441	516,862
Intangible assets, net	86,363	146,303
Goodwill	1,689,785	1,691,827
Other assets	233,914	226,597
Total assets	$7,936,348	$7,967,758
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$173,197	$278,961
Operating lease liabilities	24,885	49,321
Accrued expenses and other current liabilities	1,009,254	805,836
Convertible senior notes, net	36,212	—
Total current liabilities	1,243,548	1,134,118
Long-term convertible senior notes, net	3,607,717	3,749,400
Operating lease liabilities, noncurrent	575,082	546,279
Other liabilities	59,240	123,849
Total liabilities	5,485,587	5,553,646
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,483,718 shares issued, 1,436,495 shares outstanding at December 31, 2024, and 3,000,000 shares authorized, 1,440,541 shares issued, 1,391,341 shares outstanding at December 31, 2023.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at December 31, 2024, and 700,000 shares authorized, 22,528 shares issued and outstanding at December 31, 2023.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at December 31, 2024 and December 31, 2023.	2	2
Treasury stock, at cost. 47,222 and 49,200 shares of Class A non-voting common stock at December 31, 2024 and December 31, 2023, respectively.	(460,620)	(479,903)
Additional paid-in capital	15,644,132	14,613,404
Accumulated deficit	(12,735,461)	(11,726,536)
Accumulated other comprehensive income (loss)	2,694	7,131
Total stockholders’ equity	2,450,761	2,414,112
Total liabilities and stockholders’ equity	$7,936,348	$7,967,758
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,391,341	$14	1,319,930	$13	1,364,887	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	884	—	599	—	334	—
Issuance of Class A non-voting common stock in connection with acquisitions	—	—	—	—	1,277	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	70,167	—	86,557	1	58,342	—
Conversion of Class B voting common stock to Class A non-voting common stock	10	—	566	—	298	—
Repurchases of Class A non-voting common stock	(27,885)	—	(18,423)	—	(105,208)	(1)
Reissuances of Class A non-voting common stock for vesting of restricted stock units	1,978	—	2,112	—	—	—
Balance, end of period	1,436,495	14	1,391,341	14	1,319,930	13
Class B voting common stock
Balance, beginning of period	22,528	—	22,529	—	22,769	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	5	—	565	—	58	—
Conversion of Class B voting common stock to Class A non-voting common stock	(10)	—	(566)	—	(298)	—
Balance, end of period	22,523	—	22,528	—	22,529	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	49,200	(479,903)	51,312	(500,514)	—	—
Repurchases of Class A non-voting common stock	27,885	(311,069)	18,423	(189,394)	105,208	(1,001,052)
Retirement of Class A non-voting common stock	(27,885)	311,069	(18,423)	189,394	(53,896)	500,538
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(1,978)	19,283	(2,112)	20,611	—	—
Balance, end of period	47,222	(460,620)	49,200	(479,903)	51,312	(500,514)
Additional paid-in capital
Balance, beginning of period	—	14,613,404	—	13,309,828	—	12,069,097
Stock-based compensation expense	—	1,041,023	—	1,323,149	—	1,369,407
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	12,798	—	1,038	—	4,285
Issuance of Class A non-voting common stock in connection with acquisitions and divestitures	—	—	—	—	—	44,039
Purchase of capped calls	—	(68,850)	—	—	—	(177,000)
Termination of capped calls	—	62,683	—	—	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(19,283)	—	(20,611)	—	—
Other	—	2,357	—	—	—	—
Balance, end of period	—	15,644,132	—	14,613,404	—	13,309,828
Accumulated deficit
Balance, beginning of period	—	(11,726,536)	—	(10,214,657)	—	(8,284,466)
Net loss	—	(697,856)	—	(1,322,485)	—	(1,429,653)
Retirement of Class A non-voting common stock	—	(311,069)	—	(189,394)	—	(500,538)
Balance, end of period	—	(12,735,461)	—	(11,726,536)	—	(10,214,657)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	7,131	—	(13,974)	—	5,521
Other comprehensive income (loss), net of tax	—	(4,437)	—	21,105	—	(19,495)
Balance, end of period	—	2,694	—	7,131	—	(13,974)
Total stockholders’ equity	1,737,867	$2,450,761	1,694,696	$2,414,112	1,625,398	$2,580,698
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
Basis of Presentation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. Certain reclassifications have been made in the prior periods to conform to the current year’s presentation. None of these reclassifications had a material impact on our consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. We maintain cash deposits, cash equivalent balances, and marketable securities with several financial institutions. Cash and cash equivalents may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We also maintain investments in U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, money market funds, and commercial paper that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
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

Cost of Revenue
Cost of revenue includes payments for infrastructure, content and developer partner costs, and advertiser partner and other costs. Infrastructure costs primarily consist of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth. Content and developer partner costs primarily consist of fees paid to our content creators and publisher partners who share content on our platform through revenue sharing arrangements. Under these arrangements, we pay a portion of the fees we receive from advertisers for Snap Ads that are displayed within partner content on Snapchat. Advertising partner and other costs primarily consist of payments to third-party partners for fulfillment services, credit card and other transaction processing fees, and other expenses directly related to providing our services.
Cost of revenue includes personnel-related costs, including salaries, benefits, and stock-based compensation expense for our employees engaged in the delivery of our services. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
Advertising
Advertising costs are expensed as incurred and recorded within sales and marketing expenses in our consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, advertising costs were $57.7 million, $24.9 million, and $42.7 million, respectively.
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
Future Stock Split to be Effected in the Form of a Stock Dividend
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with the Future Stock Split, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. In May 2024, the conditions for the declaration of such dividends were modified and the Co-Founder Agreements were amended to reflect such modifications. As modified, the Future Stock Split will not be declared and paid until the first business day following the date on which (i) the average of the volume weighted average price (the “VWAP”) per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
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
The total recognized tax benefit related to stock-based compensation expense for all periods presented was immaterial as we have established valuation allowances to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The majority of the future tax benefits that arise on settlement of RSUs, RSAs and stock options are in jurisdictions for which our net deferred tax assets have a full valuation allowance.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less from the date of purchase.
Restricted Cash
Restricted cash primarily includes cash and cash equivalents that are legally restricted as to withdrawal or use in our operations. Restricted cash balances are included in other assets on our consolidated balance sheets.
Marketable Securities
We hold investments in marketable securities consisting of U.S. government securities, U.S. government agency securities, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. We classify marketable investments in debt securities as available-for-sale investments in our current assets because they represent investments available for current operations.
Our available-for-sale investments in debt securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other income (expense), net on our consolidated statements of income. We did not record any credit losses on our available-for-sale debt securities in any of the periods presented. We determine gains or losses on the sale or maturities of marketable securities using the specific identification method and these gains or losses are recorded in other income (expense), net in our consolidated statements of operations.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. As of December 31, 2024 and 2023, the allowance for doubtful accounts was immaterial.
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
Leases
We have non-cancelable lease agreements, primarily for offices, that are recorded as operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheets. We account for lease and non-lease components as a single lease component and do not record leases with an initial term of twelve months or less in our consolidated balance sheets. We use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain agreements have free rent periods or escalating rent payment provisions. Rent expense is recognized on a straight-line basis over the lease term.
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
Segments
Our CEO is our chief operating decision maker (“CODM”). Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single reportable segment composed of the consolidated financial results of Snap Inc.
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
Impairment of Long-Lived Assets
We evaluate recoverability of our property and equipment, operating lease right-of-use assets, and intangible assets, excluding goodwill, when events or changes indicate the carrying amount of an asset may not be recoverable. Events and changes in circumstances considered in determining whether the carrying value of long-lived assets may not be recoverable include significant changes in performance relative to expected operating results, significant changes in asset use, and significant negative industry or economic trends and changes in our business strategy. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows to be generated. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Legal Contingencies
For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred. Note 8 provides additional information regarding our legal contingencies.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2025. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. Effective January 1, 2024, we adopted ASU 2023-07. Refer to Note 19 of these consolidated financial statements.
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

The following table represents our revenue disaggregated by geographic region based on the billing address of the customer:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
North America (1) (2)	$3,236,217	$2,952,301	$3,205,554
Europe (3)	957,075	772,078	712,764
Rest of world	1,168,106	881,736	683,529
Total revenue	$5,361,398	$4,606,115	$4,601,847
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $3.1 billion, $2.9 billion, and $3.1 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024			2023			2022

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(590,956)	$(9,475)	$(97,425)	$(1,114,039)	$(18,479)	$(189,967)	$(1,203,614)	$(20,141)	$(205,898)
Net loss attributable to common stockholders	$(590,956)	$(9,475)	$(97,425)	$(1,114,039)	$(18,479)	$(189,967)	$(1,203,614)	$(20,141)	$(205,898)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,404,994	22,526	231,627	1,358,345	22,532	231,627	1,354,019	22,658	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,404,994	22,526	231,627	1,358,345	22,532	231,627	1,354,019	22,658	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.42)	$(0.42)	$(0.42)	$(0.82)	$(0.82)	$(0.82)	$(0.89)	$(0.89)	$(0.89)
Diluted	$(0.42)	$(0.42)	$(0.42)	$(0.82)	$(0.82)	$(0.82)	$(0.89)	$(0.89)	$(0.89)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of December 31,
	2024	2023	2022

	(in thousands)
Stock options	680	1,697	3,159
Unvested RSUs and RSAs	134,253	157,130	132,392
Convertible Notes (if-converted)	85,945	89,379	89,379
4. Stockholders’ Equity
Common Stock
As of December 31, 2024, we are authorized to issue 3,000,000,000 shares of Class A non-voting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2024, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.
As of December 31, 2024, there were 1,483,717,717 shares issued and 1,436,495,296 shares outstanding of Class A common stock, and 22,523,290 shares and 231,626,943 shares issued and outstanding of Class B common stock and Class C common stock, respectively.
Stock-based Compensation Plans
We maintain one active share-based employee compensation plan, the 2017 Equity Incentive Plan (the “2017 Plan”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017, our stockholders approved the 2017 Plan, effective on March 1, 2017. The 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.
The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 5.0% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, and (ii) a number determined by our board of directors. As of December 31, 2024, there were 152,488,503 shares of our Class A common stock reserved for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Our stockholders approved the 2017 ESPP in February 2017. The 2017 ESPP became effective in connection with the IPO. A total of 16,484,690 shares of Class A common stock were initially reserved for issuance under the 2017 ESPP. No shares of our Class A common stock have been issued or offered under the 2017 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2024, there were 16,484,690 shares of our Class A common stock reserved for future issuance under the 2017 ESPP.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the year ended December 31, 2024:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested as of December 31, 2023	157,130	$12.82
Granted	89,187	$12.92
Vested	(73,105)	$14.90
Forfeited	(38,959)	$12.34
Unvested as of December 31, 2024	134,253	$11.90
The weighted-average grant date fair value of RSUs and RSAs granted for the years ended December 31, 2024, 2023 and 2022 was $12.92, $10.41, and $15.17, respectively. The total fair value of RSUs and RSAs vested for the years ended December 31, 2024, 2023, and 2022 was $0.9 billion, $1.0 billion, and $1.2 billion, respectively.
Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.3 billion as of December 31, 2024 and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options
The following table summarizes the stock option award activity under the 2017 Plan for the year ended December 31, 2024:

	Number of Class A Shares	Number of Class B Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share data)
Outstanding as of December 31, 2023	1,692	5	$14.90	4.41	$5,225
Granted	—	—	$—
Exercised	(884)	(5)	$14.39
Forfeited	(128)	—	$12.58
Outstanding as of December 31, 2024	680	—	$16.01	4.51	$253
Exercisable as of December 31, 2024	680	—	$16.01	4.51	$253
Vested and expected to vest as of December 31, 2024	680	—	$16.01	4.51	$253
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2024 and December 31, 2023.
There were no stock options granted for the years ended December 31, 2024 and 2023. The weighted-average grant date fair value of stock options granted for the year ended December 31, 2022 was $8.41 per share as calculated by the Black-Scholes option pricing model. Stock-based compensation expense for stock options was not material for the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2024, there was no unrecognized compensation cost related to stock options granted under the 2017 Stock Plan.
There were no stock options that vested for the year ended December 31, 2024. The total grant date fair value of stock options that vested for the years ended December 31, 2023 and 2022 was $1.1 million and $3.2 million, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $1.4 million, $12.3 million, and $5.9 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$6,034	$9,555	$12,288
Research and development	683,830	893,026	970,746
Sales and marketing	216,672	255,688	203,092
General and administrative	134,487	165,735	201,661
Total	$1,041,023	$1,324,004	$1,387,787
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We did not repurchase any shares under this program in the fourth quarter of 2024. Accordingly, as of December 31, 2024, the remaining availability under the stock repurchase authorization was $500.0 million.

In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the second quarter of 2024, during which we repurchased, and subsequently retired, 46.3 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and including costs associated with the repurchases.
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
5. Business Acquisitions
2023 Acquisitions
In 2023, the aggregate purchase consideration for business acquisitions was $73.1 million, which primarily consisted of $56.3 million in cash and $12.6 million recorded in other liabilities in our consolidated balance sheet. Of the aggregate purchase consideration, $42.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are not deductible for tax purposes.
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
Additional Information on 2023 and 2022 Acquisitions
The operating results of the above acquisitions were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2022	$1,646,120
Goodwill acquired	42,780
Foreign currency translation	2,927
Balance as of December 31, 2023	$1,691,827
Goodwill acquired	—
Foreign currency translation	(2,042)
Balance as of December 31, 2024	$1,689,785
Intangible assets consisted of the following:

	As of December 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	2.0	$745	$(613)	$132
Technology	2.3	308,333	(238,189)	70,144
Patents	8.8	39,373	(23,286)	16,087
Other	—	6,000	(6,000)	—
Total intangible assets		$354,451	$(268,088)	$86,363

	As of December 31, 2023
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	3.0	$745	$(546)	$199
Technology	2.8	323,313	(197,608)	125,705
Patents	8.8	39,373	(19,099)	20,274
Other	—	6,000	(5,875)	125
Total intangible assets		$369,431	$(223,128)	$146,303
Amortization of intangible assets for the years ended December 31, 2024, 2023, and 2022 was $60.0 million, $81.1 million, and $132.3 million, respectively. We revised the useful lives of certain customer relationships, trademarks, domain names, and technology for the years ended December 31, 2024, 2023 and 2022, which resulted in a $3.2 million, $19.9 million, and $49.3 million increase to amortization expense for the respective years.

As of December 31, 2024, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2025	$41,513
2026	20,299
2027	12,124
2028	4,343
2029	1,335
Thereafter	6,749
Total	$86,363
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
The 2028 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 17.7494 shares of Class A common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $56.34 per share of our Class A common stock. Holders of the 2028 Notes may convert all or a portion of their 2028 Notes at their option prior to December 1, 2027, in multiples of $1,000 principal amounts, under certain circumstances as described in the indenture governing the 2028 Notes. On or after December 1, 2027, the 2028 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We may redeem for cash all or any portion of the 2028 Notes, at our option, on or after March 5, 2025 based on certain circumstances.
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
The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 11.2042 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $89.25 per share of our Class A common stock. Holders of the 2027 Notes may convert all or a portion of their 2027 Notes at their option prior to February 1, 2027, in multiples of $1,000 principal amounts, under certain circumstances as described in the indenture governing the 2027 Notes. On or after February 1, 2027, the 2027 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We may redeem for cash all or portions of the 2027 Notes, at our option, on or after May 5, 2024 based on certain circumstances.
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
The 2026 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 43.8481 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $22.81 per share of our Class A common stock. Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option prior to May 1, 2016, in multiples of $1,000 principal amounts, under certain circumstances as described in the indenture governing the 2026 Notes. On or after May 1, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We may redeem for cash all or portions of the 2026 Notes, at our option, on or after August 6, 2023 based on certain circumstances.
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
The 2025 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at an initial conversion rate of 46.1233 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $21.68 per share of our Class A common stock. Holders of the 2025 Notes may convert all or a portion of their 2025 Notes at their option prior to February 1, 2025, in multiples of $1,000 principal amounts, under certain circumstances as described in the indenture governing the 2025 Notes. On or after February 1, 2025, the 2025 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We may redeem for cash all or portions of the 2025 Notes, at our option, on or after May 6, 2023 based on certain circumstances.
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
The Convertible Notes consisted of the following:

	As of December 31,
	2024			2023
	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

	(in thousands)
2025 Notes	$36,240	$(28)	$36,212	$284,105	$(871)	$283,234
2026 Notes	249,754	(624)	249,130	838,482	(3,402)	835,080
2027 Notes	1,150,000	(4,984)	1,145,016	1,150,000	(7,114)	1,142,886
2028 Notes	1,500,000	(8,982)	1,491,018	1,500,000	(11,800)	1,488,200
2030 Notes	750,000	(27,447)	722,553	—	—	—
Total	$3,685,994	$(42,065)	$3,643,929	$3,772,587	$(23,187)	$3,749,400
Each of the notes in the table above rank equally with each other. The effective interest rates for the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2030 Notes range between 0.19% and 1.21%. As of December 31, 2024, the debt issuance costs on the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes will be amortized over the remaining period of approximately 0.3 years, 1.6 years, 2.3 years, 3.2 years, and 5.3 years, respectively.
The following table summarizes interest expense related to the Convertible Notes:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Contractual interest expense	$7,334	$8,874	$8,655
Amortization of debt issuance costs	8,906	6,880	6,543
Total interest expense	$16,240	$15,754	$15,198
As of December 31, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of December 31, 2024 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the first quarter of 2025, other than the 2025 Notes, which are eligible for optional conversion on or after February 1, 2025. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
Capped Call Transactions
In connection with the pricing of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes, we entered into the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $100.0 million, $102.1 million, $86.8 million, $177.0 million, and $68.9 million respectively. The cap price of the 2025 Capped Call Transactions, the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions is initially $32.12, $32.58, $121.02, $93.90, and $33.48 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.

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
As of December 31, 2024, the remaining Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.75% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2024, we had $80.7 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. For additional discussion on leases, see Note 9 of these consolidated financial statements.
Our non-cancelable contractual commitments as of December 31, 2024 were as follows:

Non-Cancelable Commitments
(in thousands)
Year ending December 31,
2025	$1,458,829
2026	1,835,591
2027	1,051,169
2028	87,229
2029	84,288
Thereafter	423,135
Total non-cancelable contractual commitments	$4,940,241
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

Pending Matters
In November 2021, we, and certain of our officers and directors, were named as defendants in a securities class- action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. We believe we have meritorious defenses to this lawsuit and continue to defend the lawsuit vigorously. Based on the proceedings in this case, the outcome of this matter remains uncertain.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2024. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements as of December 31, 2024.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2025 and 2042. Total operating lease costs were $101.0 million, $101.0 million, and $109.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	9.3	10.0
Weighted-average discount rate	6.1%	6.1%

The maturities of our operating lease liabilities as of December 31, 2024 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2025	$60,937
2026	93,051
2027	86,587
2028	85,428
2029	82,431
Thereafter	410,487
Total lease payments	818,921
Less: imputed interest	(218,954)
Present value of lease liabilities	$599,967
As of December 31, 2024, we had additional operating leases that have not yet commenced for facilities with lease obligations of $19.7 million. These operating leases will commence starting in 2025 with lease terms of approximately 10 years to 11 years.
Cash payments included in the measurement of our operating lease liabilities, net of lease incentives received, were $101.4 million, $89.8 million, and $92.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $71.0 million, $220.2 million, and $147.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The following table summarizes our strategic investments as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

	(in thousands)
Initial cost	$106,052	$106,368
Cumulative upward adjustments	146,201	147,317
Cumulative downward adjustments, including impairments	(63,910)	(58,357)
Carrying value	$188,343	$195,328

Gains and losses recognized during the periods presented were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$(60)	$—	$45,935
Unrealized gains on strategic investments still held at the reporting date	334	1,368	19,946
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(7,703)	(28,423)	(1,421)
Gains (losses) on strategic investments, net	$(7,429)	$(27,055)	$64,460
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of December 31, 2024 and 2023:

		December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$348,251	$—	$—	$348,251
Cash equivalents:
Money market funds	Level 1	694,323	—	(30)	694,293
U.S. government securities	Level 1	3,991	—	(1)	3,990
Total cash and cash equivalents		1,046,565	—	(31)	1,046,534
Marketable debt securities:
U.S. government securities	Level 1	2,186,192	4,984	(3,292)	2,187,884
Corporate debt securities	Level 2	129,217	229	(5)	129,441
Total marketable debt securities		2,315,409	5,213	(3,297)	2,317,325
Total		$3,361,974	$5,213	$(3,328)	$3,363,859

		December 31, 2023
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$584,990	$—	$—	$584,990
Cash equivalents:
Money market funds	Level 1	1,195,410	—	—	1,195,410
Total cash and cash equivalents		1,780,400	—	—	1,780,400
Marketable debt securities:
U.S. government securities	Level 1	1,295,918	894	(3,919)	1,292,893
U.S. government agency securities	Level 1	138,420	31	(188)	138,263
Corporate debt securities	Level 2	234,336	577	(99)	234,814
Commercial paper	Level 2	65,380	—	—	65,380
Certificates of deposit	Level 2	18,725	—	—	18,725
Total marketable debt securities		1,752,779	1,502	(4,206)	1,750,075
Total		$3,533,179	$1,502	$(4,206)	$3,530,475
Gross unrealized losses on marketable debt securities were not material as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of December 31, 2024, $1.1 billion of our total $2.3 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $12.4 million and $13.6 million as of December 31, 2024 and 2023, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$11,046	$(22,095)
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(1,185)	(17,731)	(79,214)
Gains (losses) on publicly traded equity securities, net	$(1,185)	$(6,685)	$(101,309)
We carry the Convertible Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of December 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $35.5 million, $242.7 million, $998.5 million, $1,226.6 million, and $635.6 million, respectively. As of December 31, 2023, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes was $300.9 million, $893.2 million, $921.5 million, and $1,181.7 million, respectively. The estimated fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Convertible Notes in an over-the-counter market on the last business day of the period.

Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows.

	As of December 31,
	2024	2023	2022

	(in thousands)
Cash and cash equivalents	$1,046,534	$1,780,400	$1,423,121
Restricted cash, included in other assets	3,700	2,062	655
Total cash, cash equivalents, and restricted cash	$1,050,234	$1,782,462	$1,423,776
12. Income Taxes
The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Domestic (1)	$(280,877)	$(285,330)	$(538,311)
Foreign (1)	(391,349)	(1,009,093)	(862,386)
Loss before income taxes	$(672,226)	$(1,294,423)	$(1,400,697)
(1)Includes the impact of intercompany charges to foreign affiliates for financing, management fees, and research and development cost sharing, inclusive of stock-based compensation.
The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current:
Federal	$5,216	$—	$—
State	6,811	8,585	10,704
Foreign	13,273	26,727	22,404
Total current income tax expense (benefit)	25,300	35,312	33,108
Deferred:
Federal	1,595	1,267	1,212
State	1,027	1,061	837
Foreign	(2,292)	(9,578)	(6,201)
Total deferred income tax expense (benefit)	330	(7,250)	(4,152)
Income tax expense (benefit)	$25,630	$28,062	$28,956

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%	21.0%
State tax benefit (expense), net of federal benefit (1)	3.9	2.2	2.9
Change in valuation allowance	(31.0)	(31.5)	(32.0)
Differences between U.S. and foreign tax rates on foreign income	(0.3)	3.3	2.5
Stock-based compensation	(6.4)	(7.0)	(0.1)
U.S. federal research & development credit benefit	11.0	8.6	5.0
Acquisitions and divestitures	(1.0)	1.8	(0.7)
Other benefits (expenses)	(1.0)	(0.6)	(0.7)
Total income tax benefit (expense)	(3.8)%	(2.2)%	(2.1)%
(1)    Inclusive of state research and development credits.
The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Accruals and reserves	$16,413	$22,475
Intangible assets	139,612	168,661
IRC 174 capitalized R&D	598,669	449,253
Stock-based compensation	58,171	70,563
Loss carryforwards	2,757,814	2,774,231
Tax credit carryforwards	1,060,486	969,368
Lease liability	128,072	126,637
Other	67,958	51,764
Total deferred tax assets	4,827,195	4,632,952
Deferred tax liabilities:
Right-of-use asset	(112,907)	(111,777)
Investments	(18,333)	(20,183)
Other	(18,445)	(28,416)
Total deferred tax liabilities	(149,685)	(160,376)
Total net deferred tax assets before valuation allowance	4,677,510	4,472,576
Valuation allowance	(4,677,088)	(4,471,571)
Net deferred taxes	$422	$1,005
On December 20, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries, including the United Kingdom, are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal. On February 1, 2023, the FASB indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We are closely monitoring developments and evaluating their potential impact. Enactments effective in 2024 did not have a significant impact on our

2024 financial results, nor do we anticipate a significant impact on our financial results during the transition period due to safe harbor relief.
As of December 31, 2024, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
As of December 31, 2024, we had accumulated U.S. federal and state net operating loss carryforwards of $6.1 billion and $4.4 billion, respectively. During 2024, we fully utilized all of our federal net operating loss carryforwards generated before January 1, 2018, which were subject to a 20-year carryforward period and no taxable income limitation. The remaining $6.1 billion can be carried forward indefinitely but is subject to an 80% taxable income limitation. Certain significant state net operating loss carryforwards will begin to expire in 2031. As of December 31, 2024, we had $4.7 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2024, we had accumulated $214.0 million of Singapore net operating loss carryforwards, which can be carried forward indefinitely and are not subject to any taxable income limitation. As of December 31, 2024, we had accumulated U.S. federal and state research tax credits of $916.5 million and $523.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2032. The U.S. state research tax credits do not expire.
Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code. In prior years, this tax law change did not result in any U.S. federal tax liability due to the availability of pre-2018 federal net operating loss carryforwards. However, as these pre-2018 carryforwards were fully utilized in 2024, the application of the 80% taxable income limitation on remaining federal net operating loss carryforwards resulted in incremental U.S. federal tax liability and expense for the year ended December 31, 2024. We continue to incur incremental state tax liability and expense due to limitations on the use of existing state net operating loss carryforwards.
We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $4.7 billion and $4.5 billion as of December 31, 2024 and 2023, respectively. In 2024, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Beginning balance of unrecognized tax benefits	$513,404	$510,669	$469,573
Additions for current year tax positions	49,536	46,188	47,366
Additions for prior year tax positions	1,163	10,171	115
Reductions for prior year tax positions	(622)	(16,736)	(3,569)
Changes due to lapse of statute of limitations	(99)	(31,786)	(1,887)
Reductions for settlements with taxing authorities	—	(4,927)	—
Changes due to foreign currency translation adjustments	(574)	(175)	(929)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	562,808	513,404	510,669
Interest and penalties associated with unrecognized tax benefits	1,918	967	385
Ending balance of unrecognized tax benefits (including interest and penalties)	$564,726	$514,371	$511,054

Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. We have net unrecognized tax benefits of $35.8 million and $27.3 million included in other liabilities on our consolidated balance sheet as of December 31, 2024 and 2023, respectively, which, if recognized, would result in a tax benefit.
Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheet. For the year ended December 31, 2024, interest expense recorded related to uncertain tax positions was not material.
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
The material tax jurisdictions in which we are subject to potential examination include the United States for tax years ending on or after 2012, and the United Kingdom for tax years ending on or after 2020. We are currently under examination by the U.K. tax authorities for tax years 2020 through 2022, and also in various other jurisdictions covering multiple tax years.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance as of December 31, 2023	$(2,860)	$9,991	$7,131
Other comprehensive income (loss) before reclassifications	4,811	(9,027)	(4,216)
Amounts reclassified from AOCI (1)	(221)	—	(221)
Net current period other comprehensive income (loss)	4,590	(9,027)	(4,437)
Balance as of December 31, 2024	$1,730	$964	$2,694
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.

14. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of December 31,
	2024	2023

	(in thousands)
Computer hardware and software	$67,796	$67,989
Buildings	21,486	21,486
Leasehold improvements	450,826	332,721
Furniture and equipment	214,619	162,476
Construction in progress	63,284	90,038
Total	818,011	674,710
Less: accumulated depreciation	(328,923)	(264,384)
Property and equipment, net	$489,088	$410,326
Depreciation on property and equipment was $98.0 million, $87.3 million, and $69.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Noncash property and equipment additions in accounts payable, accrued expenses and other current liabilities were $29.3 million, $44.5 million, and $28.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
15. Balance Sheet Components
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023

	(in thousands)
Accrued infrastructure costs	$377,022	$281,682
Deferred revenue (1)	112,769	93,706
Accrued compensation and related expenses	85,416	95,600
Accrued revenue share	84,990	81,936
Deferred payments for acquisitions	76,434	7,359
Accrued professional fees	69,618	33,267
Accrued operating costs	62,375	75,905
Other	140,630	136,381
Total accrued expenses and other current liabilities	$1,009,254	$805,836
(1)We expect a substantial majority of our deferred revenue to be realized in less than one year.
16. Employee Benefit Plans
We have a defined contribution savings plan for U.S.-based employees under the provisions of the U.S. Internal Revenue Code Section 401(k) (the “401(k) Plan”). The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. For the years ended December 31, 2024, 2023, and 2022, we recognized expense of $29.6 million, $34.0 million, and $33.6 million, respectively, related to matching contributions.

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
The following table summarizes the 2024 restructuring charges included in our consolidated statement of operations for the year ended December 31, 2024:

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
We had no liabilities related to the strategic reprioritization plan as of December 31, 2024. The liabilities were immaterial as of December 31, 2023 and 2022.
19. Segments and Geographic Information
Our CEO is our CODM. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Snap Inc.
The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our consolidated statements of operations. Net loss is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.
Our CODM also utilizes expense information in order to assess our financial performance. Infrastructure costs primarily consist of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth. Content and developer partner costs primarily consist of fees paid to our content creators and publisher partners who share content on our platform through revenue sharing arrangements. Advertising partner and other costs primarily consist of payments to third-party partners for fulfillment services, credit card and other transaction processing fees, and other expenses directly related to providing our services. Operating expenses include all remaining costs necessary to operate our business, which primarily include personnel expenses, facilities and related costs, promotional and marketing expenses, external professional services, and other administrative expenses. Operating expenses include charges recognized as research and development, selling and marketing, and general and administrative expenses within our consolidated statements of operations, but exclude stock-based compensation and related payroll and other tax expenses, depreciation and amortization, and restructuring charges, which are independently reviewed by our CODM.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$5,361,398	$4,606,115	$4,601,847

Less:
Infrastructure costs	1,441,134	1,171,993	818,554
Content and developer partner costs	634,977	621,971	643,482
Advertising partner and other costs	384,804	297,262	302,498
Operating expenses	2,391,878	2,353,312	2,459,740
Stock-based compensation and related payroll and other tax expense	1,069,389	1,359,107	1,397,496
Depreciation and amortization	154,459	159,999	186,434
Other segment items (1)	(17,387)	(35,044)	223,296
Net loss	$(697,856)	$(1,322,485)	$(1,429,653)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax benefit (expense) as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $72.1 million, $40.8 million and $188.9 million for the year ended December 31, 2024, 2023 and 2022, respectively.
The following table lists long-lived assets by geographic area, which includes property and equipment, net and operating lease right-of-use assets:

	As of December 31,
	2024	2023

	(in thousands)
United States	$682,173	$646,546
United Kingdom	248,243	218,326
Rest of world (1)	89,113	62,316
Total long-lived assets	$1,019,529	$927,188
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information
Insider Trading Arrangements
During the fourth quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1 *	Expiration Date	Total Shares of Class A Common Stock to be Sold
Robert Murphy Co-Founder, Chief Technology Officer, and Director	11/5/2024	Adoption (1)	X	3/10/2026	(2)
Michael O’Sullivan General Counsel	11/21/2024	Adoption (1)	X	01/30/2026	Up to 288,000
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(2)Trading arrangement provides for the sale of up to 5,000,000 shares of Class A Common Stock by Mr. Murphy, individually and as a trustee of a revocable trust, plus such amount as necessary to attain a value equal to 30% of the gross sale proceeds for additional gifting transactions contemplated by this plan.
2025 Discretionary Bonus Program
On February 3, 2025, the compensation committee of our board of directors approved the 2025 Bonus Program. The 2025 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses for the period from January 1, 2025 through December 31, 2025. Bonuses will be based on the achievement of certain company-wide priorities and objectives and the contributions and efforts of the eligible participants, in each case as determined by the compensation committee.
After December 31, 2025, the compensation committee will evaluate the level of achievement of certain company-wide priorities and objectives, and the contributions and efforts of the eligible participants. Each eligible participant in the 2025 Bonus Program may receive a bonus, as determined by the compensation committee, in an amount up to 50% of such participant’s annual base salary as of December 31, 2025. All or any portion of an earned bonus may be paid in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of overachievement of the corporate objectives and key results.
There is no set formula for determining the bonus amount under the 2025 Bonus Program. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2025 Bonus Program are expected to occur in the first quarter of 2026. A participant must remain an employee on the payment date under the 2025 Bonus Program to be eligible to earn a bonus.
The description of the 2025 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2025 Bonus Program, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.21 and incorporated by reference.
We are including this disclosure in Item 9B of this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2024.

Name	Age	Position
Executive Officers
Evan Spiegel	34	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	36	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	46	Chief Financial Officer
Rebecca Morrow	51	Chief Accounting Officer
Michael O’Sullivan	59	General Counsel
Eric Young	48	Senior Vice President of Engineering
Non-Employee Directors
Michael Lynton (1)(2)(3)	65	Director and Chairperson of the Board
Kelly Coffey (3)	59	Director
Joanna Coles (2)	62	Director
Liz Jenkins (3)	47	Director
Jim Lanzone	53	Director
Scott D. Miller (1)(3)	72	Director
Patrick Spence	50	Director
Poppy Thorpe (1)(3)	40	Director
Fidel Vargas (2)	56	Director
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
Eric Young. Mr. Young has served as our Senior Vice President of Engineering since June 2023. Mr. Young was previously employed at Alphabet Inc. from March 2016 to June 2023, serving in a variety of roles, most recently as Vice President of Engineering at Google. Prior to Google, Mr. Young served in a variety of roles at Amazon.com, Inc. Mr. Young holds a B.S. from Vanderbilt University and an M.B.A. from the Wharton School at the University of Pennsylvania.
Non-Employee Directors
Michael Lynton. Mr. Lynton has served on our board of directors since April 2013 and has been Chairperson of our board of directors since September 2016. Mr. Lynton served as Chief Executive Officer or Co-Chief Executive Officer of Sony Entertainment Inc., an international entertainment company, from April 2012 until August 2017, as Chairman and Chief Executive Officer of Sony Pictures Entertainment Inc. from January 2004 until May 2017, and as CEO of Sony Corporation of America from March 2012 to August 2017. Mr. Lynton currently serves as a member of the board of directors of Ares Management Corp., Warner Music Group Corp., and Schrodinger, Inc. Previously, Mr. Lynton served as a member of the board of directors of Pandora Media, Inc., Pearson plc, and The Boston Beer Company. Mr. Lynton holds a B.A. in History and Literature from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Lynton is qualified to serve as a member of our board of directors and Chairperson due to his extensive leadership experience.
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
Joanna Coles. Ms. Coles has served on our board of directors since December 2015. Ms. Coles has served as Creative and Content Officer at the Daily Beast since April 2024. Previously, Ms. Coles served as chairperson and Chief Executive Officer of Northern Star Acquisition Corp. from July 2020 until its merger with Bark, Inc. in June 2021, Chief Content Officer of Hearst Magazines from September 2016 to August 2018, overseeing editorial for Hearst’s 300 titles globally, and as Editor-in-Chief of Cosmopolitan from September 2012 to September 2016. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles worked for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She currently serves on the board of directors of Sonos, Inc. Previously, Ms. Coles served as a director of Bark Inc., Northern Star Investment Corp. II, Northern Star Investment Corp. III, Northern Star Investment Corp. IV, and the Fallen Journalist Memorial Fund. Ms. Coles holds a B.A. in English and American literature from the University of East Anglia. We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience working with content providers and advertisers.
Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Business Officer at NBCUniversal Entertainment and Studios Group since September 2023. Ms. Jenkins served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) from January 2021 to September 2023, and served as Chief Financial Officer at Hello Sunshine from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October 2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and

Strategy. She currently serves as Chair of the board of GLAAD. Ms. Jenkins holds an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors and chair of our audit committee due to her experience working with digital and technology companies and her financial and accounting expertise from her prior experience as Chief Financial Officer of Hello Sunshine.
Jim Lanzone. Mr. Lanzone has served on our board of directors since September 2024. Mr. Lanzone has served as the Chief Executive Officer and member of the board of directors of Yahoo Inc. since September 2021. Prior to joining Yahoo Inc., Mr. Lanzone served as Chief Executive Officer of Tinder, a geosocial networking and online dating application, from July 2020 to September 2021, as Executive-in-Residence at venture capital firm Benchmark Capital from January 2020 to July 2020, as Chief Digital Officer of CBS Corporation from January 2016 to December 2019, and as President and Chief Executive Officer of CBS Interactive, a division of CBS Corporation, from March 2011 to December 2019. From January 2009 to March 2011, he was the founder and Chief Executive Officer of Clicker Media, Inc., an internet video search engine and navigation guide, which was acquired by CBS Corporation in 2011. Mr. Lanzone served on the board of directors of GoPro, Inc., a technology company, from 2018 to 2023, Edmunds.com Inc. from 2014 to 2020, Supernova Partners Acquisition Company, Inc. from October 2020 to September 2021, Supernova Partners Acquisition Company II, Ltd. from March 2021 to March 2022, Supernova Partners Acquisition Company III, Ltd. from March 2021 to March 2023, and Coliseum Acquisition Corp. from June 2021 to June 2023. Mr. Lanzone holds a J.D./M.B.A. from Emory University, and a B.A. from the University of California, Los Angeles. We believe that Mr. Lanzone is qualified to serve as a member of our board of directors due to his extensive leadership experience and working with digital and technology advertising companies.
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
Patrick Spence. Mr. Spence has served on our board of directors since September 2023. Mr. Spence previously served as Chief Executive Officer and member of the board of directors of Sonos, Inc. from January 2017 to January 2025. Prior to joining Sonos, Mr. Spence spent 14 years at Research In Motion Limited, a consumer electronics company and the developer of the BlackBerry device, in a variety of senior roles, including most recently as the Senior Vice President and Managing Director of Global Sales and Regional Marketing. Mr. Spence holds a B.A. in business administration from the Ivey Business School at the University of Western Ontario. We believe that Mr. Spence is qualified to serve as a member of our board of directors due to his extensive leadership experience.

Poppy Thorpe. Ms. Thorpe has served on our board of directors since August 2018. Ms. Thorpe is the CEO of a marketing and strategy consultancy. Previously, Ms. Thorpe served as Chief Marketing Officer at Sesame Inc. from March 2020 to May 2021, Head of Brand Marketing at Glossier Inc., a beauty brand, from April 2018 to February 2020, Head of Strategy at FNDR, a marketing and advertising agency, from August 2017 to April 2018, and Strategy Director at R/GA, a digital agency, from August 2014 to August 2017. Ms. Thorpe holds a B.A. in English and Film Studies from University of San Francisco. We believe that Ms. Thorpe is qualified to serve as a member of our board of directors due to her experience working with digital and technology companies and with advertisers.
Fidel Vargas. Mr. Vargas has served on our board of directors since July 2021. Mr. Vargas has served as Chief Executive Officer of HSF since January 2013. Prior to joining HSF, Mr. Vargas worked as a Partner at Centinela Capital Partners from June 2006 to December 2012, and from 1992 to 1997, Mr. Vargas served as Mayor for the City of Baldwin Park, California. Mr. Vargas has served on Presidential Commissions for Presidents Clinton, Bush, Obama, and Biden. Mr. Vargas holds an M.B.A. and an A.B. in Social Studies from Harvard University. We believe that Mr. Vargas is qualified to serve as a member of our board of directors due to his extensive leadership experience.
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
Composition of Our Board of Directors
Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of eleven members.
No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2025 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.
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
Our board of directors held five meetings during 2024. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2024, ten members of our board of directors attended our annual meeting of stockholders (at the time of the 2024 annual meeting of stockholders, our board of directors consisted of ten members).
Executive Sessions of Independent Directors
In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2024, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairperson of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.
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

Audit Committee
Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Lynton, Mr. Miller, and Ms. Thorpe. Our board of directors has determined that each of Ms. Coffey, Ms. Jenkins, Mr. Lynton, Mr. Miller, and Ms. Thorpe satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Jenkins, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. During 2024, the audit committee met seven times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.
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
Compensation Committee
Our compensation committee consists of Mr. Lynton, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2024, the compensation committee met five times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lynton, and Mr. Vargas, each of whom our board of directors has determined is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. The chair of our nominating and corporate governance committee is Ms. Coles. During 2024, the nominating and corporate governance committee met three times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.
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
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities.
A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Procedures by Which Stockholders May Nominate Directors
The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2025 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2024, such persons complied with all such filing requirements.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2024 were:
•Evan Spiegel, Co-Founder and Chief Executive Officer;
•Derek Andersen, Chief Financial Officer;
•Rebecca Morrow, Chief Accounting Officer;
•Michael O’Sullivan, General Counsel; and
•Eric Young, Senior Vice President of Engineering.
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
Compensation-Setting Process
Compensation Committee’s Role
The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of three members of our board of directors: Michael Lynton, Scott D. Miller, and Poppy Thorpe. No member of the compensation committee is, or was in 2024, an executive officer of Snap Inc., and each of them qualifies as an “independent director” under the NYSE rules.
Compensation Consultant’s Role
The compensation committee has the authority to engage the services of outside consultants. In 2024, the compensation committee retained Semler Brossy Consulting Group, or Semler Brossy, a national compensation consulting firm, as its independent compensation consultant. Semler Brossy reports directly to the compensation committee.
In January 2025, our compensation committee reviewed Semler Brossy’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that Semler Brossy is independent within the meaning of such rules and that its engagement did not present any conflict of interest.
Management’s Role
Management makes recommendations to the compensation committee regarding our compensation programs and policies, and implements the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer, respectively, each have base salaries of $1 per year and did not receive any equity awards in 2024.
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

Peer Group
We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. The compensation committee used the peer group listed below to determine pay levels for 2024. The peer group was based on a detailed review by FW Cook, the compensation committee’s previous consultants, conducted in 2023, considering appropriateness of the then-existing peer companies and potential additions based on similarity in market capitalization, revenue, and industry. Following the review, the compensation committee approved removing Intuit and ServiceNow from the peer group due to a scale misalignment and replacing them with DoorDash and Roblox as they are relevant from a size and scope perspective. X (formerly Twitter) was removed as it was no longer a comparable public company. The peer group that the compensation committee considered to determine pay levels for 2024 consisted of the following companies:

Activision Blizzard	Match Group	Twilio
Autodesk	Pinterest	Uber
Block (formerly Square)	Roblox	Workday
DocuSign	Roku	Zillow Group
DoorDash	Shopify	Zoom Video
Etsy	Spotify
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

Base Salary
We review the base salaries of our executive officers annually and may adjust them from time to time, if needed, to reflect changes in market conditions or other factors. The table below sets forth information regarding the year-end base salary amounts for 2024 for our named executive officers.
Ms. Morrow is the only named executive officer that participates in the Company’s annual merit program for the adjustment of base salaries. Effective April 1, 2024, Ms. Morrow’s base salary increased from $500,000 to $515,000. All other base salaries for our named executive officers remained unchanged from 2023 to 2024.

Name	2024 Base Salary
Evan Spiegel	$1
Derek Andersen	1,000,000
Rebecca Morrow	515,000
Michael O’Sullivan	1,000,000
Eric Young	1,000,000
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
Annual Incentive Compensation
In February 2024, our board of directors approved the 2024 Bonus Program, which provided our named executive officers, with the exception of Ms. Morrow, and other eligible employees the opportunity to earn bonuses only on the achievement of outperformance against certain company-wide objectives and key results, or Corporate OKRs, from

January 1, 2024 through December 31, 2024. A participant must remain an employee through the payment date under the 2024 Bonus Program to earn a bonus.
The Corporate OKRs are recommended by the Chief Executive Officer, and reviewed and approved by the compensation committee. The Corporate OKRs were based on growing our community and engagement, growing revenue and earnings, and leading in augmented reality.
Each eligible participant in the 2024 Bonus Program may receive a bonus in an amount up to 50% of such participant’s annual base salary as of December 31, 2024. The compensation committee also has the right, in its sole discretion, to adjust the bonus target of any participant upward in the event of over-achievement of the Corporate OKRs.
In January 2025, the compensation committee reviewed 2024 performance against its Corporate OKRs. It was determined that the Company did not outperform against the Corporate OKRs, and no payment would be made under this program.
In 2024, Ms. Morrow was eligible to earn equity awards, in the form of RSUs, under our discretionary equity program. Under this program, equity awards are granted at the Company’s discretion following a review of one’s performance in a given quarter. These equity awards generally vest in equal quarterly installments within a 12-month period. In 2024, Ms. Morrow was granted equity awards with a grant date fair value of $223,304 under this program.
Other Benefits
Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2024, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. On occasion, we may provide new executives with sign-on compensation in the form of cash or equity as an inducement to join Snap. In 2023, Mr. Young received a cash sign-on bonus of $500,000 paid in four quarterly installments from June 2023. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us and the ability to use certain of our office spaces and other facilities for personal matters, subject to availability. Mr. O’Sullivan participated in such on-call medical services in 2024, and we paid applicable tax gross ups related to such services. We generally do not provide our executive officers with additional retirement benefits, pensions, perquisites, or other personal benefits, except as further described herein, including in the section titled “—Summary Compensation Table.” In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive in the performance of his or her duties, to make our executive team more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits for executives will be subject to review and approval by the compensation committee.
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
Change of Control Benefits
Our named executive officers are not entitled to any change of control benefits or post-employment payments with the limited exception of equity acceleration on a termination due to death. For more detail, please see the section titled “—Potential Payments Upon Termination, Change in Control, or Death.”

Tax and Accounting Considerations
Deductibility of Executive Compensation
Compensation paid to each of our “covered employees” under Section 162(m) of the Internal Revenue Code that exceeds $1 million per taxable year is generally non-deductible. Although our compensation committee will continue to consider tax implications as one factor in determining executive compensation, it also considers other factors in making its decisions and retains the flexibility to provide compensation to our executive officers in a manner that can best promote our corporate objectives. Therefore, we may approve compensation that is not deductible.
No Tax Reimbursement of Parachute Payments and Deferred Compensation
We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2024, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.
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
Compensation Policies and Practices as they Relate to Risk Management
Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2024, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risk that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at a certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking. In addition, in November 2023, we adopted the Snap Inc. Incentive Compensation Recoupment Policy to comply with listing standards adopted by the NYSE that implemented the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This clawback policy applies to incentive compensation that is received by a covered individual (including our named executive officers) on or after October 2, 2023.
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
Snap Inc. compensation committee,
Michael Lynton (Chairperson)
Scott D. Miller
Poppy Thorpe
Summary Compensation Table
The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Evan Spiegel	2024	$1	$—		$—	$—	$3,298,780	(2)	$3,298,781
Co-Founder and Chief	2023	1	—		—	—	3,339,730		3,339,731
Executive Officer	2022	1	—		—	—	2,747,394		2,747,395
Derek Andersen	2024	1,000,000	—		6,754,873	—	16,540	(3)	7,771,413
Chief Financial Officer	2023	855,769	—		16,532,384	—	15,941		17,404,094
	2022	500,000	—		7,747,984	100,000	14,964		8,362,948
Rebecca Morrow	2024	510,673	—		3,349,335	—	14,340	(4)	3,874,348
Chief Accounting Officer	2023	480,269	215,800		679,890	—	13,721		1,389,680
	2022	427,131	259,375		921,192	—	12,682		1,620,380
Michael O’Sullivan	2024	1,000,000	—		9,999,871	—	24,947	(5)	11,024,818
General Counsel	2023	855,769	—		8,491,369	—	24,347		9,371,485
	2022	500,000	—		4,018,740	100,000	22,173		4,640,913
Eric Young (6)	2024	1,000,000	125,000	(7)	5,196,068	—	14,340	(8)	6,335,408
Senior Vice President	2023	538,462	375,000	(7)	47,812,564	—	291		48,726,317
of Engineering
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
(2)Amount reported includes (a) $2,793,215 for security for Mr. Spiegel, (b) $5,717 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, and (c) $499,848 in incremental costs for personal flights not reimbursed by Mr. Spiegel.

(3)Amount reported includes (a) $13,800 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, and (c) contributions by the Company to Mr. Andersen’s health savings account. Amounts not quantified above total less than $10,000 in aggregate.
(4)Amount reported includes (a) $13,800 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Ms. Morrow. Amounts not quantified above total less than $10,000 in aggregate.
(5)Amount reported includes (a) $13,800 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, and (d) $5,607 in tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
(6)Mr. Young joined the company in June 2023.
(7)Represents amounts paid as part of Mr. Young’s sign-on bonus of $500,000. The sign-on bonus was payable in four quarterly installments from June 2023.
(8)Amount reported includes (a) $13,800 in 401(k) plan matching contributions by us, and (b) life insurance premiums paid by us on behalf of Mr. Young. Amounts not quantified above total less than $10,000.
Grants of Plan-Based Awards in Fiscal 2024
The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2024 under our 2017 Plan. No named executive officer was granted options in 2024.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
Evan Spiegel	—	—	$—
Derek Andersen	2/5/2024	403,276	6,754,873
Rebecca Morrow	1/22/2024	182,783	3,036,026
	2/5/2024	15,511	259,809
	9/9/2024	6,272	53,500
Michael O’Sullivan	2/5/2024	341,234	5,715,670
	5/8/2024	255,926	4,284,201
Eric Young	2/5/2024	310,213	5,196,068
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

Outstanding Equity Awards as of December 31, 2024
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024. All awards are for Class A common stock and were granted under our 2017 Plan.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Evan Spiegel	—	—		$—
Derek Andersen	2/2/2022	114,942	(3)	1,237,925
	5/11/2022	36,254	(3)	390,456
	1/30/2023	820,956	(4)	8,841,696
	2/5/2024	403,276	(5)	4,343,283
Rebecca Morrow	5/11/2022	27,491	(3)	296,078
	4/26/2023	22,928	(6)	246,935
	5/10/2023	13,359	(7)	143,876
	9/11/2023	23,402	(6)	252,040
	1/22/2024	99,911	(8)	1,076,042
	2/5/2024	15,511	(6)	167,053
	9/9/2024	4,704	(9)	50,662
Michael O’Sullivan	2/2/2022	83,594	(3)	900,307
	5/11/2022	26,367	(3)	283,973
	1/30/2023	437,843	(10)	4,715,569
	2/5/2024	341,234	(5)	3,675,090
	5/8/2024	186,128	(11)	2,004,599
Eric Young	7/25/2023	2,340,102	(12)	25,202,899
	2/5/2024	310,213	(13)	3,340,994
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
(2)The market value is based on the closing price of our Class A common stock on December 31, 2024, which was $10.77.
(3)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following December 15, 2024.
(4)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 109,461 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2024 (218,922 shares underlying the original grant on January 30, 2023 already vested as of December 31, 2024); and 711,495 of these RSUs in equal quarterly installments during the 12-month period following December 15, 2025.
(5)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2026.
(6)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2025.
(7)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 18-month period following November 15, 2024 (13,359 shares underlying the original grant on May 10, 2023 already vested as of December 31, 2024).
(8)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 72,649 of these RSUs in equal quarterly installments during the 12-month period following November 15, 2024; and 27,262 of these RSUs in equal quarterly installments during the 12-month period following November 15, 2025.

(9)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 9-month period following November 15, 2024 (1,568 shares underlying the original grant on September 9, 2024 already vested as of December 31, 2024).
(10)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following December 15, 2025.
(11)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 24-month period following November 15, 2024 (69,798 shares underlying the original grant on May 8, 2024 already vested as of December 31, 2024).
(12)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 30-month period following November 15, 2024 (1,404,060 shares underlying the original grant on July 25, 2023 already vested as of December 31, 2024).
(13)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 6-month period following May 15, 2027.
Option Exercises and Stock Vested
The following table presents information regarding the vesting or lapse of the forfeiture condition during 2024 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Evan Spiegel	—	$—
Derek Andersen	711,526	8,468,943
Rebecca Morrow	120,837	1,441,762
Michael O’Sullivan	507,594	6,051,002
Eric Young	1,011,009	12,058,809
(1)The value realized is based on the closing price of our Class A common stock on the vesting date.
Pension Benefits
Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2024.
Non-qualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2024.
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

Evan Spiegel and Robert Murphy
In July 2022, we entered into employment agreements with Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, with respect to their continuing employment with us. The annual base salary for each of Messrs. Spiegel and Murphy as of December 31, 2024 was $1. The employment agreements are each effective as of January 1, 2022, and have an initial term of five years, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements.
In July 2022, our board of directors determined that it was advisable and in our best interest to approve a stock split to be effected in the form of a special dividend of one share of Class A common stock on each outstanding share of our common stock at a future date (the “Future Stock Split”). In connection with this transaction, we entered into certain agreements (the “Co-Founder Agreements”) with Evan Spiegel and Robert Murphy, our co-founders, and certain of their respective affiliates requiring them, among other things, to convert shares of Class B common stock and Class C common stock into Class A common stock under certain circumstances. In May 2024, the conditions for the declaration of such dividends were modified and the agreements with our co-founders were amended to reflect such modifications. As modified, the special dividend will not be declared and paid until the first business day following the date on which (i) the average of the volume weighted average price (the “VWAP”) per share of Class A common stock equals or exceeds $40 per share for 90 consecutive trading days (the “90-Day VWAP”) and (ii) the ratio of the 90-Day VWAP to $8.70 equals or exceeds the ratio of the average closing price of the S&P 500 Total Return index for the same 90 trading days for which the 90-Day VWAP was calculated to 8,862.85. If this does not occur by July 21, 2032, the Future Stock Split will not be declared and paid, and the Co-Founder Agreements will terminate.
Derek Andersen
In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2024 was $1,000,000.
Rebecca Morrow
In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2024 was $515,000.
Michael O’Sullivan
In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary as of December 31, 2024 was $1,000,000.
Eric Young
In June 2023, we entered into an offer letter agreement with Eric Young, our Senior Vice President of Engineering, with respect to his employment with us. Mr. Young’s annual base salary as of December 31, 2024 was $1,000,000. Mr. Young’s offer letter agreement included a $500,000 sign-on bonus paid in four quarterly installments from June 2023, which has been fully paid.
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

The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2024.

Name	Accelerated Vesting of Stock Awards (1)
Evan Spiegel	$—
Derek Andersen	14,813,360
Rebecca Morrow	2,232,686
Michael O’Sullivan	11,579,538
Eric Young	28,543,893
(1)The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $10.77 on December 31, 2024, of the unvested equity awards that would be accelerated.
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
Authorized Shares. The maximum number of shares of our Class A common stock available for future issuance under our 2017 Plan as of December 31, 2024 is 152,488,503. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is three times the share reserve under the 2017 Plan.
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
Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2024, no shares of our Class A common stock have been purchased under the ESPP.
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
•any breach of the director’s or officer’s duty of loyalty to the corporation or its stockholders;
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
Director Compensation Table
The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2024. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”
In 2024, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director serving as of July 23, 2024 RSUs for 15,891 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied on July 24, 2025. Mr. Lanzone, who joined the board in September 2024, was granted RSUs for 22,315 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied on July 24, 2025. If a director’s service ceases before such director’s applicable service-based vesting date, vesting of the RSUs will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs will be deemed satisfied for 100% of the RSUs that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.
Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Robert Murphy (2)	$1,035,164	$—	$1,035,164
Michael Lynton	170,000	227,718	397,718
Kelly Coffey	75,000	227,718	302,718
Joanna Coles	85,000	227,718	312,718
Liz Jenkins	100,000	227,718	327,718
Scott D. Miller (3)	97,582	227,718	325,300
Patrick Spence	75,000	227,718	302,718
Poppy Thorpe (4)	135,000	227,718	362,718
Fidel Vargas (4)	135,000	227,718	362,718
Jim Lanzone (5)	22,622	235,870	258,492
(1)Amounts reported represent the aggregate grant date fair value of RSUs granted during 2024 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 of the notes to our consolidated financial statements.
(2)Mr. Murphy does not receive any compensation for service as a director. Amounts reported represents (a) $1 for his annual base salary as an employee, (b) $751,419 for security for Mr. Murphy, (c) $5 for life insurance premiums paid by us on behalf of Mr. Murphy, (d) $35,883 of imputed income relating to incremental costs of family or guests accompanying Mr. Murphy on business flights that Mr. Murphy cannot reimburse under the Federal Aviation Regulations, and (e) $247,856 in incremental costs for personal flights not reimbursed by Mr. Murphy.
(3)Amount reported includes a $5,000 per month retainer for services on a special committee until its dissolution in May 2024, for which Mr. Miller received a prorated amount commensurate with his period of service.
(4)Amount reported includes a $5,000 per month retainer for services on a special committee.
(5)Mr. Lanzone joined the board of directors on September 12, 2024.
As of December 31, 2024, the aggregate number of shares underlying stock awards and option awards for each of our non-employee directors was:

Name	Unvested Stock Awards	Outstanding Option Awards (1)
Michael Lynton	15,891	65,553
Kelly Coffey	15,891	31,896
Joanna Coles	15,891	65,553
Liz Jenkins	15,891	21,896
Scott D. Miller	15,891	65,553
Patrick Spence	15,891	—
Poppy Thorpe	15,891	63,553
Fidel Vargas	15,891	18,908
Jim Lanzone	22,315	—
(1)Outstanding options awards are fully vested.

In 2024, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairperson. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.
Compensation Committee Interlocks and Insider Participation
In 2024, the compensation committee consisted of Michael Lynton, Scott D. Miller, and Poppy Thorpe. None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Policies and Practices Related to the Grant of Certain Equity Awards
In 2024 we did not grant stock options, stock appreciation rights, or similar instruments with option-like features and have no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Pay Ratio Disclosure
As disclosed in the Summary Compensation Table, for the year ended December 31, 2024, the annual total compensation of our Chief Executive Officer was $3,298,781. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $362,910. The ratio of these amounts is approximately 9.1 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.
To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages, bonuses, commissions, allowances, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2024 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2024.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table below sets forth information, as of December 31, 2024, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).
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
Applicable percentage ownership is based on 1,436,495,296 shares of Class A common stock, 22,523,290 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2024. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total Voting Power
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers:
Evan Spiegel (1)	39,063,540	2.7%	5,862,410	26.0%	123,683,019	53.4%	53.1%
Robert Murphy (2)	67,170,682	4.7	5,862,410	26.0	107,943,924	46.6	46.4
Derek Andersen	800,589	*	—	*	—	*	*
Rebecca Morrow (3)	244,902	*	—	*	—	*	*
Michael O’Sullivan (4)	521,764	*	—	*	—	*	*
Eric Young (5)	986,120	*	—	*	—	*	*
Michael Lynton (6)	587,456	*	—	*	—	*	*
Kelly Coffey (7)	73,661	*	—	*	—	*	*
Joanna Coles (8)	102,454	*	—	*	—	*	*
Liz Jenkins (9)	46,411	*	—	*	—	*	*
Scott D. Miller (10)	189,357	*	—	*	—	*	*
Patrick Spence (11)	22,718	*	—	*	—	*	*
Poppy Thorpe (12)	109,817	*	—	*	—	*	*
Fidel Vargas (13)	53,568	*	—	*	—	*	*
Jim Lanzone (14)	—	—	—	—	—	—	—
All directors and executive officers as a group (15 persons) (15)	109,973,039	7.7	11,724,820	52.1	231,626,943	100.0	99.5
5% Stockholders:
FMR LLC (16)	209,171,777	14.6	—	*	—	*	*
Entities affiliated with Tencent Holdings Limited (17)	232,655,030	16.2	10,344,970	45.9	—	*	*
The Vanguard Group (18)	95,317,701	6.6	—	*	—	*	*
*Represents beneficial ownership of less than 1%.
(1)Includes 3,177,844 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)Includes 10,307,526 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.

(3)Includes 21,956 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2024.
(4)Includes (a) 23,266 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2024, (b) 498,338 shares of Class A common stock held in trust for which Mr. O’Sullivan retains investment power, and (c) 160 shares of Class A common stock held by members of Mr. O’Sullivan’s immediate family for which Mr. O’Sullivan disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(5)Includes RSUs for 234,010 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2024.
(6)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, (b) 120,661 shares of Class A common stock held in trust for which Mr. Lynton is trustee, and (c) 300,133 shares held by members of Mr. Lynton’s immediate family for which Mr. Lynton disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(7)Includes 31,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024.
(8)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(9)Includes 21,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024.
(10)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(11)Includes 22,718 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(12)Includes (a) 63,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(13)Includes (a) 18,908 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(14)Mr. Lanzone joined the board of directors on September 12, 2024.
(15)Consists of (a) 109,244,573 shares of Class A common stock, 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our current directors and executive officers or for which they serve as trustees, (b) RSUs for 279,232 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2024, (c) 332,912 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2024, and (d) 116,322 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(16)Based on information reported by FMR LLC on Schedule 13G/A filed with the SEC on February 8, 2024. FMR LLC reported as a parent holding company that certain of its subsidiaries have sole dispositive power with respect to 209,171,777 shares of Class A common stock and sole voting power with respect to 201,486,770 shares of Class A common stock. FMR LLC reported that Fidelity Management & Research Company LLC beneficially owns 5% or greater of the outstanding shares of Class A common stock. FMR LLC listed its address as 245 Summer Street, Boston, Massachusetts 02210.
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
(18)Based on information reported by The Vanguard Group on Schedule 13G filed with the SEC on February 13, 2024. The Vanguard Group reported that it has sole voting power with respect to 0 shares of Class A common stock, sole dispositive power with respect to 94,246,527 shares of Class A common stock, and shared dispositive power with respect to 1,071,174 shares of Class A common stock. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Incentive Plans
The table set forth below provides information concerning the awards that may be issued under our 2017 Plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3) (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	135,035,500	$16.01	152,488,503
Equity compensation plans not approved by security holders	—	—	—
Total	135,035,500	$16.01	152,488,503
(1)Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2024.
(2)Includes 116,322 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(3)The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2024 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Co-Founder Agreements and Related Agreements
We are party to a series of agreements with Mr. Spiegel and Mr. Murphy, and certain of their respective affiliates, as applicable, which include: (i) employment agreements pursuant to which each individual will continue to serve in their respective roles at Snap for an initial five-year term ending on January 1, 2027, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements, (ii) the Future Stock Split, as described above in “Employment, Severance, and Change in Control Agreements”, and (iii) the Co-Founder Agreements, which include (a) the requirement under certain circumstances to convert an equal number of shares of Class B common stock or Class C common stock into Class A common stock in connection with sales by such individual of shares of Class A common stock received in the special dividend under the Future Stock Split, (b) conversion of such individual’s remaining shares of Class C common stock into Class B common stock at such time as such Class C common stock represents in the aggregate less than 60% of such individual’s Base Class C Common Stock (as such term is defined in our certification of incorporation), and (c) in the event of any sale or liquidation of Snap Inc. following the special dividend, shares of Class A common stock, Class B common stock, and Class C common stock are to be treated identically, equally, and ratably, on a per share basis, with respect to any consideration received.

Munger, Tolles & Olson LLP
We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger and has provided legal services to us. For the year ended December 31, 2024, total services provided by Munger were approximately $51.2 million.
Our general counsel, Michael O’Sullivan, is a former attorney at Munger.
Gibson, Dunn & Crutcher LLP
We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2024, total services provided by Gibson were approximately $11.6 million.
Entities Affiliated with FMR LLC
In the ordinary course of business, FMR LLC and its affiliates, who hold 5% or more of our Class A common stock as of December 31, 2024, purchased approximately $2.8 million of our advertising products for the year ended December 31, 2024. In addition, we use affiliates of FMR LLC for certain services related to our 401(k) plan. For the year ended December 31, 2024 total services provided by affiliates of FMR LLC were approximately $0.5 million.
Entities Affiliated with Tencent
In the ordinary course of business, Tencent Holdings Limited and its affiliates (other than affiliates in which we do not believe Tencent Holdings Limited holds or held a material interest), who hold 5% or more of our Class B common stock as of December 31, 2024, purchased approximately $27.7 million of our advertising products for the year ended December 31, 2024.
Aviation Matters
Airplane Leases
In June 2018, we entered into a lease of an aircraft from an entity controlled by Mr. Spiegel on terms that are advantageous to us, which was amended in December 2024. Under the terms of this amended lease, Mr. Spiegel’s entity leases an aircraft to us for $0. We cover all the operating, maintenance, and insurance costs, and property taxes associated with the aircraft. The lease has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. We or Mr. Spiegel’s entity may terminate the lease at any time on one year’s prior written notice. The audit and compensation committees of our board of directors approved this amended lease based on our overall security program for Mr. Spiegel and their assessment that such an arrangement is more efficient and flexible, and better ensures confidentiality, privacy, and safety.
Mr. Spiegel may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2024, the amount that Mr. Spiegel could not reimburse was $5,717.
In January 2024, we entered into an agreement with Mr. Spiegel to provide flight crew, maintenance personnel, and limited administrative support for flights using Mr. Spiegel’s aircraft pursuant to an overall security program. Mr. Spiegel pays the additional operating costs for his aircraft and its flights. The agreement has a one-year term, which is automatically extended for successive one-year periods unless terminated by either party. The audit and compensation committees of our board of directors approved this arrangement as part of an overall security program because it provides confidentiality, privacy, and safety, in addition to reducing our aviation operating costs.

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
Mr. Murphy may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Murphy in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Murphy and guests are flown by our pilots and crew members. Mr. Murphy reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Murphy has family or guests accompanying him on business flights, Mr. Murphy cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2024, the amount that Mr. Murphy could not reimburse was $35,883.
Hangar Leases
In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel and Mr. Murphy. Construction of this hangar was completed in 2022. Mr. Spiegel’s entity is solely responsible for the ground lease rental payments, certain airport fees, and taxes. In exchange for certain construction-related costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2024, Mr. Spiegel’s entity had a credit balance of approximately $2.1 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.
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
Policies and Procedures for Transactions with Related Persons
Our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our voting common stock, and any members of the immediate family of any of the foregoing persons, are subject to our related person transaction policy. Under the policy such persons are not permitted to enter into a transaction with us in which the amount involved exceeds $120,000 and where such person would have a direct or indirect interest, subject to certain exceptions, without the approval or ratification of our board of directors, our audit committee, or any other independent board committee, as appropriate. Any request for us to enter into a related party transaction must be presented for review, consideration, and approval by our board of directors or the appropriate committee. In approving or rejecting any such proposal, the relevant approver is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Finally, as part of the policy the board reviewed and pre-approved certain categories of related party transactions. There were no 2024 transactions where the applicable policy was not followed.

Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coffey, Ms. Coles, Ms. Jenkins, Mr. Lanzone, Mr. Lynton, Mr. Miller, Mr. Spence, Ms. Thorpe, and Mr. Vargas do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Audit Fees (1)	$8,764	$8,339
Audit-Related Fees	—	—
Tax Fees (2)	1,746	2,952
All Other Fees (3)	1,797	836
Total	$12,307	$12,127
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
All of the services of Ernst & Young LLP for 2024 and 2023 described above were in accordance with the audit committee pre-approval policy.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Financial Statements and Supplementary Data on page 77.
2.Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

3.5	Amendment No. 3 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	May 17, 2024

3.6	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 5, 2021

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5 to this Form 10-K)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to this Form 10-K)	8.K	001-38017	4.2	April 28, 2020

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
4.9	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 30, 2021

4.10	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to this Form 10-K)	8-K	001-38017	4.2	April 30, 2021

4.11	Indenture, dated February 11, 2022, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	February 11, 2022

4.12	Form of Global Note, representing Snap Inc.’s 0.125% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.11 to this Form 10-K)	8-K	001-38017	4.2	February 11, 2022

4.13	Indenture, dated May 13, 2024, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38017	4.1	May 13, 2024

4.14	Form of Global Note, representing Snap Inc.’s 0.50% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.13 to this Form 10-K)	8-K	001-38017	4.1	May 13, 2024

10.1+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.2+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	10-K	001-38017	10.8	February 4, 2022

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.1	April 26, 2024

10.4+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.5+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.6+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

10.7	Co-Founder’s Agreement among Snap Inc., Evan Spiegel, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.1	July 21, 2022

10.8	Amendment to Co-Founder Agreement among Snap Inc., Evan Spiegel, and the other Holders signatory thereto, made as of May 16, 2024	8-K	001-38017	10.1	May 17, 2024

10.9	Co-Founder’s Agreement among Snap Inc., Robert Murphy, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.2	July 21, 2022

10.10	Amendment to Co-Founder Agreement among Snap Inc., Robert Murphy, and the other Holders signatory thereto, made as of May 16, 2024	8-K	001-38017	10.2	May 17, 2024

10.11+	Employment Agreement by and between Snap Inc. and Evan Spiegel, dated July 21, 2022	8-K	001-38017	10.3	July 21, 2022

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.12+	Employment Agreement by and between Snap Inc. and Robert Murphy, dated July 21, 2022	8-K	001-38017	10.4	July 21, 2022

10.13+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.14+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.15+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.16+	Offer Letter, by and between Snap Inc. and Eric Young, dated April 14, 2023	8-K	001-3817	10.1	June 5, 2023

10.17+	Snap Inc. 2024 Bonus Program	10-K	001-38017	10.27	February 7, 2024

10.18	Revolving Credit Agreement by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated May 6, 2022	10-Q	001-38017	10.2	July 22, 2022

10.19	Snap Inc. Non-Employee Director Compensation Policy	10-Q	001-38017	10.3	July 25, 2023

10.20+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

10.21+	Snap Inc. 2025 Bonus Program

19.1	Snap Inc. Insider Trading Policy

21.1	List of Subsidiaries	10-K	001-38017	21.1	February 1, 2023

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Snap Inc. Incentive Compensation Recoupment Policy	10-K	001-38017	10.26	February 7, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: February 4, 2025	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2025	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 4, 2025
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 4, 2025
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 4, 2025
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 4, 2025
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	February 4, 2025
Kelly Coffey

/s/ Joanna Coles	Director	February 4, 2025
Joanna Coles

/s/ Elizabeth Jenkins	Director	February 4, 2025
Elizabeth Jenkins

/s/ Jim Lanzone	Director	February 4, 2025
Jim Lanzone

/s/ Michael Lynton	Director	February 4, 2025
Michael Lynton

/s/ Scott D. Miller	Director	February 4, 2025
Scott D. Miller

/s/ Patrick Spence	Director	February 4, 2025
Patrick Spence

/s/ Poppy Thorpe	Director	February 4, 2025
Poppy Thorpe

/s/ Fidel Vargas	Director	February 4, 2025
Fidel Vargas