Form 10-Q
period 2025-03-31
Snap Inc
filed 2025-04-30
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,417,027,866 shares outstanding as of April 25, 2025
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of April 25, 2025
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 25, 2025

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
If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely in the future to adjust our processes for calculating our internal metrics to improve their accuracy. For example, in the first quarter of 2025, we refined our processes and controls in recording user activity to allow us to more accurately count DAUs that would not otherwise be counted during such period due to delays in receiving user metric information resulting from carrier or other user connectivity issues during the measurement period. While these refinements improve both our accuracy and precision in counting DAUs, they resulted in less than a 1% increase in our DAUs in the first quarter of 2025 and would have resulted in similarly immaterial changes in our DAUs for all periods in 2024, and which increase was primarily concentrated in Rest of World due to the greater prevalence of network connectivity delays in this region. Any such adjustments would have a commensurate immaterial impact on our calculations of ARPU for such periods. As a result of such adjustments, our DAUs, ARPU, or other metrics may not be directly comparable to those in prior periods. Our measures of DAUs may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(139,587)	$(305,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,715	41,713
Stock-based compensation	247,338	263,752
Amortization of debt issuance costs and debt discount (premium)	7,642	1,742
Losses (gains) on debt and equity securities, net	15,800	8,968
Gain on extinguishment of debt	(66,939)	(8,850)
Other	(805)	(7,762)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	194,216	162,207
Prepaid expenses and other current assets	(22,828)	(13,629)
Operating lease right-of-use assets	14,123	13,575
Other assets	9,010	(5,142)
Accounts payable	34,260	(34,089)
Accrued expenses and other current liabilities	(162,568)	(18,381)
Operating lease liabilities	(16,993)	(13,930)
Other liabilities	1,226	3,268
Net cash provided by (used in) operating activities	151,610	88,352
Cash flows from investing activities
Purchases of property and equipment	(37,214)	(50,448)
Purchases of marketable securities	(235,799)	(465,672)
Sales of marketable securities	12,001	—
Maturities of marketable securities	263,766	384,928
Other	—	9
Net cash provided by (used in) investing activities	2,754	(131,183)
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	1,473,083	—
Proceeds from the exercise of stock options	—	69
Repurchases of Class A non-voting common stock	(257,100)	(235,114)
Deferred payments for acquisitions	(57,977)	—
Repurchases of convertible notes	(1,444,626)	(440,706)
Other	(1,899)	—
Net cash provided by (used in) financing activities	(288,519)	(675,751)
Change in cash, cash equivalents, and restricted cash	(134,155)	(718,582)
Cash, cash equivalents, and restricted cash, beginning of period	1,050,234	1,782,462
Cash, cash equivalents, and restricted cash, end of period	$916,079	$1,063,880
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,363,217	$1,194,773
Costs and expenses:
Cost of revenue	639,579	574,749
Research and development	424,165	449,759
Sales and marketing	257,957	276,034
General and administrative	235,362	227,463
Total costs and expenses	1,557,063	1,528,005
Operating loss	(193,846)	(333,232)
Interest income	37,018	39,898
Interest expense	(23,399)	(4,743)
Other income (expense), net	49,069	(81)
Loss before income taxes	(131,158)	(298,158)
Income tax benefit (expense)	(8,429)	(6,932)
Net loss	$(139,587)	$(305,090)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)
Weighted average shares used in computation of net loss per share:
Basic	1,696,353	1,647,387
Diluted	1,696,353	1,647,387
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(139,587)	$(305,090)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	3,447	(3,604)
Foreign currency translation	6,476	(2,777)
Total other comprehensive income (loss), net of tax	9,923	(6,381)
Total comprehensive loss	$(129,664)	$(311,471)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$911,227	$1,046,534
Marketable securities	2,295,663	2,329,745
Accounts receivable, net of allowance	1,157,615	1,348,472
Prepaid expenses and other current assets	212,532	182,006
Total current assets	4,577,037	4,906,757
Property and equipment, net	501,353	489,088
Operating lease right-of-use assets	528,270	530,441
Intangible assets, net	74,822	86,363
Goodwill	1,691,870	1,689,785
Other assets	215,848	233,914
Total assets	$7,589,200	$7,936,348
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$209,445	$173,197
Operating lease liabilities	22,501	24,885
Accrued expenses and other current liabilities	796,258	1,009,254
Short-term debt, net	36,233	36,212
Total current liabilities	1,064,437	1,243,548
Long-term debt, net	3,576,692	3,607,717
Operating lease liabilities, noncurrent	575,427	575,082
Other liabilities	61,309	59,240
Total liabilities	5,277,865	5,485,587
Commitments and contingencies (Note 7)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,478,508 shares issued, 1,432,528 shares outstanding at March 31, 2025, and 3,000,000 shares authorized, 1,483,718 shares issued, 1,436,495 shares outstanding at December 31, 2024.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2025 and December 31, 2024.	2	2
Treasury stock, at cost. 45,980 and 47,222 shares of Class A non-voting common stock at March 31, 2025 and December 31, 2024, respectively.	(448,509)	(460,620)
Additional paid-in capital	15,879,359	15,644,132
Accumulated deficit	(13,132,148)	(12,735,461)
Accumulated other comprehensive income (loss)	12,617	2,694
Total stockholders’ equity	2,311,335	2,450,761
Total liabilities and stockholders’ equity	$7,589,200	$7,936,348
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,436,495	$14	1,391,341	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	5	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	22,110	—	18,232	—
Repurchases of Class A non-voting common stock	(27,319)	—	(21,020)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	1,242	—	407	—
Balance, end of period	1,432,528	14	1,388,965	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,528	—
Balance, end of period	22,523	—	22,528	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	47,222	(460,620)	49,200	(479,903)
Repurchases of Class A non-voting common stock	27,319	(257,100)	21,020	(235,114)
Retirement of Class A non-voting common stock	(27,319)	257,100	(21,020)	235,114
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(1,242)	12,111	(407)	3,964
Balance, end of period	45,980	(448,509)	48,793	(475,939)
Additional paid-in capital
Balance, beginning of period	—	15,644,132	—	14,613,404
Stock-based compensation expense	—	247,338	—	263,752
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	—	68
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(12,111)	—	(3,963)
Balance, end of period	—	15,879,359	—	14,873,261
Accumulated deficit
Balance, beginning of period	—	(12,735,461)	—	(11,726,536)
Net loss	—	(139,587)	—	(305,090)
Retirement of Class A non-voting common stock	—	(257,100)	—	(235,114)
Balance, end of period	—	(13,132,148)	—	(12,266,740)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	2,694	—	7,131
Other comprehensive income (loss), net of tax	—	9,923	—	(6,381)
Balance, end of period	—	12,617	—	750
Total stockholders’ equity	1,732,658	$2,311,335	1,691,913	$2,131,348
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
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. Certain reclassifications have been made in the prior periods to conform to the current year’s presentation. None of these reclassifications had a material impact on our consolidated financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) in February 2025 (the “Annual Report”).
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
2. Revenue
We determine revenue recognition by first identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when we satisfy a performance obligation.
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
Advertising Revenue
We generate the majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Lenses, which allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences.
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
Other Revenue
Other revenue primarily consists of revenue from Snapchat+, our subscription product that provides subscribers access to exclusive, experimental, and pre-release features. Subscription revenue is initially deferred and then recognized ratably over the term of the subscription, which is generally one year or less. We report subscription revenue gross of transaction processing fees, which are recognized within cost of revenue on our consolidated statements of operations.
We also generate revenue from subscriptions and sales of hardware products. Sales of hardware products are reported net of allowances for returns. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by source:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Advertising revenue	$1,210,869	$1,107,854
Other revenue	152,348	86,919
Total revenue	$1,363,217	$1,194,773

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
North America (1) (2)	$804,934	$733,388
Europe (3)	223,257	200,092
Rest of World	335,026	261,293
Total revenue	$1,363,217	$1,194,773
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $778.9 million and $710.8 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $132.0 million and $112.8 million as of March 31, 2025 and December 31, 2024, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.
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
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if‑converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, 2028, and 2030 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended March 31,
	2025			2024

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(118,674)	$(1,853)	$(19,060)	$(258,022)	$(4,172)	$(42,896)
Net loss attributable to common stockholders	$(118,674)	$(1,853)	$(19,060)	$(258,022)	$(4,172)	$(42,896)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,442,203	22,523	231,627	1,393,232	22,528	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,442,203	22,523	231,627	1,393,232	22,528	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.08)	$(0.08)	$(0.19)	$(0.19)	$(0.19)
Diluted	$(0.08)	$(0.08)	$(0.08)	$(0.19)	$(0.19)	$(0.19)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of March 31,
	2025	2024

	(in thousands)
Stock options	665	1,580
Unvested RSUs and RSAs	135,269	145,364
Convertible Notes (if-converted)	60,825	69,368
4. Stockholders’ Equity
We maintain one active share-based employee compensation plan: the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the three months ended March 31, 2025:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested at December 31, 2024	134,253	$11.90
Granted	32,030	$10.77
Vested	(23,360)	$11.93
Forfeited	(7,654)	$11.20
Unvested at March 31, 2025	135,269	$11.66

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.3 billion as of March 31, 2025 and is expected to be recognized over a weighted-average period of 2.0 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity for the three months ended March 31, 2025:

	Number of Class A Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share data)
Outstanding at December 31, 2024	680	$16.01	4.51	$253
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	(15)	$13.33	—	—
Outstanding at March 31, 2025	665	$16.07	3.97	$133
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, there was no unrecognized compensation cost related to stock options granted under the 2017 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$1,434	$1,815
Research and development	156,688	174,519
Sales and marketing	54,440	54,656
General and administrative	34,776	32,762
Total	$247,338	$263,752
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. For the three months ended March 31, 2025, we repurchased and retired 27.3 million shares of our Class A common stock for $257.1 million, including costs associated with the repurchases. As of March 31, 2025, the remaining availability under the stock repurchase authorization was $243.2 million.
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the second quarter of 2024. During the program, we repurchased and retired a total of 46.3 million shares of our Class A common stock for $500.5 million, including costs associated with the repurchases, representing the entire amount approved by our board of directors in October 2023.

5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2024	$1,689,785
Goodwill acquired	—
Foreign currency translation	2,085
Balance as of March 31, 2025	$1,691,870
Intangible assets consisted of the following:

	As of March 31, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	1.8	$745	$(629)	$116
Technology	2.1	303,734	(244,067)	59,667
Patents	8.9	31,672	(16,633)	15,039
Total intangible assets		$336,151	$(261,329)	$74,822

	As of December 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	2.0	$745	$(613)	$132
Technology	2.3	308,333	(238,189)	70,144
Patents	8.8	39,373	(23,286)	16,087
Other	—	6,000	(6,000)	—
Total intangible assets		$354,451	$(268,088)	$86,363
Amortization of intangible assets was $11.5 million and $18.6 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2025	$29,972
2026	20,299
2027	12,124
2028	4,343
2029	1,335
Thereafter	6,749
Total	$74,822

6. Debt
Senior Notes
2033 Notes
In February 2025, we entered into a purchase agreement with certain counterparties for the sale of $1.50 billion principal amount of senior notes due in 2033 (the “2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 2033 Notes were issued pursuant to an indenture dated February 14, 2025. The proceeds from the issuance of the 2033 Notes, net of $26.9 million in debt issuance costs, were $1.47 billion and primarily used for the 2025 Note Repurchases, as discussed below. In connection with the 2025 Note Repurchases, $6.5 million of the debt issuance costs were expensed in the first quarter of 2025, with the remainder to be amortized to interest expense using the effective interest rate method.
The 2033 Notes are unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on September 1, 2025 at a rate of 6.875% per year. The effective interest rate of the 2033 Notes is 5.81%. The 2033 Notes mature on March 1, 2033 unless repurchased or redeemed in accordance with their terms prior to such date.
We may redeem for cash all or any portion of the 2033 Notes, at our option, at any time prior to March 1, 2028 at a redemption price equal to 100% of the principal amount of the 2033 Notes to be redeemed plus any accrued and unpaid interest and a “make-whole” premium as provided in the indenture. Furthermore, until March 1, 2028, we may redeem up to 40% of the original aggregate principal amount of the 2033 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the 2033 Notes to be redeemed plus accrued and unpaid interest. In addition, we may redeem all or any portion of the 2033 Notes at any time on or after March 1, 2028 at the redemption prices set forth in the indenture, plus any accrued and unpaid interest.
The 2033 Notes includes customary terms and covenants, including certain events of default, after which the 2033 Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the indenture, we will be required to make an offer to repurchase some or all of the 2033 Notes at a price equal to 101% of the principal amount of the 2033 Notes to be repurchased plus accrued and unpaid interest.
Convertible Notes
2030 Notes
In May 2024, we entered into a purchase agreement for the sale of an aggregate of $750.0 million principal amount of convertible senior notes due in 2030 (the “2030 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2030 Notes were $671.5 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2030 Capped Call Transactions”) discussed below. The 2030 Notes are unsecured and unsubordinated obligations.
2028 Notes
In February 2022, we entered into a purchase agreement for the sale of an aggregate of $1.50 billion principal amount of convertible senior notes due in 2028 (the “2028 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2028 Notes were $1.31 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2028 Capped Call Transactions”) discussed below. The 2028 Notes are unsecured and unsubordinated obligations.
2027 Notes
In April 2021, we entered into a purchase agreement for the sale of an aggregate of $1.15 billion principal amount of convertible senior notes due in 2027 (the “2027 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2027 Notes were $1.05 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2027 Capped Call Transactions”) discussed below. The 2027 Notes are unsecured and unsubordinated obligations.

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
Additional terms related to the Convertible Notes are as follows:

	Maturity Date	Redemption Date [1]	Optional Conversion Date [2]	Initial Conversion Rate [3]	Stated Interest Rate [4]	Effective Interest Rate
2025 Notes	May 1, 2025	May 6, 2023	February 1, 2025	46.1233	0.25%	0.48%
2026 Notes	August 1, 2026	August 6, 2023	May 1, 2026	43.8481	0.75%	0.91%
2027 Notes	May 1, 2027	May 5, 2024	February 1, 2027	11.2042	—%	0.19%
2028 Notes	March 1, 2028	March 5, 2025	December 1, 2027	17.7494	0.125%	0.32%
2030 Notes	May 1, 2030	May 5, 2027	February 1, 2030	45.0846	0.50%	1.21%
(1)We may redeem for cash all or any portion of the Convertibles Notes, at our option, on or after the redemption dates based on certain circumstances as described in the respective indentures governing the Convertible Notes.
(2)Holders of the Convertible Notes may convert all or a portion of their notes at their option prior to the optional conversion date, in multiples of $1,000 principal amounts, under certain circumstances as described in the respective indentures governing the Convertible Notes. On or after the optional conversion date, the Convertible Notes are convertible at any time until the close of business on the business day immediately preceding the respective maturity date.
(3)The Convertible Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at the initial conversion rates of Class A common stock per $1,000 principal amount of the respective Convertible Note. The initial conversion rates specified above represent an initial conversion price of $21.68, $22.81, $89.25, $56.34, and $22.18 per share of our Class A common stock for the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively. The initial conversion rates are subject to customary adjustments for certain events as described in the respective indentures governing the Convertible Notes. Additionally, holders of the Convertible Notes who convert their notes in connection with a make-whole fundamental change or a redemption are entitled to an increase in the conversion rates, as described in the indentures governing the Convertible Notes. In the event of a fundamental change, holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, if any.
(4)Interest is payable in cash semi-annually in arrears, except for the 2027 Notes, which do not bear regular interest.
As of March 31, 2025, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of March 31, 2025 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the second quarter of 2025, other than the 2025 Notes, which are eligible for optional conversion as of February 1, 2025. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
Refer to Note 7 in our consolidated financial statements in the Annual Report for additional details.

2025 Note Repurchases
In February 2025, we entered into various privately negotiated repurchase transactions (the “2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $45.3 million in aggregate principal amount of the 2026 Notes, $797.4 million in aggregate principal amount of the 2027 Notes, and $800.0 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $1.4 billion, which was $190.1 million below the carrying value of the repurchased notes. The 2025 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $66.9 million gain on extinguishment in the first quarter of 2025. The portion accounted for as a debt modification resulted in a $128.3 million increase to the carrying value of the 2033 Notes, offset by $5.1 million of debt issuance costs carried over from the repurchased notes.
2024 Note Repurchases
In February 2024, we entered into various privately negotiated repurchase transactions (the “February 2024 Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we repurchased $100.0 million in aggregate principal of the 2025 Notes and $351.2 million in aggregate principal of the 2026 Notes for a cash repurchase price of $440.7 million. The February 2024 Note Repurchases resulted in an $8.8 million gain on extinguishment in the first quarter of 2024.
In May 2024, we entered into various privately negotiated repurchase transactions (collectively with the February 2024 Note Repurchases, the “2024 Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we repurchased $147.9 million in aggregate principal of the 2025 Notes and $237.5 million in aggregate principal of the 2026 Notes. The total cash repurchase price was $418.3 million, which was $34.1 million above the carrying value of the notes repurchased. The May 2024 repurchase transactions were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $15.5 million loss on extinguishment in the second quarter of 2024. The portion accounted for as a debt modification resulted in a $20.9 million decrease to the carrying value of the 2030 Notes, which included debt issuance costs carried over from the 2025 Notes and 2026 Notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.
The 2033 Notes and the Convertibles Notes (collectively, the “Notes”) consisted of the following:

	As of March 31, 2025				As of December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2025 Notes	$36,240	$(7)	$—	$36,233	$36,240	$(28)	$—	$36,212
2026 Notes	204,461	(431)	—	204,030	249,754	(624)	—	249,130
2027 Notes	352,589	(1,365)	—	351,224	1,150,000	(4,984)	—	1,145,016
2028 Notes	700,000	(3,864)	—	696,136	1,500,000	(8,982)	—	1,491,018
2030 Notes	750,000	(7,237)	(18,963)	723,800	750,000	(7,582)	(19,865)	722,553
Senior Notes:
2033 Notes	1,500,000	(25,211)	126,713	1,601,502	—	—	—	—
Total debt	$3,543,290	$(38,115)	$107,750	$3,612,925	$3,685,994	$(22,200)	$(19,865)	$3,643,929
Each of the notes in the table above rank equally with each other. As of March 31, 2025, the debt issuance costs and discount or premium on the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2033 Notes will be amortized over the remaining period of 0.1 years, 1.3 years, 2.1 years, 2.9 years, 5.1 years, and 7.9 years, respectively.

The following table summarizes interest expense related to our Notes:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Contractual interest expense	$14,620	$1,837
Amortization of debt issuance costs	8,148	1,622
Amortization of debt discount (premium)	(669)	—
Total interest expense	$22,099	$3,459
Cash paid for interest was $2.4 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the remaining Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.85% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility.
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of March 31, 2025, we had $80.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

7. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.6 billion in commitments as of March 31, 2025, primarily due within three years. For additional discussion on leases, see Note 8 to our consolidated financial statements.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2025. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2025.
8. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2025 and 2042. Total operating lease costs were $25.8 million and $25.4 million for the three months ended March 31, 2025 and 2024, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of March 31,
	2025	2024
Weighted-average remaining lease term	9.1	9.8
Weighted-average discount rate	6.1%	6.1%

The maturities of our operating lease liabilities as of March 31, 2025 were as follows:

Operating Leases
(in thousands)
Remainder of 2025	$34,200
2026	95,421
2027	90,086
2028	84,804
2029	85,608
Thereafter	424,728
Total lease payments	814,847
Less: Imputed interest	(216,919)
Present value of lease liabilities	$597,928
Cash payments included in the measurement of our operating lease liabilities were $26.8 million and $28.2 million for the three months ended March 31, 2025 and 2024, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $11.1 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively.
9. Strategic Investments
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
The following table summarizes our strategic investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024

	(in thousands)
Initial cost	$105,112	$106,052
Cumulative upward adjustments	146,201	146,201
Cumulative downward adjustments, including impairments	(74,558)	(63,910)
Carrying value	$176,755	$188,343
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$—
Unrealized gains on strategic investments still held at the reporting date	—	182
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(11,588)	(6,449)
Gains (losses) on strategic investments, net	$(11,588)	$(6,267)
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of March 31, 2025 and December 31, 2024:

		As of March 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$456,670	$—	$—	$456,670
Cash equivalents:
Money market funds	Level 1	454,557	—	—	454,557
Total cash and cash equivalents		911,227	—	—	911,227
Marketable debt securities:
U.S. government securities	Level 1	2,191,534	6,486	(1,233)	2,196,787
Corporate debt securities	Level 2	90,591	81	(3)	90,669
Total marketable debt securities		2,282,125	6,567	(1,236)	2,287,456
Total		$3,193,352	$6,567	$(1,236)	$3,198,683

		As of December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$348,251	$—	$—	$348,251
Cash equivalents:
Money market funds	Level 1	694,323	—	(30)	694,293
U.S. government securities	Level 1	3,991	—	(1)	3,990
Total cash and cash equivalents		1,046,565	—	(31)	1,046,534
Marketable debt securities:
U.S. government securities	Level 1	2,186,192	4,984	(3,292)	2,187,884
Corporate debt securities	Level 2	129,217	229	(5)	129,441
Total marketable debt securities		2,315,409	5,213	(3,297)	2,317,325
Total		$3,361,974	$5,213	$(3,328)	$3,363,859
Gross unrealized losses on marketable debt securities were not material for the three months ended March 31, 2025 and 2024. As of March 31, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of March 31, 2025, $1.1 billion of our total $2.3 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We hold investments in publicly traded companies with an aggregate carrying value of $8.2 million and $12.4 million as of March 31, 2025 and December 31, 2024, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(4,213)	(2,721)
Gains (losses) on publicly traded equity securities, net	$(4,213)	$(2,721)
We carry our Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets and present the fair value for disclosure purposes only. As of March 31, 2025, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, and the 2033 Notes was $36.0 million, $198.3 million, $314.3 million, $594.5 million, $624.8 million, and $1,499.3 million, respectively. As of December 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $35.5 million, $242.7 million, $998.5 million, $1,226.6 million, and $635.6 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Notes in an over-the-counter market on the last business day of the period.
Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows.

	As of March 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$911,227	$1,060,393
Restricted cash, included in other assets	4,852	3,487
Total cash, cash equivalents, and restricted cash	$916,079	$1,063,880
11. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $8.4 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively.

12. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance at December 31, 2024	$1,730	$964	$2,694
Other comprehensive income (loss) before reclassifications	3,418	6,476	9,894
Amounts reclassified from AOCI (1)	29	—	29
Net current period other comprehensive income (loss)	3,447	6,476	9,923
Balance at March 31, 2025	$5,177	$7,440	$12,617
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
13. Restructuring
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

	Three Months Ended March 31, 2024
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
14. Segments and Geographic Information
Our CEO is our chief operating decision maker (“CODM”). Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Snap Inc.
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
Our CODM also utilizes expense information in order to assess our financial performance. Infrastructure costs primarily consist of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth. Content and developer partner costs primarily consist of fees paid to our content creators and publisher partners who share content on our platform through revenue sharing arrangements. Advertising partner and other costs primarily consist of payments to third-party partners for fulfillment services, transaction processing fees, and other expenses directly related to providing our services. Operating expenses include all remaining costs necessary to operate our business, which primarily include personnel expenses, facilities and related costs, promotional and marketing expenses, external professional services, and other administrative expenses. Operating expenses include charges recognized as research and development, selling and marketing, and general and administrative expenses within our consolidated statements of operations, but exclude stock-based compensation and related payroll and other tax expenses, depreciation and amortization, and restructuring charges, which are independently reviewed by our CODM.
The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$1,363,217	$1,194,773

Less:
Infrastructure costs	376,568	337,506
Content and developer partner costs	160,904	148,245
Advertising partner and other costs	99,151	84,104
Operating expenses	618,169	579,259
Stock-based compensation and related payroll and other tax expense	264,556	270,685
Depreciation and amortization	37,715	38,098
Other segment items (1)	(54,259)	41,966
Net loss	$(139,587)	$(305,090)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax benefit (expense) as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $70.1 million for the three months ended March 31, 2024. No restructuring charges were incurred during the three months ended March 31, 2025.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of March 31, 2025	As of December 31, 2024

	(in thousands)
United States	$691,522	$682,173
United Kingdom	244,402	248,243
Rest of world (1)	93,699	89,113
Total long-lived assets, net	$1,029,623	$1,019,529
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
Overview of First Quarter 2025 Results
Our key user metrics and financial results for the three months ended March 31, 2025 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 9% year-over-year to 460 million.
•Average revenue per user, or ARPU, was $2.96, compared to $2.83 in the prior year.
Financial Results
•Revenue was $1,363.2 million, compared to $1,194.8 million in the prior year, an increase of 14% year-over-year.
•Total costs and expenses were $1,557.1 million, compared to $1,528.0 million in the prior year.
•Net loss was $139.6 million, compared to $305.1 million in the prior year.
•Adjusted EBITDA was $108.4 million, compared to $45.7 million in the prior year.
•Diluted net loss per share was $(0.08), compared to $(0.19) in the prior year.
•Cash provided by operating activities was $151.6 million, compared to $88.4 million in the prior year.
•Free Cash Flow was $114.4 million, compared to $37.9 million in the prior year.
•Cash, cash equivalents, and marketable securities were $3.2 billion as of March 31, 2025.
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
Macroeconomic factors such as labor shortages and disruptions, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, banking instability, tariffs and retaliatory countermeasures, war and other armed conflict, and other risks and uncertainties have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 460 million DAUs on average in the first quarter of 2025, an increase of 38 million, or 9%, from the first quarter of 2024.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
383
397
406
414
422
432
443
453
460
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

YoY growth:	15%	14%	12%	10%	10%	9%	9%	9%	9%	(2)
(1)Numbers may not foot due to rounding.
(2)In the first quarter of 2025, we refined our processes and controls to allow us to more accurately record user activity that would not otherwise be recorded during such period due to delays in receiving user metric information resulting from carrier or other user connectivity issues during the measurement period. For additional information concerning these refinements, see the “Note Regarding User Metrics and Other Data.” As a result of such refinements, our DAUs may not be directly comparable to those in prior periods, including in this table and the following tables below as they reflect a comparison to previously reported numbers. For example, had such refinements not been made in the first quarter of 2025, the year-over-year increase in such quarter for Rest of World would have been 15% instead of 16% given that the refinements primarily affected this region.

North America (3)	Europe (4)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
101
101
100
100
100
100
100
99
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

YoY growth:	3%	2%	1%	—%	(1)%	—%	—%	(1)%	(1)%	10%	9%	7%	4%	4%	3%	4%	4%	3%
(3)North America includes Mexico, the Caribbean, and Central America.
(4)Europe includes Russia and Turkey.

Rest of World

190
202
211
218
226
235
244
254
262
0
20
40
60
80
100
120
140
160
180
200
220
240
260
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

YoY growth:	27%	25%	21%	19%	19%	16%	16%	17%	16%
Monetization
We recorded revenue of $1,363.2 million for the three months ended March 31, 2025, compared to revenue of $1,194.8 million for the same period in 2024, an increase of 14% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.96 in the first quarter of 2025, compared to $2.83 in the first quarter of 2024. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
2.58
2.69
2.93
3.29
2.83
2.86
3.10
3.44
2.96
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
6.37
6.83
7.82
8.96
7.44
7.67
8.54
9.73
8.41
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
1.00
0.98
0.96
1.03
1.13
1.02
1.09
1.19
1.17
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25

Results of Operations
Components of Results of Operations
Revenue
We generate the majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the content partner. We also generate revenue from Snapchat+, our subscription product that provides subscribers access to exclusive, experimental, and pre-release features, and subscriptions and sales of hardware products. Sales of hardware products are reported net of allowances for returns.
Cost of Revenue
Cost of revenue includes payments for infrastructure, content and developer partner costs, and advertiser partner and other costs. Infrastructure costs primarily consist of payments to third-party infrastructure partners for hosting our products, which include expenses related to storage, computing, and bandwidth. Content and developer partner costs primarily consist of fees paid to our content creators and publisher partners who share content on our platform through revenue sharing arrangements. Under these arrangements, we pay a portion of the fees we receive from advertisers for Snap Ads that are displayed within partner content on Snapchat. Advertising partner and other costs primarily consist of payments to third-party partners for fulfillment services, transaction processing fees, and other expenses directly related to providing our services. Cost of revenue includes personnel-related costs, including salaries, benefits, and stock-based compensation expense for our employees engaged in the delivery of our services. Cost of revenue also includes facilities and other supporting overhead costs, including depreciation and amortization, and inventory costs.
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
Interest Expense
Interest expense primarily consists of interest expense associated with our Notes and commitment fees related to our revolving credit facility.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses on debt extinguishments, and gains and losses on strategic investments, marketable securities, and foreign currency transactions.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,363,217	$1,194,773
Costs and expenses (1) (2):
Cost of revenue	639,579	574,749
Research and development	424,165	449,759
Sales and marketing	257,957	276,034
General and administrative	235,362	227,463
Total costs and expenses	1,557,063	1,528,005
Operating loss	(193,846)	(333,232)
Interest income	37,018	39,898
Interest expense	(23,399)	(4,743)
Other income (expense), net	49,069	(81)
Loss before income taxes	(131,158)	(298,158)
Income tax benefit (expense)	(8,429)	(6,932)
Net loss	$(139,587)	$(305,090)
Adjusted EBITDA (3)	$108,425	$45,659
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,434	$1,815
Research and development	156,688	174,519
Sales and marketing	54,440	54,656
General and administrative	34,776	32,762
Total	$247,338	$263,752
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,420	$2,150
Research and development	22,987	27,598
Sales and marketing	4,823	4,577
General and administrative	8,485	7,388
Total	$37,715	$41,713
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	47	48
Research and development	31	38
Sales and marketing	19	23
General and administrative	17	19
Total costs and expenses	114	128
Operating loss	(14)	(28)
Interest income	2	3
Interest expense	(2)	—
Other income (expense), net	4	—
Loss before income taxes	(10)	(25)
Income tax benefit (expense)	—	(1)
Net loss	(10)%	(26)%
Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$1,363,217	$1,194,773
Revenue as a dollar change		$168,444
Revenue as a percentage change		14%
Revenue for the three months ended March 31, 2025 increased $168.4 million compared to the same period in 2024. The increase was driven by a $103.0 million increase in advertising revenue, which is due to an increase in global advertising impressions volume of approximately 17% compared to the prior year, partially offset by a decrease in the cost per advertising impression of approximately 7%. The increase in global advertising impressions volume was driven by expanded advertising delivery within Spotlight and Creator Stories and the decrease in the cost per advertising impression was due to inventory growth exceeding advertising demand growth. The increase was also driven by a $65.4 million increase in other revenue, which is due to higher subscription revenue due to growth in the number of subscribers.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Cost of Revenue	$639,579	$574,749
Cost of Revenue as a dollar change		$64,830
Cost of Revenue as a percentage change		11%
Cost of revenue for the three months ended March 31, 2025 increased $64.8 million compared to the same period in 2024. The increase was primarily driven by a $39.1 million increase in infrastructure costs, attributable to DAU growth of 9% compared to the prior year as well as investments in machine learning and AI.
Research and Development Expenses

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Research and Development Expenses	$424,165	$449,759
Research and Development Expenses as a dollar change		$(25,594)
Research and Development Expenses as a percentage change		(6)%
Research and development expenses for the three months ended March 31, 2025 decreased $25.6 million compared to the same period in 2024. The decrease was primarily driven by $39.0 million in restructuring charges recognized in the prior year. The decrease was partially offset by higher employee compensation due to an increase in research and development headcount compared to the prior year.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Sales and Marketing Expenses	$257,957	$276,034
Sales and Marketing Expenses as a dollar change		$(18,077)
Sales and Marketing Expenses as a percentage change		(7)%
Sales and marketing expenses for the three months ended March 31, 2025 decreased $18.1 million compared to the same period in 2024. The decrease was primarily driven by $19.5 million in restructuring charges recognized in the prior year as well as decreased marketing investments compared to the prior year. The decrease was partially offset by higher employee compensation due to an increase in sales and marketing headcount compared to the prior year.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
General and Administrative Expenses	$235,362	$227,463
General and Administrative Expenses as a dollar change		$7,899
General and Administrative Expenses as a percentage change		3%
General and administrative expenses for the three months ended March 31, 2025 increased $7.9 million compared to the same period in 2024. The increase was primarily driven by higher spend on external professional services, including legal-related expenses. The increase was partially offset by $8.7 million in restructuring charges recognized in the prior year.
Interest Income

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Interest Income	$37,018	$39,898
Interest Income as a dollar change		$(2,880)
Interest Income as a percentage change		(7)%
Interest income for the three months ended March 31, 2025 decreased $2.9 million compared to the same period in 2024. The decrease was primarily driven by lower interest rates.
Interest Expense

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Interest Expense	$(23,399)	$(4,743)
Interest Expense as a dollar change		$(18,656)
Interest Expense as a percentage change		393%
Interest expense for the three months ended March 31, 2025 increased $18.7 million compared to the same period in 2024. The increase was primarily driven by additional interest expense on our 2033 Notes which were issued in February 2025.
Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$49,069	$(81)
Other Income (Expense), Net as a dollar change		$49,150
Other Income (Expense), Net as a percentage change		NM
Other income, net for the three months ended March 31, 2025 was primarily driven by a $66.9 million gain on extinguishment associated with the 2025 Note Repurchases, which is discussed within Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report, partially offset by $11.6 million in net losses on strategic investments and $4.2 million in unrealized losses on publicly traded securities classified as marketable securities.
Other expense, net for the prior year was primarily a result of $6.3 million in net losses on strategic investments and $2.7 million in unrealized losses on publicly traded securities classified as marketable securities, partially offset by a $8.8 million gain on extinguishment associated with the February 2024 Note Repurchases, which is discussed within Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.
Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Income Tax Benefit (Expense)	$(8,429)	$(6,932)
Income Tax Benefit (Expense) as a dollar change		$(1,497)
Income Tax Benefit (Expense) as a percentage change		(22)%
Effective Tax Rate	(6.4)%	(2.3)%
Income tax expense for the three months ended March 31, 2025 was $8.4 million, compared to an income tax expense of $6.9 million for the same period in 2024. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Net Loss	$(139,587)	$(305,090)
Net Loss as a dollar change		$165,503
Net Loss as a percentage change		54%

Adjusted EBITDA	$108,425	$45,659
Adjusted EBITDA as a dollar change		$62,766
Adjusted EBITDA as a percentage change		137%
Net loss for the three months ended March 31, 2025 was $139.6 million, compared to $305.1 million for the same period in 2024. The decrease in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three months ended March 31, 2025 was $108.4 million, compared to $45.7 million for the same period in 2024. The increase was primarily attributable to increased revenue, lower research and development expenses, and lower sales and marketing expenses, partially offset by higher cost of revenue and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $3.2 billion as of March 31, 2025, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, money market funds, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of March 31, 2025, approximately 6.7% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance is sufficient to fund our working capital needs.
As of March 31, 2025, we had $1.05 billion of revolving credit facilities, of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates, as described in Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2025, we had $80.6 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Debt
As of March 31, 2025, we had outstanding debt in the form of senior unsecured notes and senior convertible notes for an aggregate principal amount of $3.5 billion, which mature from 2025 through 2033. Short-term and long-term future interest payments obligations as of March 31, 2025 were $113.6 million and $741.3 million, respectively.
Under certain circumstances, holders of the Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of March 31, 2025 the Convertible Notes will not be eligible for optional conversion during the second quarter of 2025, other than the 2025 Notes, which are eligible for optional conversion as of February 1, 2025.
For additional discussion on our debt, see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.6 billion in commitments, as of March 31, 2025, primarily due within three years. For additional discussion on our leases, see Note 8 to our consolidated financial statements.
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. For the three months ended March 31, 2025, we repurchased and retired 27.3 million shares of our Class A common stock for $257.1 million, including costs associated with the repurchases. As of March 31, 2025, the remaining availability under the stock repurchase authorization was $243.2 million.
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
Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$151,610	$88,352
Net cash provided by (used in) investing activities	2,754	(131,183)
Net cash provided by (used in) financing activities	(288,519)	(675,751)
Change in cash, cash equivalents, and restricted cash	$(134,155)	$(718,582)
Free Cash Flow (1)	$114,396	$37,904
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $151.6 million for the three months ended March 31, 2025, compared to $88.4 million for the same period in 2024, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $247.3 million, a gain on debt extinguishment of $66.9 million, and depreciation and amortization expense of $37.7 million. Net cash provided by operating activities for the three months ended March 31, 2025 was also driven by a $194.2 million decrease in accounts receivable due to higher collections and a reduction in billings in the period, partially offset by a $162.6 million decrease in accrued expenses and other current liabilities primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $131.2 million for the same period in 2024. Our investing activities for the three months ended March 31, 2025 primarily consisted of maturities of marketable securities of $263.8 million and sales of marketable securities of $12.0 million, partially offset by purchases of marketable securities of $235.8 million and purchases of property and equipment of $37.2 million. Our investing activities for the three months ended March 31, 2024 primarily consisted of purchases of marketable securities of $465.7 million and purchases of property and equipment of $50.4 million, partially offset by maturities of marketable securities of $384.9 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $288.5 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $675.8 million for the same period in 2024. Our financing activities for the three months ended March 31, 2025 primarily consisted of the 2025 Note Repurchases for $1.4 billion, repurchases of our Class A common stock for $257.1 million, and deferred payments for acquisitions of $58.0 million, partially offset by the issuance of the 2033 Notes for net proceeds of $1.5 billion. Our financing activities for the three months ended March 31,

2024 primarily consisted of the February 2024 Note Repurchases for $440.7 million and repurchases of our Class A common stock for $235.1 million.
Free Cash Flow
Free Cash Flow was $114.4 million for the three months ended March 31, 2025, compared to $37.9 million for the same period in 2024. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $37.2 million for the three months ended March 31, 2025, compared to $50.4 million for the same period in 2024. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”
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

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$151,610	$88,352
Less:
Purchases of property and equipment	(37,214)	(50,448)
Free Cash Flow	$114,396	$37,904
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(139,587)	$(305,090)
Add (deduct):
Interest income	(37,018)	(39,898)
Interest expense	23,399	4,743
Other (income) expense, net	(49,069)	81
Income tax (benefit) expense	8,429	6,932
Depreciation and amortization	37,715	38,098
Stock-based compensation expense	247,338	254,715
Payroll and other tax expense related to stock-based compensation	17,218	15,970
Restructuring charges (1)	—	70,108
Adjusted EBITDA	$108,425	$45,659
(1)Restructuring charges during 2024 primarily include $68.2 million of cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 13 in our consolidated financial statements.
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
The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, valuation of assets, loss contingencies, and income taxes.
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and equity price risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $0.9 billion and $1.0 billion as of March 31, 2025 and December 31, 2024, respectively. We had marketable securities totaling $2.3 billion and $2.3 billion as of March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities consist of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $19.4 million and $22.5 million decrease in the market value of our cash equivalents and marketable securities as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, we had aggregate principal amounts of debt outstanding of $3.5 billion and $3.7 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
For the periods presented, we believe the exposure to foreign currency fluctuation from revenue and operating expenses is immaterial as the related revenue or costs do not constitute a significant portion of their respective totals. As we grow operations, our exposure to foreign currency risk will likely become more significant.
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
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our total strategic investments had carrying values of $176.8 million and $188.3 million as of March 31, 2025 and December 31, 2024, respectively. Our investments in publicly traded equity securities had carrying values of $8.2 million and $12.4 million as of March 31, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Numerous school districts and other municipalities have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP, and we have received similar claims in Canada and Israel. The Nevada Attorney General, New Mexico Attorney General, and Florida Attorney General have also filed lawsuits against us in their respective state courts making similar allegations. We are also subject to government investigations and inquiries from multiple regulators concerning the use of our products and features, and the alleged mental and physical health and safety impacts on teen users in particular. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome, including substantial fines, could seriously harm our business.
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
On January 16, 2025, the U.S. Federal Trade Commission referred a complaint against us to the Department of Justice that pertains to our deployment of our My AI feature and the allegedly resulting risks of harm to young users. We believe we have meritorious defenses to any legal proceedings that may arise out of this complaint, and plan to continue to defend them vigorously, but any legal proceedings that may arise out of this complaint are inherently uncertain and an unfavorable outcome could seriously harm our business.
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
We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we have achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our Notes or other indebtedness when due, and further delay or hinder our ability to sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.
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
Our business and operations have been, and in the future could be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, and fluctuating interest rates have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.

2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. In addition, we have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced significant growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again.
Many of our competitors have significantly more resources and larger market shares than we do, which gives them advantages over us that can make it more difficult for us to succeed.
3.    Our Partners
We primarily rely on Google, Apple, and Amazon to provide their mobile operating systems and other services for our applications and other core services, including our platform. If these partners do not provide their services as we expect, terminate their services, or change the terms, or their interpretation of the terms, of our agreements, or change the functionality of their mobile operating systems in ways that are adverse to us, our service may be interrupted and our product experience could be degraded, which may harm our reputation, increase our costs, or make it harder for us to attain and sustain profitability. Many other parts of our business depend on partners, including content partners and advertising partners, so our success depends on our ability to attract and retain these partners.
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
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content regulation, artificial intelligence, or AI, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, or FTC, may lead to costly litigation or otherwise adversely impact our business.
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
We had 460 million daily active users, or DAUs, on average in the quarter ended March 31, 2025. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Substantially all of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2024, 2023, and 2022, advertising revenue accounted for approximately 91%, 96%, and 99% of our total revenue, respectively. Even though we have introduced other revenue streams, including subscription models, we expect advertising revenue to account for a substantial majority of our revenue in the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
Our advertising customers range from small businesses to well-known brands, including advertising resellers. Many of our customers spend a relatively small portion of their overall advertising budget with us, but some customers have devoted meaningful budgets that contribute more significantly to our total revenue. In addition, advertisers may view some of our advertising solutions as experimental and unproven, or prefer certain of our products over others. Advertisers, including our customers who have devoted meaningful advertising budgets to our product, will not continue to do business with us if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. As our business continues to develop, there may be new or existing customers, including from different geographic regions, that contribute more significantly to our total revenue, and a loss of such customers or a significant reduction in how much they spend with us could adversely impact our business. Any economic or political instability, whether as a result of the macroeconomic climate or the implementation of tariffs and retaliatory countermeasures by the United States or other governments, war or other armed conflict, terrorism, or otherwise, in a specific country or region, may negatively impact the global or local economy, advertising ecosystem, our customers and their budgets with us, or our ability to forecast our advertising revenue, and could seriously harm our business.
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws and regulations currently, and may in the future, apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate contextual, behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and present laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
Furthermore, in April 2021, Apple issued an iOS update that imposed heightened restrictions on our access and use of user data by allowing users to more easily opt-out of tracking of activity across devices. Additionally, Google has in the past implemented privacy controls on its Android devices and may in the future make changes to those privacy controls similar to Apple’s prior iOS update. The changes implemented by Apple have had, and similar changes, if implemented by Google or major web browsers, like Firefox, Safari, and Chrome, would have an adverse effect on our targeting, measurement, and optimization capabilities, and in turn our ability to target advertisements and measure the effectiveness of advertisements on our services. This has resulted in, and in the future is likely to continue to result in, reduced demand and pricing for our advertising products and could seriously harm our business. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. Any alternative solutions we implement are subject to rules and standards set by the owners of such mobile operating systems which may be unclear, change, or be interpreted in a manner adverse to us and require us to halt or change our solutions, any of which could seriously harm our business. In addition, if we are unable to mitigate or respond to these and future developments, and alternative solutions do not become widely adopted by our advertisers, then our targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn continue to negatively impact our advertising revenue. Our advertising revenue has in the past and could also be seriously harmed by many other factors, including:
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
•volatility in the equity and global trade markets, which may reduce our advertisers’ capacity or desire for aggressive advertising spending towards growth; and
•the political, economic, and macroeconomic climate and the status of the advertising industry in general, including impacts related to labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures implemented by the United States or other governments, inflation, fluctuating interest rates, and as a result of war, terrorism, or armed conflict.
Moreover, individuals are also increasingly aware of and resistant to the collection, use, and sharing of personal data, including in connection with advertising. Individuals are more aware of options and certain rights related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing us to combine certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, which has negatively impacted our ability to collect or use certain user data and our advertising partners’ ability to deliver relevant content, all of which have in the past and could again in the future negatively impact our business.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of March 31, 2025, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Macroeconomic uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, fluctuating interest rates, and recession risks, have in the past and may continue to adversely impact our business.
Global economic and business activities have in the past and may continue to face widespread macroeconomic uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, fluctuating interest rates, and recession risks, which may continue for an extended period, and some of which have adversely impacted, and may continue to adversely impact, many aspects of our business. For example, tariffs recently imposed by the United States, continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers, and ongoing changes in the United States and foreign government trade policies, including potential modifications to existing trade agreements, have created volatility in the global capital markets, have had and may continue to have a generally disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain.
As some of our advertisers experienced downturns or uncertainty in their own business operations and revenue, they halted or decreased or may halt, decrease, or continue to decrease, temporarily or permanently, their advertising spending or may focus their advertising spending more on other platforms, all of which may result in decreased advertising revenue. Labor shortages and disruptions, supply chain disruptions, tariffs and retaliatory countermeasures, banking instability, inflation, and fluctuating interest rates, have in the past and may continue to cause logistical challenges, increased input costs, inventory constraints, and liquidity uncertainty for our advertisers, which in turn may also halt or decrease advertising spending and may make it difficult to forecast our advertising revenue. Any decline in advertising revenue or the collectability of our receivables could seriously harm our business.
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
If our efforts to attract prospective subscribers to Snapchat+, retain existing subscribers, and effectively continue to monetize Snapchat+ and other non-advertising products and services are not successful, our revenue will be adversely affected.
Our ability to generate non-advertising revenue depends on retaining, expanding, and effectively monetizing our total user base, including by increasing the number of subscribers to Snapchat+ and finding ways to monetize our other products and services. We must convince prospective subscribers of the benefits of Snapchat+ and our existing subscribers of the continuing value of Snapchat+. Our ability to attract new subscribers, retain existing subscribers, and engage active subscribers depends in large part on our ability to continue to maintain, improve, and introduce new features available on Snapchat+. We may in the future adjust our subscription pricing and plans which may not be well-received by our community and could negatively impact our ability to attract and retain subscribers or generate revenue. If we fail to offer compelling product offerings with competitive pricing that users perceive to be of value, our ability to grow or sustain the reach of Snapchat+, attract and retain subscribers, and monetize our products and services may be adversely affected. In addition, our efforts to create other non-advertising revenue products and services may not be successful and may materially impact our business.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2025, we had an accumulated deficit of $13.1 billion and for the three months ended March 31, 2025, we had a net loss of $139.6 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, fluctuating interest rates, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Recently, there has also been increased scrutiny of companies’ human capital practices and initiatives. Negative perception of certain of these practices and initiatives, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts.
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
Under certain of these laws, we could face temporary or definitive bans on data processing and other corrective actions, substantial monetary fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized to represent their interests. The transfer of personal data continues to be under increased regulatory attention and scrutiny, and certain jurisdictions in which we operate have significantly limited the lawful basis on which personal data can be transferred to other jurisdictions, enacted data export and localization requirements, and increased the assessments required to do so. We have attempted to structure our operations, and the cross-border transfer mechanisms we rely on, in a manner designed to help us partially avoid some of these concerns. Some of these mechanisms are, or may in the future be, subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal data in the future. If there is no lawful manner for us to transfer personal data, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Regulators may seek to restrict our data processing activities if they believe we have violated cross-border data transfer limitations, which would seriously harm our business. Additionally, companies like us that transfer personal data between jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, and manage the risks of harm to users from illegal and harmful content, such as terrorism, child sexual exploitation and abuse, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring age verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental controls or rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, require us to use and incur the costs of certain age assurance and verified parental consent providers, decrease our advertising and subscription revenue, and increase legal risk and compliance costs for us and our third-party partners, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights include the right to access, correct, or delete certain personal data, appeal the denial of a right, and to opt-out of or limit certain data processing activities, such as targeted advertising, profiling, and artificial intelligence, including automated decision-making. The exercise of these rights impact our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class-action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.
Additionally, several jurisdictions in which we operate have enacted statutes banning or restricting the collection of biometric information. Certain of these laws provide for substantial penalties and statutory damages and have generated significant class-action activity. Although we maintain the position that our technologies do not collect any biometric information that is used to identify individuals, we have in the past, and may in the future, settle these disputes to avoid potentially costly litigation and have in certain instances made changes to our products in an abundance of caution.
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
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. While we believe we have meritorious defenses to any legal proceedings that may arise out of this complaint, we will continue to cooperate with regulatory authorities. Any enforcement action related to this matter, or any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various governmental and regulatory agencies. We are, have been, and could in the future be subject to regulatory inquiries relating to the use and operation of AI. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed, may also make it harder for us to use AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling and provenance of AI-generated content. If applicable, such obligations may, and in the case of the EU AI Act will, require us to change our products or business practices in order to comply. Individuals are also increasingly aware of and resistant to the use of their personal data in AI systems and for AI training, which could limit our ability to develop, deploy, train, and ensure the safety of our AI products and services, and if we fail to provide adequate transparency to users, we could lose the trust of our users, be subject to litigation or regulatory enforcement, or other harms to our business. Additionally, if our AI products fail to perform as intended, or produce outputs that are harmful, misleading, inaccurate, or biased, in addition to the risks above, our business may be harmed.
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

•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as labor shortages and disruptions, supply chain disruptions, banking instability, inflationary pressures, fluctuating interest rates, or geo-political conflicts;
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
•changes in the legislative or regulatory environment, including with respect to privacy, rights of publicity, content, data protection, intellectual property, communication, health and safety, competition, protection of minors, consumer protection, employment, money transmission, import and export restrictions, gift cards, electronic funds transfers, anti-money laundering, advertising, algorithms, encryption, and taxation, enforcement by government regulators, including fines, orders, sanctions, tariffs and retaliatory countermeasures, or consent decrees, or the issuance of executive orders or other similar executive actions that may adversely affect our revenues or restrict our business;
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
•the effect of war or other armed conflict on our workforce, operations, or the global economy; and
•changes in domestic and global business or macroeconomic conditions, including as a result of inflationary pressures, fluctuating interest rates, banking instability, geo-political conflicts, tariffs and retaliatory countermeasures, terrorism, or responses to these events.

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
•the content on Snapchat does not maintain or gain popularity; or
•we fail to attract prospective subscribers to Snapchat+, retain existing subscribers, or effectively continue to monetize Snapchat+ and other products and services.
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security or privacy vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security or privacy incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
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
We rely on a variety of Constitutional, statutory, and common-law frameworks that provide that we are not legally responsible for content created by our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, the First Amendment, and the fair-use doctrine. However, these provisions, statutes, and doctrines are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments to the CDA each year since 2019 including, among other things, proposals that would narrow the scope of CDA protection, expand government enforcement power relating to content moderation concerns, or repeal the pertinent section of the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections and implicate U.S. constitutional protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws are upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch are enacted, such changes may decrease the protections provided by the CDA or previously accepted U.S. constitutional protections and expose us to lawsuits, penalties, and additional compliance obligations. If courts begin to interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
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
•import and export restrictions and changes in trade agreements or regulations;
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
Our acquisition and investment strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. For example, if we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our non-voting Class A common stock unfavorably, we may be unable to source and close acquisition targets. In addition, members of the U.S. administration and Congress have proposed new legislation, and the FTC and the DOJ have adopted new procedures, that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could seriously harm our business.
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2025, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
Manufacturing processes are highly complex, require advanced and costly equipment, and must be continuously modified to improve yields and performance. We largely rely on third-party suppliers and contract manufacturers in connection with the production of our own physical products and components. We and our contract manufacturers are all vulnerable to capacity constraints and reduced component availability, and have limited control over delivery schedules, manufacturing yields, and costs, particularly when components are in short supply, or if we introduce a new product or feature. In addition, we have limited control over our suppliers’ and manufacturers’ quality systems and controls, and therefore must rely on them to meet our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, global trade conditions and agreements, and other manufacturing and supply problems could impair the distribution of our products and ultimately our brand. For example, the United States has announced substantially higher tariffs on imports from several countries including China which, along with any retaliatory countermeasures, may adversely affect our products and seriously harm our business.
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

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes, and any other debt when due, which may seriously harm our business.
Our ability to make principal or interest payments on, or to refinance, the Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The Notes will mature beginning in May 2025, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Credit Facility and the indentures governing the Notes, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business. Our indebtedness could also, among other things:
•make it difficult for us to pay other obligations;
•make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;
•adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;
•limit our flexibility in planning for and reacting to changes in our business;
•increase our vulnerability to the impact of adverse economic conditions, including rising interest rates (which can make refinancing existing indebtedness more difficult or costly); and
•negatively impact our credit rating, which could limit our ability to obtain additional financing in the future and adversely affect our business.
In addition, holders of the 2033 Notes and the Convertible Notes have the right to require us to, in the case of the 2033 Notes, repurchase all or a portion of the 2033 Notes on the occurrence of specific kinds of change of control events at a repurchase price equal to 101% of the principal amount of the 2033 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the change of control repurchase date or, in the case of the Convertible Notes, repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the indentures governing the Convertible Notes, or the Indentures, occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.
If we default on our credit obligations, our operations may be interrupted and our business could be seriously harmed.
We have a Credit Facility that we may draw on to finance our operations, acquisitions, and other corporate purposes. If we default on these credit obligations, our lenders may:
•require repayment of any outstanding amounts drawn on our Credit Facility;
•terminate our Credit Facility; or
•require us to pay significant damages.
If any of these events occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, could be seriously harmed. In addition, our Credit Facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our Credit Facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under the Notes or our Credit Facility, including any future financing agreements that we may enter into, to become immediately due and payable. For more information on our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Reforming the taxation of international businesses has been a priority for policy makers at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. For example, legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act put into effect significant changes to U.S. taxation of international business activities, including lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, allowing certain capital expenditures to be expensed, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. In August 2022, the Inflation Reduction Act, or the IRA, was enacted, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that is imposed on such corporations. It is possible that changes or interpretations under the Tax Cuts and Jobs Act, the IRA, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability.
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, in some cases with retroactive effect, and others have proposed, taxes on digital services that are based on gross receipts generated from, or other metrics relating to, users or customers in those jurisdictions, regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. While it remains uncertain whether Pillar One will be adopted, based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if it is ultimately adopted and if our global revenue exceeds the Pillar One thresholds. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of the Pillar Two proposal from the start of 2024, and further implementation is ongoing. While such legislation has not yet resulted in a material change to our income tax provision, such implementation could impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
For U.S. federal income tax purposes, net operating losses arising in tax years beginning before January 1, 2018, can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized. Net operating losses arising in tax years beginning after December 31, 2017, are not subject to the twenty-year limitation, but our use of such net operating losses in a tax year may not exceed 80% of such year’s taxable income. Certain U.S. states have imposed additional limitations on the use of state net operating loss carryforwards. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for such tax year. In the United Kingdom, net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. In Singapore, net operating loss carryforwards can also be carried forward indefinitely and are not subject to a taxable income limitation.
Any limitation on the ability to use our net operating loss carryforwards and other tax assets, as well as the timing of any such use, could seriously harm our business.

Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, digital services tax, or other transaction taxes, and we could be subject to liability with respect to a portion of past or future sales.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2025, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From April 1, 2023 to March 31, 2025, the trading price of our Class A common stock ranged from $7.86 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, inflationary pressures, tariffs and retaliatory countermeasures, fluctuating interest rates, banking instability, war or other armed conflict, terrorism, or responses to these events;
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
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due. Our ability to repay our debt depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our current and future debt instruments. We are not restricted under the terms of the Indentures governing the Notes from incurring additional debt, securing existing or future debt, repurchasing our stock, making investments, paying dividends, recapitalizing our debt, or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.
Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our financial condition at such time, the condition of capital markets, and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.
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
The counterparties to these hedging positions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the Convertible Notes or following any repurchase of the Convertible Notes by us on any fundamental change repurchase date or otherwise). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock or the Convertible Notes. In addition, if any such hedging positions fail to become effective, the counterparties to these hedging positions or their respective affiliates may unwind their hedge positions, which could adversely affect the value of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
The following table summarizes stock repurchase activity for the three months ended March 31, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
January 1 - January 31, 2025	490	$10.79	490	$494,710
February 1 - February 28, 2025	4,056	$10.43	4,056	$452,446
March 1 - March 31, 2025	22,773	$9.20	22,773	$243,172
Total	27,319		27,319
(1)In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the first quarter of 2025, we repurchased 27.3 million shares of our Class A common stock for $257.1 million, including costs associated with the repurchases. As of March 31, 2025, the remaining availability under the stock repurchase authorization was $243.2 million.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated February 14, 2025, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38017	4.1	February 18, 2025

4.2	Form of Global Note, representing Snap Inc.’s 6.875% Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.2	February 18, 2025

10.1	Amendment No. 1 to Revolving Credit Agreement, dated February 12, 2025, by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38017	10.1	February 18, 2025

10.2	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: April 29, 2025	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2025	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)