Form 10-Q
period 2025-06-30
Snap Inc
filed 2025-08-06
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,435,682,333 shares outstanding as of August 1, 2025
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of August 1, 2025
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of August 1, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,023	37,930	77,738	79,643
Stock-based compensation	251,886	259,311	499,224	523,063
Amortization of debt issuance costs and debt discount (premium)	(550)	2,208	7,092	3,950
Losses (gains) on debt and equity securities, net	(1,208)	2,662	14,592	11,630
Gain on extinguishment of debt	—	15,522	(66,939)	6,672
Other	12,362	(4,939)	11,557	(12,701)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(3,088)	(36,916)	191,128	125,291
Prepaid expenses and other current assets	(7,058)	(34,526)	(29,886)	(48,155)
Operating lease right-of-use assets	13,797	14,929	27,920	28,504
Other assets	(2,117)	(955)	6,893	(6,097)
Accounts payable	(94,203)	(61,556)	(59,943)	(95,645)
Accrued expenses and other current liabilities	147,695	45,821	(14,873)	27,440
Operating lease liabilities	(8,492)	(13,940)	(25,485)	(27,870)
Other liabilities	2,017	1,692	3,243	4,960
Net cash provided by (used in) operating activities	88,494	(21,377)	240,104	66,975
Cash flows from investing activities
Purchases of property and equipment	(64,701)	(52,062)	(101,915)	(102,510)
Purchases of strategic investments	(20,000)	(2,000)	(20,000)	(2,000)
Sales of strategic investments	—	1,006	—	1,015
Cash paid for acquisitions, net of cash acquired	(35,499)	—	(35,499)	—
Purchases of marketable securities	(390,866)	(774,852)	(626,665)	(1,240,524)
Sales of marketable securities	425,157	166,557	437,158	166,557
Maturities of marketable securities	301,348	447,153	565,114	832,081
Other	—	(100)	—	(100)
Net cash provided by (used in) investing activities	215,439	(214,298)	218,193	(345,481)
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	—	740,350	1,473,083	740,350
Purchase of capped calls	—	(68,850)	—	(68,850)
Proceeds from termination of capped calls	—	62,683	—	62,683
Proceeds from the exercise of stock options	—	2,425	—	2,494
Repurchases of Class A non-voting common stock	(243,473)	(75,955)	(500,573)	(311,069)
Deferred payments for acquisitions	(9,562)	(3,695)	(67,539)	(3,695)
Repurchases of convertible notes	—	(418,336)	(1,444,626)	(859,042)
Repayment of convertible notes	(36,240)	—	(36,240)	—
Other	(1,800)	(1,799)	(3,699)	(1,799)
Net cash provided by (used in) financing activities	(291,075)	236,823	(579,594)	(438,928)
Change in cash, cash equivalents, and restricted cash	12,858	1,148	(121,297)	(717,434)
Cash, cash equivalents, and restricted cash, beginning of period	916,079	1,063,880	1,050,234	1,782,462
Cash, cash equivalents, and restricted cash, end of period	$928,937	$1,065,028	$928,937	$1,065,028
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541
Costs and expenses:
Cost of revenue	653,333	588,921	1,292,912	1,163,670
Research and development	443,325	406,196	867,490	855,955
Sales and marketing	257,853	266,320	515,810	542,354
General and administrative	250,095	229,306	485,457	456,769
Total costs and expenses	1,604,606	1,490,743	3,161,669	3,018,748
Operating loss	(259,676)	(253,975)	(453,522)	(587,207)
Interest income	33,199	36,462	70,217	76,360
Interest expense	(27,607)	(5,113)	(51,006)	(9,856)
Other income (expense), net	(823)	(20,792)	48,246	(20,873)
Loss before income taxes	(254,907)	(243,418)	(386,065)	(541,576)
Income tax benefit (expense)	(7,663)	(5,202)	(16,092)	(12,134)
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.16)	$(0.15)	$(0.24)	$(0.34)
Diluted	$(0.16)	$(0.15)	$(0.24)	$(0.34)
Weighted average shares used in computation of net loss per share:
Basic	1,674,854	1,644,736	1,685,544	1,646,064
Diluted	1,674,854	1,644,736	1,685,544	1,646,064
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(917)	137	2,530	(3,467)
Foreign currency translation	13,096	1,885	19,572	(892)
Total other comprehensive income (loss), net of tax	12,179	2,022	22,102	(4,359)
Total comprehensive loss	$(250,391)	$(246,598)	$(380,055)	$(558,069)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$925,973	$1,046,534
Marketable securities	1,967,072	2,329,745
Accounts receivable, net of allowance	1,164,874	1,348,472
Prepaid expenses and other current assets	226,255	182,006
Total current assets	4,284,174	4,906,757
Property and equipment, net	544,226	489,088
Operating lease right-of-use assets	534,084	530,441
Intangible assets, net	88,791	86,363
Goodwill	1,720,831	1,689,785
Other assets	226,881	233,914
Total assets	$7,398,987	$7,936,348
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$116,854	$173,197
Operating lease liabilities	32,156	24,885
Accrued expenses and other current liabilities	954,010	1,009,254
Short-term debt, net	—	36,212
Total current liabilities	1,103,020	1,243,548
Long-term debt, net	3,575,972	3,607,717
Operating lease liabilities, noncurrent	583,867	575,082
Other liabilities	66,771	59,240
Total liabilities	5,329,630	5,485,587
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,473,777 shares issued, 1,428,200 shares outstanding at June 30, 2025, and 3,000,000 shares authorized, 1,483,718 shares issued, 1,436,495 shares outstanding at December 31, 2024.	14	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2025 and December 31, 2024.	2	2
Treasury stock, at cost. 45,577 and 47,222 shares of Class A non-voting common stock at June 30, 2025 and December 31, 2024, respectively.	(444,573)	(460,620)
Additional paid-in capital	16,127,309	15,644,132
Accumulated deficit	(13,638,191)	(12,735,461)
Accumulated other comprehensive income (loss)	24,796	2,694
Total stockholders’ equity	2,069,357	2,450,761
Total liabilities and stockholders’ equity	$7,398,987	$7,936,348
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,432,528	$14	1,388,965	$14	1,436,495	$14	1,391,341	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	179	—	—	—	184	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	25,243	—	16,875	—	47,353	—	35,107	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	5	—	—	—	5	—
Repurchases of Class A non-voting common stock	(29,974)	—	(6,865)	—	(57,293)	—	(27,885)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	403	—	506	—	1,645	—	913	—
Balance, end of period	1,428,200	14	1,399,665	14	1,428,200	14	1,399,665	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,528	—	22,523	—	22,528	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	5	—	—	—	5	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	(5)	—	—	—	(5)	—
Balance, end of period	22,523	—	22,528	—	22,523	—	22,528	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	45,980	(448,509)	48,793	(475,939)	47,222	(460,620)	49,200	(479,903)
Repurchases of Class A non-voting common stock	29,974	(243,473)	6,865	(75,955)	57,293	(500,573)	27,885	(311,069)
Retirement of Class A non-voting common stock	(29,974)	243,473	(6,865)	75,955	(57,293)	500,573	(27,885)	311,069
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(403)	3,936	(506)	4,940	(1,645)	16,047	(913)	8,904
Balance, end of period	45,577	(444,573)	48,287	(470,999)	45,577	(444,573)	48,287	(470,999)
Additional paid-in capital
Balance, beginning of period	—	15,879,359	—	14,873,261	—	15,644,132	—	14,613,404
Stock-based compensation expense	—	251,886	—	259,311	—	499,224	—	523,063
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	—	2,426	—	—	—	2,494
Purchase of capped calls	—	—	—	(68,850)	—	—	—	(68,850)
Termination of capped calls	—	—	—	62,683	—	—	—	62,683
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(3,936)	—	(4,940)	—	(16,047)	—	(8,904)
Other	—	—	—	2,357	—	—	—	2,358
Balance, end of period	—	16,127,309	—	15,126,248	—	16,127,309	—	15,126,248
Accumulated deficit
Balance, beginning of period	—	(13,132,148)	—	(12,266,740)	—	(12,735,461)	—	(11,726,536)
Net loss	—	(262,570)	—	(248,620)	—	(402,157)	—	(553,710)
Retirement of Class A non-voting common stock	—	(243,473)	—	(75,955)	—	(500,573)	—	(311,069)
Balance, end of period	—	(13,638,191)	—	(12,591,315)	—	(13,638,191)	—	(12,591,315)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	12,617	—	750	—	2,694	—	7,131
Other comprehensive income (loss), net of tax	—	12,179	—	2,022	—	22,102	—	(4,359)
Balance, end of period	—	24,796	—	2,772	—	24,796	—	2,772
Total stockholders’ equity	1,727,927	$2,069,357	1,702,107	$2,066,722	1,727,927	$2,069,357	1,702,107	$2,066,722
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
The following table represents our revenue disaggregated by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Advertising revenue	$1,173,548	$1,132,067	$2,384,417	$2,239,921
Other revenue	171,382	104,701	323,730	191,620
Total revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
North America (1) (2)	$804,395	$741,588	$1,609,329	$1,474,976
Europe (3)	254,209	235,186	477,466	435,278
Rest of World	286,326	259,994	621,352	521,287
Total revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $775.7 million and $1,554.6 million for the three and six months ended June 30, 2025, respectively, and $715.4 million and $1,426.2 million for the three and six months ended June 30, 2024, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.
Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $140.2 million and $112.8 million as of June 30, 2025 and December 31, 2024, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.
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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(222,726)	$(3,531)	$(36,313)	$(210,201)	$(3,405)	$(35,014)	$(341,519)	$(5,374)	$(55,264)	$(468,216)	$(7,578)	$(77,916)
Net loss attributable to common stockholders	$(222,726)	$(3,531)	$(36,313)	$(210,201)	$(3,405)	$(35,014)	$(341,519)	$(5,374)	$(55,264)	$(468,216)	$(7,578)	$(77,916)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,420,704	22,523	231,627	1,390,581	22,528	231,627	1,431,394	22,523	231,627	1,391,909	22,528	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,420,704	22,523	231,627	1,390,581	22,528	231,627	1,431,394	22,523	231,627	1,391,909	22,528	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.16)	$(0.16)	$(0.15)	$(0.15)	$(0.15)	$(0.24)	$(0.24)	$(0.24)	$(0.34)	$(0.34)	$(0.34)
Diluted	$(0.16)	$(0.16)	$(0.16)	$(0.15)	$(0.15)	$(0.15)	$(0.24)	$(0.24)	$(0.24)	$(0.34)	$(0.34)	$(0.34)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of June 30,
	2025	2024

	(in thousands)
Stock options	583	1,395
Unvested RSUs and RSAs	143,318	143,442
Convertible Notes (if-converted)	59,154	85,945
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the six months ended June 30, 2025:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested at December 31, 2024	134,253	$11.90
Granted	71,557	$9.31
Vested	(49,007)	$11.59
Forfeited	(13,485)	$11.12
Unvested at June 30, 2025	143,318	$10.78

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.3 billion as of June 30, 2025 and is expected to be recognized over a weighted-average period of 2.1 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity for the six months ended June 30, 2025:

	Number of Class A Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share data)
Outstanding at December 31, 2024	680	$16.01	4.51	$253
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	(97)	$12.52	—	—
Outstanding at June 30, 2025	583	$16.59	3.91	$132
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, there was no unrecognized compensation cost related to stock options granted under the 2017 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$1,656	$1,260	$3,090	$3,075
Research and development	166,809	171,465	323,497	345,984
Sales and marketing	48,710	52,208	103,150	106,864
General and administrative	34,711	34,378	69,487	67,140
Total	$251,886	$259,311	$499,224	$523,063
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. For the six months ended June 30, 2025, we repurchased and retired 57.3 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases.
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

5. Business Acquisitions
In the six months ended June 30, 2025, the aggregate purchase consideration for business acquisitions was $41.7 million, which primarily consisted of cash. Of the aggregate purchase consideration, $24.5 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are deductible for tax purposes.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2024	$1,689,785
Goodwill acquired	24,549
Foreign currency translation	6,497
Balance as of June 30, 2025	$1,720,831
Intangible assets consisted of the following:

	As of June 30, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	1.5	$745	$(646)	$99
Technology	2.8	328,734	(254,291)	74,443
Patents	8.9	31,172	(16,923)	14,249
Total intangible assets		$360,651	$(271,860)	$88,791

	As of December 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	2.0	$745	$(613)	$132
Technology	2.3	308,333	(238,189)	70,144
Patents	8.8	39,373	(23,286)	16,087
Other	—	6,000	(6,000)	—
Total intangible assets		$354,451	$(268,088)	$86,363
Amortization of intangible assets was $12.1 million and $23.6 million for the three and six months ended June 30, 2025, respectively, and $15.0 million and $33.6 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2025	$21,999
2026	26,879
2027	18,703
2028	8,099
2029	4,771
Thereafter	8,340
Total	$88,791
7. Debt
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
2025 Notes
In April 2020, we entered into a purchase agreement for the sale of an aggregate of $1.0 billion principal amount of convertible senior notes due in 2025 (the “2025 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $888.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (the “2025 Capped Call Transactions”) discussed below. The 2025 Notes are unsecured and unsubordinated obligations. The outstanding balance of the 2025 Notes was repaid on the maturity date of May 1, 2025.
Additional terms related to the Convertible Notes are as follows:

	Maturity Date	Redemption Date [1]	Optional Conversion Date [2]	Initial Conversion Rate [3]	Stated Interest Rate [4]	Effective Interest Rate
2025 Notes (5)	May 1, 2025	May 6, 2023	February 1, 2025	46.1233	0.25%	0.48%
2026 Notes	August 1, 2026	August 6, 2023	May 1, 2026	43.8481	0.75%	0.91%
2027 Notes	May 1, 2027	May 5, 2024	February 1, 2027	11.2042	—%	0.19%
2028 Notes	March 1, 2028	March 5, 2025	December 1, 2027	17.7494	0.125%	0.32%
2030 Notes	May 1, 2030	May 5, 2027	February 1, 2030	45.0846	0.50%	1.21%
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
(5)The outstanding balance of the 2025 Notes was repaid on the maturity date of May 1, 2025.
As of June 30, 2025, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of June 30, 2025 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the third quarter of 2025. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
In May 2024, we entered into various privately negotiated repurchase transactions (the “May 2024 Note Repurchases, and collectively with the February 2024 repurchase transactions, the “2024 Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we repurchased $147.9 million in aggregate principal of the 2025 Notes and $237.5 million in aggregate principal of the 2026 Notes. The total cash repurchase price was $418.3 million, which was $34.1 million above the carrying value of the notes repurchased. The May 2024 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $15.5 million loss on extinguishment in the second quarter of 2024. The portion accounted for as a debt modification resulted in a $20.9 million decrease to the carrying value of the 2030 Notes, which included debt issuance costs carried over from the 2025 Notes and 2026 Notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.

The 2033 Notes and the Convertibles Notes (collectively, the “Notes”) consisted of the following:

	As of June 30, 2025				As of December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2025 Notes	$—	$—	$—	$—	$36,240	$(28)	$—	$36,212
2026 Notes	204,461	(350)	—	204,111	249,754	(624)	—	249,130
2027 Notes	352,589	(1,201)	—	351,388	1,150,000	(4,984)	—	1,145,016
2028 Notes	700,000	(3,534)	—	696,466	1,500,000	(8,982)	—	1,491,018
2030 Notes	750,000	(6,891)	(18,057)	725,052	750,000	(7,582)	(19,865)	722,553
Senior Notes:
2033 Notes	1,500,000	(24,581)	123,536	1,598,955	—	—	—	—
Total debt	$3,507,050	$(36,557)	$105,479	$3,575,972	$3,685,994	$(22,200)	$(19,865)	$3,643,929
Each of the notes in the table above rank equally with each other. As of June 30, 2025, the debt issuance costs and discount or premium on the 2026 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2033 Notes will be amortized over the remaining period of 1.1 years, 1.8 years, 2.7 years, 4.8 years, and 7.7 years, respectively.
The following table summarizes interest expense related to our Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Contractual interest expense	$27,329	$1,703	$41,949	$3,540
Amortization of debt issuance costs	1,558	1,616	9,706	3,238
Amortization of debt discount (premium)	(2,271)	472	(2,940)	472
Total interest expense	$26,616	$3,791	$48,715	$7,250
Cash paid for interest was $2.2 million and $4.6 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $5.8 million for the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2025, the remaining Capped Call Transactions were out-of-the-money.
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
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of June 30, 2025, we had $80.2 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.3 billion in commitments as of June 30, 2025, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2025. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2025.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2025 and 2042. Total operating lease costs were $26.5 million and $52.3 million for the three and six months ended June 30, 2025, respectively, and $25.2 million and $50.7 million for the three and six months ended June 30, 2024, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of June 30,
	2025	2024
Weighted-average remaining lease term	8.9	9.6
Weighted-average discount rate	6.1%	6.2%
The maturities of our operating lease liabilities as of June 30, 2025 were as follows:

Operating Leases
(in thousands)
Remainder of 2025	$22,035
2026	96,759
2027	95,596
2028	89,227
2029	89,424
Thereafter	436,768
Total lease payments	829,809
Less: Imputed interest	(213,786)
Present value of lease liabilities	$616,023
As of June 30, 2025, we had additional operating leases that have not yet commenced for facilities with lease obligations of $115.9 million. These operating leases will commence in 2026 with lease terms of approximately 12.7 years.
Cash payments included in the measurement of our operating lease liabilities were $28.2 million and $55.0 million for the three and six months ended June 30, 2025, respectively, and $28.9 million and $57.1 million for the three and six months ended June 30, 2024, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $17.7 million and $28.8 million for the three and six months ended June 30, 2025, respectively, and $24.7 million and $35.5 million for the three and six months ended June 30, 2024, respectively.

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
The following table summarizes our strategic investments held as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024

	(in thousands)
Initial cost	$122,112	$106,052
Cumulative upward adjustments	146,201	146,201
Cumulative downward adjustments, including impairments	(78,991)	(63,910)
Carrying value	$189,322	$188,343
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$3,249	$—	$3,249	$—
Unrealized gains on strategic investments still held at the reporting date	—	92	—	274
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(4,433)	(650)	(16,021)	(7,099)
Gains (losses) on strategic investments, net	$(1,184)	$(558)	$(12,772)	$(6,825)
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

The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of June 30, 2025 and December 31, 2024:

		As of June 30, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$438,186	$—	$—	$438,186
Cash equivalents:
Money market funds	Level 1	483,127	—	—	483,127
U.S. government securities	Level 1	4,660	—	—	4,660
Total cash and cash equivalents		925,973	—	—	925,973
Marketable debt securities:
U.S. government securities	Level 1	1,922,060	5,175	(787)	1,926,448
Corporate debt securities	Level 2	30,502	27	—	30,529
Total marketable debt securities		1,952,562	5,202	(787)	1,956,977
Total		$2,878,535	$5,202	$(787)	$2,882,950

		As of December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$348,251	$—	$—	$348,251
Cash equivalents:
Money market funds	Level 1	694,323	—	(30)	694,293
U.S. government securities	Level 1	3,991	—	(1)	3,990
Total cash and cash equivalents		1,046,565	—	(31)	1,046,534
Marketable debt securities:
U.S. government securities	Level 1	2,186,192	4,984	(3,292)	2,187,884
Corporate debt securities	Level 2	129,217	229	(5)	129,441
Total marketable debt securities		2,315,409	5,213	(3,297)	2,317,325
Total		$3,361,974	$5,213	$(3,328)	$3,363,859
Gross unrealized losses on marketable debt securities were not material for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of June 30, 2025, $1.0 billion of our total $2.0 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We hold investments in publicly traded companies with an aggregate carrying value of $10.1 million and $12.4 million as of June 30, 2025 and December 31, 2024, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$—	$—	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	1,887	(2,019)	(2,326)	(4,740)
Gains (losses) on publicly traded equity securities, net	$1,887	$(2,019)	$(2,326)	$(4,740)
We carry our Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets, to the extent each such Note remains outstanding during the applicable period, and present the fair value for disclosure purposes only. As of June 30, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, and the 2033 Notes was $195.9 million, $319.1 million, $605.7 million, $636.7 million, and $1,538.3 million, respectively. As of December 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $35.5 million, $242.7 million, $998.5 million, $1,226.6 million, and $635.6 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Notes in an over-the-counter market on the last business day of the period.
Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows.

	As of June 30,
	2025	2024

	(in thousands)
Cash and cash equivalents	$925,973	$1,060,551
Restricted cash, included in other assets	2,964	4,477
Total cash, cash equivalents, and restricted cash	$928,937	$1,065,028
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $7.7 million and $16.1 million for the three and six months ended June 30, 2025, respectively, and $5.2 million and $12.1 million for the three and six months ended June 30, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. While this event has no effect on the financial results for the three and six months ended June 30, 2025, we are currently evaluating the impact of the new legislation and will reflect any required adjustments in our third quarter financial results.

13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance at December 31, 2024	$1,730	$964	$2,694
Other comprehensive income (loss) before reclassifications	2,054	19,572	21,626
Amounts reclassified from AOCI (1)	476	—	476
Net current period other comprehensive income (loss)	2,530	19,572	22,102
Balance at June 30, 2025	$4,260	$20,536	$24,796
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
15. Segments and Geographic Information
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
The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541

Less:
Infrastructure costs	393,257	349,785	769,825	687,291
Content and developer partner costs	152,432	145,623	313,336	293,868
Advertising partner and other costs	104,409	90,216	203,560	174,320
Operating expenses	653,562	596,167	1,271,731	1,175,426
Stock-based compensation and related payroll and other tax expense	260,923	269,079	525,479	539,764
Depreciation and amortization	40,023	37,930	77,738	76,028
Other segment items (1)	2,894	(3,412)	(51,365)	38,554
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax benefit (expense) as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $1.9 million and $72.1 million for the three and six months ended June 30, 2024, respectively. No restructuring charges were incurred during the three and six months ended June 30, 2025.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of June 30, 2025	As of December 31, 2024

	(in thousands)
United States	$703,542	$682,173
United Kingdom	239,822	248,243
Rest of world (1)	134,946	89,113
Total long-lived assets, net	$1,078,310	$1,019,529
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
Overview of Second Quarter 2025 Results
Our key user metrics and financial results for the three months ended June 30, 2025 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 9% year-over-year to 469 million.
•Average revenue per user, or ARPU, was $2.87, compared to $2.86 in the prior year.
Financial Results
•Revenue was $1,344.9 million, compared to $1,236.8 million in the prior year, an increase of 9% year-over-year.
•Total costs and expenses were $1,604.6 million, compared to $1,490.7 million in the prior year.
•Net loss was $262.6 million, compared to $248.6 million in the prior year.
•Adjusted EBITDA was $41.3 million, compared to $55.0 million in the prior year.
•Diluted net loss per share was $(0.16), compared to $(0.15) in the prior year.
•Cash provided by (used in) operating activities was $88.5 million, compared to $(21.4) million in the prior year.
•Free Cash Flow was $23.8 million, compared to $(73.4) million in the prior year.
•Cash, cash equivalents, and marketable securities were $2.9 billion as of June 30, 2025.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 469 million DAUs on average in the second quarter of 2025, an increase of 37 million, or 9%, from the second quarter of 2024.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
397
406
414
422
432
443
453
460
469
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

YoY growth:	14%	12%	10%	10%	9%	9%	9%	9%	9%	(2)
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

120
110
100
90
80
70
60
50
40
30
20
10
0
101
101
100
100
100
100
100
99
98
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

YoY growth:	2%	1%	—%	(1)%	—%	—%	(1)%	(1)%	(2)%	9%	7%	4%	4%	3%	4%	4%	3%	3%
(3)North America includes Mexico, the Caribbean, and Central America.
(4)Europe includes Russia and Turkey.

Rest of World

280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
202
211
218
226
235
244
254
262
271
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

YoY growth:	25%	21%	19%	19%	16%	16%	17%	16%	15%
Monetization
We recorded revenue of $1,344.9 million for the three months ended June 30, 2025, compared to revenue of $1,236.8 million for the same period in 2024, an increase of 9% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $2.87 in the second quarter of 2025, compared to $2.86 in the second quarter of 2024. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
2.69
2.93
3.29
2.83
2.86
3.10
3.44
2.96
2.87
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
6.83
7.82
8.96
7.44
7.67
8.54
9.73
8.41
8.33
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
0.98
0.96
1.03
1.13
1.02
1.09
1.19
1.17
0.96
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541
Costs and expenses (1) (2):
Cost of revenue	653,333	588,921	1,292,912	1,163,670
Research and development	443,325	406,196	867,490	855,955
Sales and marketing	257,853	266,320	515,810	542,354
General and administrative	250,095	229,306	485,457	456,769
Total costs and expenses	1,604,606	1,490,743	3,161,669	3,018,748
Operating loss	(259,676)	(253,975)	(453,522)	(587,207)
Interest income	33,199	36,462	70,217	76,360
Interest expense	(27,607)	(5,113)	(51,006)	(9,856)
Other income (expense), net	(823)	(20,792)	48,246	(20,873)
Loss before income taxes	(254,907)	(243,418)	(386,065)	(541,576)
Income tax benefit (expense)	(7,663)	(5,202)	(16,092)	(12,134)
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Adjusted EBITDA (3)	$41,270	$54,977	$149,695	$100,636
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,656	$1,260	$3,090	$3,075
Research and development	166,809	171,465	323,497	345,984
Sales and marketing	48,710	52,208	103,150	106,864
General and administrative	34,711	34,378	69,487	67,140
Total	$251,886	$259,311	$499,224	$523,063
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,505	$1,872	$2,925	$4,022
Research and development	24,849	22,909	47,836	50,507
Sales and marketing	5,108	5,084	9,931	9,661
General and administrative	8,561	8,065	17,046	15,453
Total	$40,023	$37,930	$77,738	$79,643
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	49	48	48	48
Research and development	33	33	32	35
Sales and marketing	19	22	19	22
General and administrative	18	18	18	19
Total costs and expenses	119	121	117	124
Operating loss	(19)	(21)	(17)	(24)
Interest income	1	3	3	3
Interest expense	(2)	—	(2)	—
Other income (expense), net	—	(2)	2	(1)
Loss before income taxes	(20)	(20)	(14)	(22)
Income tax benefit (expense)	—	—	(1)	(1)
Net loss	(20)%	(20)%	(15)%	(23)%
Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$1,344,930	$1,236,768	$2,708,147	$2,431,541
Revenue as a dollar change		$108,162		$276,606
Revenue as a percentage change		9%		11%
Revenue for the three and six months ended June 30, 2025 increased $108.2 million and $276.6 million, respectively, compared to the same periods in 2024. The increase was driven by a $41.5 million and $144.5 million increase in advertising revenue for the three and six months ended June 30, 2025, respectively. The increase in advertising revenue is due to a year-over-year increase in global advertising impressions volume of approximately 15% and 16% for the three and six months ended June 30, 2025, respectively, which is driven by expanded advertising delivery within Spotlight and Creator Stories. The increase in advertising revenue was partially offset by a year-over-year decrease in the cost per advertising impression of approximately 10% and 8% for the three and six months ended June 30, 2025, respectively, which is driven by inventory growth exceeding advertising demand growth. The increase in total revenue was also driven by a $66.7 million and $132.1 million increase in other revenue for the three and six months ended June 30, 2025, respectively, which is due to higher subscription revenue due to growth in the number of subscribers.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Cost of Revenue	$653,333	$588,921	$1,292,912	$1,163,670
Cost of Revenue as a dollar change		$64,412		$129,242
Cost of Revenue as a percentage change		11%		11%
Cost of revenue for the three and six months ended June 30, 2025 increased $64.4 million and $129.2 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by a $43.5 million and $82.5 million increase in infrastructure costs for the three and six months ended June 30, 2025, respectively, attributable to DAU growth as well as investments in machine learning and AI.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Research and Development Expenses	$443,325	$406,196	$867,490	$855,955
Research and Development Expenses as a dollar change		$37,129		$11,535
Research and Development Expenses as a percentage change		9%		1%
Research and development expenses for the three and six months ended June 30, 2025 increased $37.1 million and $11.5 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily due to investments in product development, including higher employee compensation due to additional research and development headcount. The increase for the six months ended June 30, 2025 was partially offset by $38.8 million in restructuring charges primarily recognized in the first quarter of 2024.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Sales and Marketing Expenses	$257,853	$266,320	$515,810	$542,354
Sales and Marketing Expenses as a dollar change		$(8,467)		$(26,544)
Sales and Marketing Expenses as a percentage change		(3)%		(5)%
Sales and marketing expenses for the three and six months ended June 30, 2025 decreased $8.5 million and $26.5 million, respectively, compared to the same periods in 2024. The decrease in both periods was primarily driven by lower advertising costs compared to the prior year, partially offset by higher employee compensation due to additional sales and marketing headcount. The decrease for the six months ended June 30, 2025 was further driven by $19.9 million in restructuring charges primarily recognized in the first quarter of 2024.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
General and Administrative Expenses	$250,095	$229,306	$485,457	$456,769
General and Administrative Expenses as a dollar change		$20,789		$28,688
General and Administrative Expenses as a percentage change		9%		6%
General and administrative expenses for the three and six months ended June 30, 2025 increased $20.8 million and $28.7 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by higher spend on external professional services, including legal-related expenses. The increase for the six months ended June 30, 2025 was partially offset by $10.3 million in restructuring charges primarily recognized in the first quarter of 2024.
Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Interest Income	$33,199	$36,462	$70,217	$76,360
Interest Income as a dollar change		$(3,263)		$(6,143)
Interest Income as a percentage change		(9)%		(8)%
Interest income for the three and six months ended June 30, 2025 decreased $3.3 million and $6.1 million, respectively, compared to the same periods in 2024. The decrease was primarily driven by lower interest rates.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Interest Expense	$(27,607)	$(5,113)	$(51,006)	$(9,856)
Interest Expense as a dollar change		$(22,494)		$(41,150)
Interest Expense as a percentage change		440%		418%
Interest expense for the three and six months ended June 30, 2025 increased $22.5 million and $41.2 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by additional interest expense on our 2033 Notes which were issued in February 2025.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Other Income (Expense), Net	$(823)	$(20,792)	$48,246	$(20,873)
Other Income (Expense), Net as a dollar change		$19,969		$69,119
Other Income (Expense), Net as a percentage change		96%		331%
Other expense, net for the three months ended June 30, 2025 was not material. Other expense, net for the three months ended June 30, 2024 was primarily a result of a $15.5 million loss on extinguishment associated with the May 2024 Note Repurchases and $2.0 million in unrealized losses on publicly traded securities classified as marketable securities.
Other income, net for the six months ended June 30, 2025 was primarily driven by a $66.9 million gain on extinguishment associated with the 2025 Note Repurchases recognized in the first quarter of 2025, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report, partially offset by $12.8 million in net losses on strategic investments. Other expense, net for the six months ended June 30, 2024 was primarily a result of a $6.7 million net loss on extinguishment associated with the 2024 Note Repurchases, $4.7 million in unrealized losses on publicly traded securities classified as marketable securities, and $6.8 million in net losses on strategic investments.
Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Income Tax Benefit (Expense)	$(7,663)	$(5,202)	$(16,092)	$(12,134)
Income Tax Benefit (Expense) as a dollar change		$(2,461)		$(3,958)
Income Tax Benefit (Expense) as a percentage change		(47)%		(33)%
Effective Tax Rate	(3.0)%	(2.1)%	(4.2)%	(2.2)%
Income tax expense for the three and six months ended June 30, 2025 was $7.7 million and $16.1 million, respectively, compared to an income tax expense of $5.2 million and $12.1 million, respectively, for the same periods in 2024. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. While this event has no effect on the financial results for the three and six months ended June 30, 2025, we are currently evaluating the impact of the new legislation and will reflect any required adjustments in our third quarter financial results.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net Loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Net Loss as a dollar change		$(13,950)		$151,553
Net Loss as a percentage change		(6)%		27%

Adjusted EBITDA	$41,270	$54,977	$149,695	$100,636
Adjusted EBITDA as a dollar change		$(13,707)		$49,059
Adjusted EBITDA as a percentage change		(25)%		49%
Net loss for the three and six months ended June 30, 2025 was $262.6 million and $402.2 million, respectively, compared to $248.6 million and $553.7 million, respectively, for the same periods in 2024. The fluctuations in net loss for both periods were primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and six months ended June 30, 2025 was $41.3 million and $149.7 million, respectively, compared to $55.0 million and $100.6 million, respectively, for the same periods in 2024. The fluctuations for both periods were primarily attributable to increased revenue and lower sales and marketing expenses, partially offset by higher cost of revenue, research and development expenses, and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $2.9 billion as of June 30, 2025, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, money market funds, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of June 30, 2025, approximately 4.0% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance is sufficient to fund our working capital needs.
As of June 30, 2025, we had $1.05 billion of revolving credit facilities, of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2025, we had $80.2 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

Material Cash Requirements
Debt
As of June 30, 2025, we had outstanding debt in the form of senior unsecured notes and senior convertible notes for an aggregate principal amount of $3.5 billion, which mature from 2026 through 2033. Short-term and long-term future interest payment obligations as of June 30, 2025 were $113.6 million and $739.4 million, respectively.
Under certain circumstances, holders of the Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of June 30, 2025 the Convertible Notes will not be eligible for optional conversion during the third quarter of 2025.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $4.3 billion in commitments, as of June 30, 2025, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements.
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. For the six months ended June 30, 2025, we repurchased and retired 57.3 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases.
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

Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the three and six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$240,104	$66,975
Net cash provided by (used in) investing activities	218,193	(345,481)
Net cash provided by (used in) financing activities	(579,594)	(438,928)
Change in cash, cash equivalents, and restricted cash	$(121,297)	$(717,434)
Free Cash Flow (1)	$138,189	$(35,535)
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $240.1 million for the six months ended June 30, 2025, compared to $67.0 million for the same period in 2024, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $499.2 million, a gain on debt extinguishment of $66.9 million, and depreciation and amortization expense of $77.7 million. Net cash provided by operating activities for the six months ended June 30, 2025 was also driven by a $191.1 million decrease in accounts receivable due to higher collections and a reduction in billings in the period, partially offset by a $59.9 million decrease in accounts payable and a $14.9 million decrease in accrued expenses and other current liabilities primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $218.2 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $345.5 million for the same period in 2024. Our investing activities for the six months ended June 30, 2025 primarily consisted of maturities of marketable securities of $565.1 million and sales of marketable securities of $437.2 million, partially offset by purchases of marketable securities of $626.7 million and purchases of property and equipment of $101.9 million. Our investing activities for the six months ended June 30, 2024 primarily consisted of purchases of marketable securities of $1.2 billion and purchases of property and equipment of $102.5 million, partially offset by maturities of marketable securities of $832.1 million and sales of marketable securities of $166.6 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $579.6 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $438.9 million for the same period in 2024. Our financing activities for the six months ended June 30, 2025 primarily consisted of the 2025 Note Repurchases for $1.4 billion, repurchases of our Class A common stock for $500.6 million, deferred payments for acquisitions of $67.5 million, and the repayment of the 2025 Notes for $36.2 million, partially offset by the issuance of the 2033 Notes for net proceeds of $1.5 billion. Our financing activities for the six months ended June 30, 2024 primarily consisted of the 2024 Note Repurchases for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the 2030 Capped Call Transactions for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million.
Free Cash Flow
Free Cash Flow was $138.2 million for the six months ended June 30, 2025, compared to $(35.5) million for the same period in 2024. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $101.9 million for the six months ended June 30, 2025, compared to

$102.5 million for the same period in 2024. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”
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

The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$88,494	$(21,377)	$240,104	$66,975
Less:
Purchases of property and equipment	(64,701)	(52,062)	(101,915)	(102,510)
Free Cash Flow	$23,793	$(73,439)	$138,189	$(35,535)
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(262,570)	$(248,620)	$(402,157)	$(553,710)
Add (deduct):
Interest income	(33,199)	(36,462)	(70,217)	(76,360)
Interest expense	27,607	5,113	51,006	9,856
Other (income) expense, net	823	20,792	(48,246)	20,873
Income tax (benefit) expense	7,663	5,202	16,092	12,134
Depreciation and amortization	40,023	37,930	77,738	76,028
Stock-based compensation expense	251,886	258,946	499,224	513,661
Payroll and other tax expense related to stock-based compensation	9,037	10,133	26,255	26,103
Restructuring charges (1)	—	1,943	—	72,051
Adjusted EBITDA	$41,270	$54,977	$149,695	$100,636
(1)Restructuring charges during 2024 primarily include $70.2 million of cash severance, stock-based compensation expense, and other charges associated with the 2024 restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 14 in our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and equity price risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $0.9 billion and $1.0 billion as of June 30, 2025 and December 31, 2024, respectively. We had marketable securities totaling $2.0 billion and $2.3 billion as of June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities consist of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $18.0 million and $22.5 million decrease in the market value of our cash equivalents and marketable securities as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, we had aggregate principal amounts of debt outstanding of $3.5 billion and $3.7 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our total strategic investments had carrying values of $189.3 million and $188.3 million as of June 30, 2025 and December 31, 2024, respectively. Our investments in publicly traded equity securities had carrying values of $10.1 million and $12.4 million as of June 30, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Beginning on January 20, 2022, we were named as defendants in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to minor users’ mental health. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Numerous school districts and other municipalities have filed public nuisance claims based on similar allegations, which also have been consolidated in either the MDL or JCCP, and we have received similar claims in Canada and Israel. The Nevada Attorney General, New Mexico Attorney General, Florida Attorney General, and Utah Attorney General have also filed lawsuits against us in their respective state courts making similar allegations. We are also subject to government investigations and inquiries from multiple regulators concerning the use of our products and features, and the alleged mental and physical health and safety impacts on teen users in particular. We believe we have meritorious defenses to these lawsuits, and continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome, including substantial fines, could seriously harm our business.
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
We are also subject to complex and evolving federal, state, local, and foreign laws and regulations regarding privacy, data protection, biometric processing, content regulation, artificial intelligence, or AI, protections for minors, taxes, and other matters, which are subject to change and have uncertain interpretations. Given the nature of our business, we are particularly susceptible to changes in such laws regarding privacy and data protection, which may require us to change our products and may impact our revenue stream. Any actual or perceived failure to comply with such legal and regulatory obligations, including in connection with our consent decree with the U.S. Federal Trade Commission, or FTC, may lead to costly litigation or otherwise adversely impact our business.
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
We had 469 million daily active users, or DAUs, on average in the quarter ended June 30, 2025. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Moreover, individuals are also increasingly aware of and resistant to the collection, use, and sharing of personal data, including in connection with advertising. Individuals are more aware of options and certain rights related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection. Some users have opted out of allowing us to combine certain data from third-party apps and websites with certain data from Snapchat for advertising purposes, or we are required by law to do this for certain subsets of users, which has negatively impacted our ability to collect or use certain user data and our advertising partners’ ability to deliver relevant content, all of which have in the past and could again in the future negatively impact our business.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of June 30, 2025, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, our board of directors approved the future declaration and payment of a special dividend of one share of Class A common stock on each outstanding share of Snap’s common stock, subject to certain triggering conditions, which triggering conditions were modified in connection with the effectiveness the settlement of a class action lawsuit in February 2024. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions for our company and take risks that may not be successful and may seriously harm our business.
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
Generally, during times of war and other major conflicts, we, the third parties on which we rely, and our partners are vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt our business. We have experienced, and may continue to experience, attempted cyberattacks on our products, systems, and networks, which we believe are related to conflicts. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions with regards to any conflicts or support for team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with any ongoing conflict.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, evolving the user experience, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, in 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, evolving user experiences, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community, attract or retain users, generate sufficient revenue or operating margin, or provide positive returns on our investment. We frequently launch new products and the products that we launch may have technical issues that diminish the performance of our application, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
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
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (including TikTok), Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Reddit, Tencent, and X (formerly Twitter). Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, Reddit, and X (formerly Twitter), and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2025, we had an accumulated deficit of $13.6 billion and for the three months ended June 30, 2025, we had a net loss of $262.6 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information or facilitate access to our sensitive information or systems, malware, malicious code, hacking, credential stuffing, denial of service, and other threats. These attacks may use, or may be enhanced or facilitated by, artificial intelligence, including the use of image, video, or audio deepfakes. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
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

In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms designed to prevent these account takeovers. User credentials may be obtained on- or off-platform, including through breaches of third-party platforms and services, password stealing malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access personal data, further compromise additional accounts, engage in fraudulent advertising, or other on-platform harms. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals. Because of our global and varied user base, we may also be the target of commercial exploits and other internal and external attack methodologies by commercial spyware vendors, nation states, or nation-state supported groups, which have targeted users and the data we process about them and sought to use insiders to obtain user or employee data at peer technology companies.
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
Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems (including that of third parties upon which we rely), and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. However, we and our third party providers have not detected, become aware of, and remediated, and may not in the future detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers have experienced, and may in the future experience, delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
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
We have in the past experienced, and may in the future experience, actual and attempted cyberattacks and other security incidents that impact the confidentiality, availability, or integrity of sensitive information, including as a result of insider threats, employee error, vendor breaches, and other causes. Any cyberattack or other security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new, complex, and overlapping disclosure requirements for cybersecurity events on accelerated timelines, which we may not be able to meet based on the facts and circumstances of a cybersecurity event. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class-action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
Under certain of these laws, we could face temporary or definitive bans on data processing and other corrective actions, substantial monetary fines, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized to represent their interests. The transfer of personal data continues to be under increased regulatory attention and scrutiny, and certain jurisdictions in which we operate have significantly limited the lawful basis on which personal data can be transferred to other jurisdictions, enacted data export and localization requirements, and increased the assessments required to do so. We have attempted to structure our operations, and the cross-border transfer mechanisms we rely on, in a manner designed to help us partially avoid some of these cross-border data transfer concerns. Some of these mechanisms are, or may in the future be, subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms to lawfully transfer personal data in the future. If there is no lawful manner for us to transfer personal data, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business, personnel, or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Regulators may seek to restrict our data processing activities if they believe we have violated cross-border data transfer limitations, which would seriously harm our business. Additionally, companies like us that transfer personal data between jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring age verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental controls or rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, require us to use and incur the costs of certain age assurance and verified parental consent providers, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights include the right to access, correct, or delete certain personal data, appeal the denial of a right, and to opt-out of or limit certain data processing activities, such as targeted advertising, profiling, and artificial intelligence, including automated decision-making. The exercise of these rights impacts our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class-action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.
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
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. If these policies, materials, or statements are found to be deficient, lacking transparency or adequate notice, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class-action litigation or mass arbitration demands.
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
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class-action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use or transfer personal data. Certain regulators may prohibit our use of certain personal data as a result of enforcement actions or similar proceedings. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for substantial statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
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
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various governmental and regulatory agencies. We are, have been, and could in the future be subject to regulatory inquiries relating to the use and operation of AI. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed, may also make it harder for us to use AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling and provenance of AI-generated content. If applicable, such obligations may, and in the case of the EU AI Act will, require us to change our products or business practices in order to comply. Individuals are also increasingly aware of and resistant to the use of their personal data in AI systems and for AI training, which could limit our ability to develop, deploy, train, and ensure the safety of our AI products and services, and if we fail to provide adequate transparency to users, we could lose the trust of our users, be subject to litigation or regulatory enforcement, or other harms to our business. Additionally, if our AI products fail to perform as intended, produce outputs that are harmful, misleading, inaccurate, or biased, or cause privacy or security incidents or safety-related harms, in addition to the risks above, our business and reputation may be harmed.
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
Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state, and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose age-based restrictions on access to Snapchat, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild or change our products or the infrastructure for our products, any of which could seriously harm our business. Federal, state, or local governments in the United States have taken and may continue to take similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political conflicts may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.
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
Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and may, as a result of a defect, result in physical harm to a user or others around the user. We offer some of our customers a limited warranty for our physical products, and any such defects discovered in our products after commercial release could result in a loss of sales and users, which could seriously harm our business. Moreover, certain jurisdictions in which we operate require manufacturers of connected devices to comply with legal and contractual obligations that govern the way data generated by such connected devices is shared and used. If we are unable to comply with these and other regulatory requirements affecting our products in a timely manner, or if we face technical difficulties in the implementation of some requirements, we could become subject to investigations and enforcement actions, which could require additional financial and management resources, any may result in costly sanctions against our company.
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
We are currently, and expect to be in the future, party to lawsuits contending that we should be legally responsible for content created by our users or harms experienced or perpetrated by our users. These lawsuits can be expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.
We rely on a variety of Constitutional, statutory, and common-law frameworks that provide that we are not legally responsible for content created by our users, including the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, the First Amendment, and the fair-use doctrine. However, these provisions, statutes, and doctrines are subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments to the CDA each year since 2019 including, among other things, proposals that would narrow the scope of CDA protection, expand government enforcement power relating to content moderation concerns, or repeal the pertinent section of the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections and implicate U.S. constitutional protections. Some of these state-specific laws grant individuals a private right of action to sue to enforce these laws, with statutory damages. Although such state laws have been or can be expected to be challenged in court, if these laws are upheld or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch are enacted, such changes may decrease the protections provided by the CDA or previously accepted U.S. constitutional protections and expose us to lawsuits, penalties, and additional compliance obligations. If courts interpret the CDA more narrowly than they have historically done, this could expose us to additional lawsuits and potential judgments and seriously harm our business. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our products, business practices, or operations, and our business could be seriously harmed.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2025, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
The FDA and other state and foreign regulatory agencies regulate Spectacles. We may develop future products that are regulated as medical devices by the FDA or regulated by other governmental authorities around the world. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry. Unless there is an exemption, we must obtain regulatory approval from the FDA and potentially from corresponding agencies, or other applicable governmental authorities around the world, before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device or other regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring reporting to governmental authorities, requiring corrective action in the field, or involving interruption in supply. Our business could be seriously harmed if we fail to comply with applicable federal, state, or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, mandatory product recalls, or failure to obtain regulatory clearances or approvals.
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
Our ability to make principal or interest payments on, or to refinance, the Notes or other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The Notes began maturing in May 2025, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Credit Facility and the indentures governing the Notes, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business. Our indebtedness could also, among other things:
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
Risks Related to Taxes
Existing, new, and proposed tax laws and regulations that would affect the U.S. or foreign taxation of business activities, including the imposition of, or increase in, taxes based on gross revenue, could seriously harm our business, the financial markets, and the market price of our Class A common stock.
Reforming the taxation of international businesses has been a priority for policy makers at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. Legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBBA, enacted in 2025, the Inflation Reduction Act, or the IRA, enacted in 2022, and the Tax Cuts and Jobs Act enacted in 2017, made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E expenditures, over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. In addition, the provisions of the IRA include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that is imposed on such corporations. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is possible that changes in or interpretations under the OBBBA, the Tax Cuts and Jobs Act, the IRA, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
We continue to evaluate the impact that these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures could seriously harm our business.
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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $6.1 billion, U.S. state net operating loss carryforwards of approximately $4.4 billion, U.K. net operating loss carryforwards of approximately $4.7 billion, and Singapore net operating loss carryforwards of approximately $214.0 million. We also accumulated U.S. federal and state research tax credits of $916.5 million and $523.7 million, respectively, as of December 31, 2024. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar ownership change rules may apply under U.S. state tax laws, as well as in the United Kingdom and other jurisdictions where we have loss carryforwards. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2025, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From July 1, 2023 to June 30, 2025, the trading price of our Class A common stock ranged from $7.08 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the 2026 Notes, 2027 Notes, 2028 Notes, or 2030 Notes by holders are met before the close of business on the business day immediately preceding May 1, 2026, February 1, 2027, December 1, 2027, or May 1, 2030, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
The following table summarizes stock repurchase activity for the three months ended June 30, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
April 1 - April 30, 2025	25,963	$8.10	25,963	$33,199
May 1 - May 31, 2025	4,011	$8.29	4,011	$—
June 1 - June 30, 2025	—	$—	—	$—
Total	29,974		29,974
(1)In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. During the second quarter of 2025, we repurchased 30.0 million shares of our Class A common stock for $243.5 million, including costs associated with the repurchases.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm
On August 1, 2025, we held our 2025 annual meeting of stockholders. That same day, the holders of an aggregate of 231,626,943 shares of our Class C common stock, representing an aggregate of over 99% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Kelly Coffey, Joanna Coles, Liz Jenkins, Jim Lanzone, Scott D. Miller, Patrick Spence, Poppy Thorpe, and Fidel Vargas. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.
Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2025.
We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07.

Insider Trading Arrangements
During the quarter ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Evan Spiegel Co-Founder, Chief Executive Officer, and Director	5/2/2025	Modification (1)	X	3/10/2026	(2)
Liz Jenkins Director	5/29/2025	Adoption (3)	X	8/17/2026	Up to 22,764
Poppy Thorpe Director	6/9/2025	Adoption (3)	X	9/16/2026	Up to 71,108
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Represents the modification of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on September 10, 2024.
(2)Trading arrangement provides for the sale of a number of shares of Class A Common Stock held by Mr. Spiegel with a value equal to $30,000,000.
(3)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date
10.1+	Offer Letter, by and between Snap Inc. and Ajit Mohan, dated May 8, 2025.

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: August 5, 2025	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2025	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)