Form 10-Q
period 2025-09-30
Snap Inc
filed 2025-11-06
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,465,208,378 shares outstanding as of October 31, 2025
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of October 31, 2025
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 31, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,514	38,850	120,252	118,493
Stock-based compensation	260,363	260,229	759,587	783,292
Amortization of debt issuance costs and debt discount (premium)	686	2,717	7,778	6,667
Losses (gains) on debt and equity securities, net	1,182	536	15,774	12,166
(Gain) loss on extinguishment of debt	(29,795)	—	(96,734)	6,672
Other	2,985	2,200	14,542	(10,501)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(89,096)	(51,941)	102,032	73,350
Prepaid expenses and other current assets	(16,313)	11,914	(46,199)	(36,241)
Operating lease right-of-use assets	14,909	12,731	42,829	41,235
Other assets	161	3,090	7,054	(3,007)
Accounts payable	38,125	(16,642)	(21,818)	(112,287)
Accrued expenses and other current liabilities	23,926	19,331	9,053	46,771
Operating lease liabilities	1,325	(16,384)	(24,160)	(44,254)
Other liabilities	(943)	2,488	2,300	7,448
Net cash provided by (used in) operating activities	146,488	115,872	386,592	182,847
Cash flows from investing activities
Purchases of property and equipment	(53,044)	(44,041)	(154,959)	(146,551)
Purchases of strategic investments	—	—	(20,000)	(2,000)
Sales of strategic investments	11,050	557	11,050	1,572
Cash paid for acquisitions, net of cash acquired	—	—	(35,499)	—
Purchases of marketable securities	(388,652)	(705,066)	(1,015,317)	(1,945,590)
Sales of marketable securities	102,530	187,754	539,688	354,311
Maturities of marketable securities	220,203	337,985	785,317	1,170,066
Other	—	—	—	(100)
Net cash provided by (used in) investing activities	(107,913)	(222,811)	110,280	(568,292)
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	541,110	—	2,014,193	740,350
Purchase of capped calls	—	—	—	(68,850)
Proceeds from termination of capped calls	—	—	—	62,683
Proceeds from the exercise of stock options	—	10,304	—	12,798
Repurchases of Class A non-voting common stock	—	—	(500,573)	(311,069)
Deferred payments for acquisitions	—	—	(67,539)	(3,695)
Repurchases of convertible notes	(549,924)	—	(1,994,550)	(859,042)
Repayment of convertible notes	—	—	(36,240)	—
Other	(3,199)	—	(6,898)	(1,799)
Net cash provided by (used in) financing activities	(12,013)	10,304	(591,607)	(428,624)
Change in cash, cash equivalents, and restricted cash	26,562	(96,635)	(94,735)	(814,069)
Cash, cash equivalents, and restricted cash, beginning of period	928,937	1,065,028	1,050,234	1,782,462
Cash, cash equivalents, and restricted cash, end of period	$955,499	$968,393	$955,499	$968,393
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115
Costs and expenses:
Cost of revenue	674,220	638,907	1,967,132	1,802,577
Research and development	453,418	412,791	1,320,908	1,268,746
Sales and marketing	256,215	273,107	772,025	815,461
General and administrative	251,348	220,979	736,805	677,748
Total costs and expenses	1,635,201	1,545,784	4,796,870	4,564,532
Operating loss	(128,362)	(173,210)	(581,884)	(760,417)
Interest income	32,255	38,533	102,472	114,893
Interest expense	(34,494)	(5,883)	(85,500)	(15,739)
Other income (expense), net	27,570	(4,355)	75,816	(25,228)
Loss before income taxes	(103,031)	(144,915)	(489,096)	(686,491)
Income tax benefit (expense)	(510)	(8,332)	(16,602)	(20,466)
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.06)	$(0.09)	$(0.30)	$(0.43)
Diluted	$(0.06)	$(0.09)	$(0.30)	$(0.43)
Weighted average shares used in computation of net loss per share:
Basic	1,696,542	1,663,011	1,689,251	1,651,756
Diluted	1,696,542	1,663,011	1,689,251	1,651,756
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	1,766	18,022	4,296	14,555
Foreign currency translation	(596)	8,045	18,976	7,153
Total other comprehensive income (loss), net of tax	1,170	26,067	23,272	21,708
Total comprehensive loss	$(102,371)	$(127,180)	$(482,426)	$(685,249)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$953,317	$1,046,534
Marketable securities	2,040,060	2,329,745
Accounts receivable, net of allowance	1,248,011	1,348,472
Prepaid expenses and other current assets	235,099	182,006
Total current assets	4,476,487	4,906,757
Property and equipment, net	557,418	489,088
Operating lease right-of-use assets	520,187	530,441
Intangible assets, net	77,257	86,363
Goodwill	1,720,586	1,689,785
Other assets	226,015	233,914
Total assets	$7,577,950	$7,936,348
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$153,683	$173,197
Operating lease liabilities	43,468	24,885
Accrued expenses and other current liabilities	976,547	1,009,254
Short-term debt, net	46,951	36,212
Total current liabilities	1,220,649	1,243,548
Long-term debt, net	3,490,938	3,607,717
Operating lease liabilities, noncurrent	572,240	575,082
Other liabilities	66,773	59,240
Total liabilities	5,350,600	5,485,587
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,501,916 shares issued, 1,456,759 shares outstanding at September 30, 2025, and 3,000,000 shares authorized, 1,483,718 shares issued, 1,436,495 shares outstanding at December 31, 2024.	15	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2025 and December 31, 2024.	2	2
Treasury stock, at cost. 45,157 and 47,222 shares of Class A non-voting common stock at September 30, 2025 and December 31, 2024, respectively.	(440,476)	(460,620)
Additional paid-in capital	16,383,575	15,644,132
Accumulated deficit	(13,741,732)	(12,735,461)
Accumulated other comprehensive income (loss)	25,966	2,694
Total stockholders’ equity	2,227,350	2,450,761
Total liabilities and stockholders’ equity	$7,577,950	$7,936,348
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,428,200	$14	1,399,665	$14	1,436,495	$14	1,391,341	$14
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	700	—	—	—	884	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	28,139	1	17,128	—	75,492	1	52,235	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	5	—	—	—	10	—
Repurchases of Class A non-voting common stock	—	—	—	—	(57,293)	—	(27,885)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	420	—	564	—	2,065	—	1,477	—
Balance, end of period	1,456,759	15	1,418,062	14	1,456,759	15	1,418,062	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,528	—	22,523	—	22,528	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	—	—	—	—	5	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	(5)	—	—	—	(10)	—
Balance, end of period	22,523	—	22,523	—	22,523	—	22,523	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	45,577	(444,573)	48,287	(470,999)	47,222	(460,620)	49,200	(479,903)
Repurchases of Class A non-voting common stock	—	—	—	—	57,293	(500,573)	27,885	(311,069)
Retirement of Class A non-voting common stock	—	—	—	—	(57,293)	500,573	(27,885)	311,069
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(420)	4,097	(564)	5,497	(2,065)	20,144	(1,477)	14,401
Balance, end of period	45,157	(440,476)	47,723	(465,502)	45,157	(440,476)	47,723	(465,502)
Additional paid-in capital
Balance, beginning of period	—	16,127,309	—	15,126,248	—	15,644,132	—	14,613,404
Stock-based compensation expense	—	260,363	—	260,229	—	759,587	—	783,292
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	—	10,304	—	—	—	12,798
Purchase of capped calls	—	—	—	—	—	—	—	(68,850)
Termination of capped calls	—	—	—	—	—	—	—	62,683
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(4,097)	—	(5,497)	—	(20,144)	—	(14,401)
Other	—	—	—	—	—	—	—	2,358
Balance, end of period	—	16,383,575	—	15,391,284	—	16,383,575	—	15,391,284
Accumulated deficit
Balance, beginning of period	—	(13,638,191)	—	(12,591,315)	—	(12,735,461)	—	(11,726,536)
Net loss	—	(103,541)	—	(153,247)	—	(505,698)	—	(706,957)
Retirement of Class A non-voting common stock	—	—	—	—	—	(500,573)	—	(311,069)
Balance, end of period	—	(13,741,732)	—	(12,744,562)	—	(13,741,732)	—	(12,744,562)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	24,796	—	2,772	—	2,694	—	7,131
Other comprehensive income (loss), net of tax	—	1,170	—	26,067	—	23,272	—	21,708
Balance, end of period	—	25,966	—	28,839	—	25,966	—	28,839
Total stockholders’ equity	1,756,066	$2,227,350	1,719,935	$2,210,075	1,756,066	$2,227,350	1,719,935	$2,210,075
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
The following table represents our revenue disaggregated by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Advertising revenue	$1,317,119	$1,249,322	$3,701,536	$3,489,243
Other revenue	189,720	123,252	513,450	314,872
Total revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
North America (1) (2)	$870,030	$826,179	$2,479,359	$2,301,155
Europe (3)	285,800	241,342	763,266	676,620
Rest of World	351,009	305,053	972,361	826,340
Total revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $841.0 million and $2,395.6 million for the three and nine months ended September 30, 2025, respectively, and $798.7 million and $2,224.9 million for the three and nine months ended September 30, 2024, respectively.
(3)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.
Deferred revenue related to advertising and subscriptions, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $152.8 million and $112.8 million as of September 30, 2025 and December 31, 2024, respectively. We expect a substantial majority of our deferred revenue to be realized in less than one year.
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

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(88,030)	$(1,375)	$(14,136)	$(129,827)	$(2,076)	$(21,344)	$(429,615)	$(6,743)	$(69,340)	$(598,178)	$(9,642)	$(99,137)
Net loss attributable to common stockholders	$(88,030)	$(1,375)	$(14,136)	$(129,827)	$(2,076)	$(21,344)	$(429,615)	$(6,743)	$(69,340)	$(598,178)	$(9,642)	$(99,137)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,442,392	22,523	231,627	1,408,859	22,525	231,627	1,435,101	22,523	231,627	1,397,602	22,527	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,442,392	22,523	231,627	1,408,859	22,525	231,627	1,435,101	22,523	231,627	1,397,602	22,527	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$(0.09)	$(0.30)	$(0.30)	$(0.30)	$(0.43)	$(0.43)	$(0.43)
Diluted	$(0.06)	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$(0.09)	$(0.30)	$(0.30)	$(0.30)	$(0.43)	$(0.43)	$(0.43)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of September 30,
	2025	2024

	(in thousands)
Stock options	577	691
Unvested RSUs and RSAs	149,716	132,226
Convertible Notes (if-converted)	46,193	85,945
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2025:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested at December 31, 2024	134,253	$11.90
Granted	119,135	$8.66
Vested	(77,622)	$11.21
Forfeited	(26,050)	$10.90
Unvested at September 30, 2025	149,716	$9.85

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.3 billion as of September 30, 2025 and is expected to be recognized over a weighted-average period of 2.1 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
The following table summarizes the stock option award activity for the nine months ended September 30, 2025:

	Number of Class A Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share data)
Outstanding at December 31, 2024	680	$16.01	4.51	$253
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	(103)	$12.56	—	—
Outstanding at September 30, 2025	577	$16.62	3.69	$75
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, there was no unrecognized compensation cost related to stock options granted under the 2017 Plan.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$2,327	$1,333	$5,417	$4,408
Research and development	171,649	172,516	495,146	518,500
Sales and marketing	51,236	53,345	154,386	160,209
General and administrative	35,151	33,035	104,638	100,175
Total	$260,363	$260,229	$759,587	$783,292
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. For the nine months ended September 30, 2025, we repurchased and retired 57.3 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases.
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

5. Business Acquisitions
In the nine months ended September 30, 2025, the aggregate purchase consideration for business acquisitions was $41.7 million, which primarily consisted of cash. Of the aggregate purchase consideration, $24.5 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are deductible for tax purposes.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2024	$1,689,785
Goodwill acquired	24,549
Foreign currency translation	6,252
Balance as of September 30, 2025	$1,720,586
Intangible assets consisted of the following:

	As of September 30, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	1.3	$745	$(662)	$83
Technology	2.7	328,534	(264,828)	63,706
Patents	8.9	31,172	(17,704)	13,468
Total intangible assets		$360,451	$(283,194)	$77,257

	As of December 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Domain names	2.0	$745	$(613)	$132
Technology	2.3	308,333	(238,189)	70,144
Patents	8.8	39,373	(23,286)	16,087
Other	—	6,000	(6,000)	—
Total intangible assets		$354,451	$(268,088)	$86,363
Amortization of intangible assets was $11.5 million and $35.1 million for the three and nine months ended September 30, 2025, respectively, and $13.9 million and $47.5 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2025	$10,465
2026	26,879
2027	18,703
2028	8,099
2029	4,771
Thereafter	8,340
Total	$77,257
7. Debt
Senior Notes
2034 Notes
In August 2025, we entered into a purchase agreement with certain counterparties for the sale of $550.0 million principal amount of senior notes due in 2034 (the “2034 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2034 Notes were issued pursuant to an indenture dated August 12, 2025. The proceeds from the issuance of the 2034 Notes, net of $8.9 million in debt issuance costs, were $541.1 million and primarily used for the August 2025 repurchase transactions, as discussed below. In connection with the August 2025 repurchase transactions, $1.4 million of the debt issuance costs were expensed in the third quarter of 2025, with the remainder to be amortized to interest expense using the effective interest rate method.
The 2034 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on March 15, 2026 at a rate of 6.875% per year. The effective interest rate of the 2034 Notes is 6.86%. The 2034 Notes mature on March 15, 2034 unless repurchased or redeemed in accordance with their terms prior to such date.
We may redeem for cash all or any portion of the 2034 Notes, at our option, at any time prior to September 15, 2028 at a redemption price equal to 100% of the principal amount of the 2034 Notes to be redeemed plus any accrued and unpaid interest and a “make-whole” premium as provided in the indenture. Furthermore, until September 15, 2028, we may redeem up to 40% of the original aggregate principal amount of the 2034 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the 2034 Notes to be redeemed plus accrued and unpaid interest. In addition, we may redeem all or any portion of the 2034 Notes at any time on or after September 15, 2028 at the redemption prices set forth in the indenture, plus any accrued and unpaid interest.
The 2034 Notes include customary terms and covenants, including certain events of default, after which the 2034 Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the indenture, we will be required to make an offer to repurchase some or all of the 2034 Notes at a price equal to 101% of the principal amount of the 2034 Notes to be repurchased plus accrued and unpaid interest.
2033 Notes
In February 2025, we entered into a purchase agreement with certain counterparties for the sale of $1.50 billion principal amount of senior notes due in 2033 (the “2033 Notes” and collectively with the 2034 Notes, the “Senior Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The 2033 Notes were issued pursuant to an indenture dated February 14, 2025. The proceeds from the issuance of the 2033 Notes, net of $26.9 million in debt issuance costs, were $1.47 billion and primarily used for the February 2025 repurchase transactions, as discussed below. In connection with the February 2025 repurchase transactions, $6.5 million of the debt issuance costs were expensed in the first quarter of 2025, with the remainder to be amortized to interest expense using the effective interest rate method.

The 2033 Notes are unsecured and unsubordinated obligations. Interest is payable in cash semi-annually in arrears beginning on September 1, 2025 at a rate of 6.875% per year. The effective interest rate of the 2033 Notes is 5.81%. The 2033 Notes mature on March 1, 2033 unless repurchased or redeemed in accordance with their terms prior to such date.
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
The 2033 Notes include customary terms and covenants, including certain events of default, after which the 2033 Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the indenture, we will be required to make an offer to repurchase some or all of the 2033 Notes at a price equal to 101% of the principal amount of the 2033 Notes to be repurchased plus accrued and unpaid interest.
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
As of September 30, 2025, the if-converted value of the Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of September 30, 2025 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2025. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
Refer to Note 7 in our consolidated financial statements in the Annual Report for additional details.
2025 Note Repurchases
In February 2025, we entered into various privately negotiated repurchase transactions with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $45.3 million in aggregate principal amount of the 2026 Notes, $797.4 million in aggregate principal amount of the 2027 Notes, and $800.0 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $1.4 billion, which was $190.1 million below the carrying value of the repurchased notes. The February 2025 repurchase transactions were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $66.9 million gain on extinguishment in the first quarter of 2025. The portion accounted for as a debt modification resulted in a $128.3 million increase to the carrying value of the 2033 Notes, offset by $5.1 million of debt issuance costs carried over from the repurchased notes.
In August 2025, we entered into various privately negotiated repurchase transactions (the “August 2025 Note Repurchases, and collectively with the February 2025 repurchase transactions, the “2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $157.4 million in aggregate principal amount of the 2026 Notes, $246.3 million in aggregate principal amount of the 2027 Notes, and $185.8 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $549.9 million, which was $37.7 million below the carrying value of the repurchased notes. The August 2025 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $29.8 million gain on extinguishment in the third quarter of 2025. The portion accounted for as a debt modification resulted in a $8.3 million increase to the carrying value of the 2034 Notes, offset by $0.4 million of debt issuance costs carried over from the repurchased notes.
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
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.
The Senior Notes and the Convertibles Notes (collectively, the “Notes”) rank equally with each other and consist of the following:

	As of September 30, 2025				As of December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2025 Notes	$—	$—	$—	$—	$36,240	$(28)	$—	$36,212
2026 Notes	47,013	(62)	—	46,951	249,754	(624)	—	249,130
2027 Notes	106,318	(314)	—	106,004	1,150,000	(4,984)	—	1,145,016
2028 Notes	514,191	(2,354)	—	511,837	1,500,000	(8,982)	—	1,491,018
2030 Notes	750,000	(6,545)	(17,148)	726,307	750,000	(7,582)	(19,865)	722,553
Senior Notes:
2033 Notes	1,500,000	(23,938)	120,313	1,596,375	—	—	—	—
2034 Notes	550,000	(7,768)	8,183	550,415	—	—	—	—
Total debt	$3,467,522	$(40,981)	$111,348	$3,537,889	$3,685,994	$(22,200)	$(19,865)	$3,643,929
The following table summarizes interest expense related to our Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Contractual interest expense	$32,848	$1,897	$74,797	$5,437
Amortization of debt issuance costs	2,935	1,698	12,641	4,936
Amortization of debt discount (premium)	(2,411)	897	(5,351)	1,369
Total interest expense	$33,372	$4,492	$82,087	$11,742

Cash paid for interest was $58.1 million and $62.7 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $8.1 million for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, the remaining Capped Call Transactions were out-of-the-money.
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
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of September 30, 2025, we had $80.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.9 billion in commitments as of September 30, 2025, primarily due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers were named as defendants in a federal securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. In September 2025, we reached a preliminary settlement agreement to resolve this matter for $65.0 million, which we expect to be primarily covered by insurance. This settlement is subject to court approval. If the settlement is not approved, we will continue to litigate the case. Although we believe we have meritorious defenses to this lawsuit, litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business. The impact of this settlement on our consolidated financial statements is not expected to be material.
In August 2025, we and certain of our officers were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. Plaintiffs seek monetary damages and other relief. Although we believe we have meritorious defenses to this lawsuit, litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business. For this pending matter, it is not possible to estimate a reasonably possible loss or range of loss.
We are subject to various other legal proceedings and claims in the ordinary course of business, including certain patent, trademark, privacy, regulatory, and employment matters. The outcomes of these legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. Although occasional adverse decisions or settlements may occur, we do not currently believe that the final disposition of any of our other pending matters will seriously harm our business or materially impact our financial condition, results of operations, and cash flows.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2025. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2025.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2025 and 2042. Total operating lease costs were $26.5 million and $78.8 million for the three and nine months ended September 30, 2025, respectively, and $25.3 million and $75.9 million for the three and nine months ended September 30, 2024, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of September 30,
	2025	2024
Weighted-average remaining lease term	8.8	9.5
Weighted-average discount rate	6.1%	6.2%

The maturities of our operating lease liabilities as of September 30, 2025 were as follows:

Operating Leases
(in thousands)
Remainder of 2025	$10,471
2026	95,242
2027	95,536
2028	93,128
2029	89,072
Thereafter	436,031
Total lease payments	819,480
Less: Imputed interest	(203,772)
Present value of lease liabilities	$615,708
As of September 30, 2025, we had additional operating leases that have not yet commenced for facilities with lease obligations of $115.9 million. These operating leases will commence in 2026 with lease terms of approximately 12.7 years.
Cash payments included in the measurement of our operating lease liabilities were $27.6 million and $82.6 million for the three and nine months ended September 30, 2025, respectively, and $27.4 million and $84.5 million for the three and nine months ended September 30, 2024, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $0.6 million and $29.4 million for the three and nine months ended September 30, 2025, respectively, and $8.6 million and $44.1 million for the three and nine months ended September 30, 2024, respectively.
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
The following table summarizes our strategic investments held as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024

	(in thousands)
Initial cost	$113,261	$106,052
Cumulative upward adjustments	145,932	146,201
Cumulative downward adjustments, including impairments	(77,533)	(63,910)
Carrying value	$181,660	$188,343

Gains and losses recognized during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$—	$—	$2,109	$(60)
Unrealized gains on strategic investments still held at the reporting date	586	60	586	334
Unrealized losses, including impairments, on strategic investments still held at the reporting date	—	(372)	(14,881)	(7,411)
Gains (losses) on strategic investments, net	$586	$(312)	$(12,186)	$(7,137)
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of September 30, 2025 and December 31, 2024:

		As of September 30, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$429,427	$—	$—	$429,427
Cash equivalents:
Money market funds	Level 1	512,632	—	—	512,632
U.S. government securities	Level 1	1,998	—	—	1,998
Commercial paper	Level 2	3,859	—	—	3,859
Corporate debt securities	Level 2	5,401	—	—	5,401
Total cash and cash equivalents		953,317	—	—	953,317
Marketable debt securities:
U.S. government securities	Level 1	1,919,087	6,308	(198)	1,925,197
Corporate debt securities	Level 2	103,903	108	(38)	103,973
Total marketable debt securities		2,022,990	6,416	(236)	2,029,170
Total		$2,976,307	$6,416	$(236)	$2,982,487

		As of December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$348,251	$—	$—	$348,251
Cash equivalents:
Money market funds	Level 1	694,323	—	(30)	694,293
U.S. government securities	Level 1	3,991	—	(1)	3,990
Total cash and cash equivalents		1,046,565	—	(31)	1,046,534
Marketable debt securities:
U.S. government securities	Level 1	2,186,192	4,984	(3,292)	2,187,884
Corporate debt securities	Level 2	129,217	229	(5)	129,441
Total marketable debt securities		2,315,409	5,213	(3,297)	2,317,325
Total		$3,361,974	$5,213	$(3,328)	$3,363,859
Gross unrealized losses on marketable debt securities were not material for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of September 30, 2025, $1.0 billion of our total $2.0 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $10.9 million and $12.4 million as of September 30, 2025 and December 31, 2024, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$—	$—	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(1,956)	(439)	(4,282)	(5,179)
Gains (losses) on publicly traded equity securities, net	$(1,956)	$(439)	$(4,282)	$(5,179)
We carry our Notes at face value less the unamortized debt issuance costs on our consolidated balance sheets, to the extent each such Note remains outstanding during the applicable period, and present the fair value for disclosure purposes only. As of September 30, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, 2033 Notes, and 2034 Notes was $45.5 million, $98.2 million, $459.9 million, $644.2 million, $1,533.0 million, and $557.7 million respectively. As of December 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes was $35.5 million, $242.7 million, $998.5 million, $1,226.6 million, and $635.6 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Notes in an over-the-counter market on the last business day of the period.

Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows.

	As of September 30,
	2025	2024

	(in thousands)
Cash and cash equivalents	$953,317	$964,967
Restricted cash, included in other assets	2,182	3,426
Total cash, cash equivalents, and restricted cash	$955,499	$968,393
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $0.5 million and $16.6 million for the three and nine months ended September 30, 2025, respectively, and $8.3 million and $20.5 million for the three and nine months ended September 30, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA repealed the mandatory capitalization of domestic research and experimental expenditures for tax years beginning after December 31, 2024. As a result, U.S. tax expense accrued during 2025 under the prior capitalization rules was reversed, resulting in a tax benefit in the third quarter of 2025. The overall impact of OBBBA was not material to our consolidated financial statements for the three and nine months ended September 30, 2025.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance at December 31, 2024	$1,730	$964	$2,694
Other comprehensive income (loss) before reclassifications	3,631	18,976	22,607
Amounts reclassified from AOCI (1)	665	—	665
Net current period other comprehensive income (loss)	4,296	18,976	23,272
Balance at September 30, 2025	$6,026	$19,940	$25,966
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Restructuring
2024 Restructuring
In the first quarter of 2024, we announced a plan to reduce hierarchy and concentrate our team members in major hub locations to support in-person collaboration, resulting in the reduction of our global headcount by approximately 10%. Restructuring charges associated with the 2024 restructuring were immaterial for the three months ended September 30, 2024. We completed the 2024 restructuring in the second quarter of 2024.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115

Less:
Infrastructure costs	404,332	373,873	1,174,157	1,061,164
Content and developer partner costs	154,231	161,544	467,567	455,412
Advertising partner and other costs	112,245	101,144	315,805	275,464
Operating expenses	653,993	604,051	1,925,724	1,779,477
Stock-based compensation and related payroll and other tax expense	267,886	266,322	793,365	806,086
Depreciation and amortization	42,514	38,850	120,252	114,878
Other segment items (1)	(24,821)	(19,963)	(76,186)	18,591
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax benefit (expense) as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $72.1 million for the nine months ended September 30, 2024. No restructuring charges were incurred for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.
The following table represents our long-lived assets, which include property and equipment, net and operating lease right-of-use assets, by geography:

	As of September 30, 2025	As of December 31, 2024

	(in thousands)
United States	$713,188	$682,173
United Kingdom	233,318	248,243
Rest of world (1)	131,099	89,113
Total long-lived assets, net	$1,077,605	$1,019,529
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.
16. Subsequent Events
In November 2025, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be initiated, modified, suspended, or terminated at any time during such period.

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
Overview of Third Quarter 2025 Results
Our key user metrics and financial results for the three months ended September 30, 2025 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 8% year-over-year to 477 million.
•Average revenue per user, or ARPU, was $3.16, compared to $3.10 in the prior year.
Financial Results
•Revenue was $1,506.8 million, compared to $1,372.6 million in the prior year, an increase of 10% year-over-year.
•Total costs and expenses were $1,635.2 million, compared to $1,545.8 million in the prior year.
•Net loss was $103.5 million, compared to $153.2 million in the prior year.
•Adjusted EBITDA was $182.0 million, compared to $132.0 million in the prior year.
•Diluted net loss per share was $(0.06), compared to $(0.09) in the prior year.
•Cash provided by operating activities was $146.5 million, compared to $115.9 million in the prior year.
•Free Cash Flow was $93.4 million, compared to $71.8 million in the prior year.
•Cash, cash equivalents, and marketable securities were $3.0 billion as of September 30, 2025.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 477 million DAUs on average in the third quarter of 2025, an increase of 34 million, or 8%, from the third quarter of 2024.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
406
414
422
432
443
453
460
469
477
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

YoY growth:	12%	10%	10%	9%	9%	9%	9%	9%	8%	(2)
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

120
110
100
90
80
70
60
50
40
30
20
10
0
101
100
100
100
100
100
99
98
98
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

YoY growth:	1%	—%	(1)%	—%	—%	(1)%	(1)%	(2)%	(3)%	7%	4%	4%	3%	4%	4%	3%	3%	1%
(3)North America includes Mexico, the Caribbean, and Central America.
(4)Europe includes Russia and Turkey.

Rest of World

280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
211
218
226
235
244
254
262
271
280
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

YoY growth:	21%	19%	19%	16%	16%	17%	16%	15%	15%
Monetization
We recorded revenue of $1,506.8 million for the three months ended September 30, 2025, compared to revenue of $1,372.6 million for the same period in 2024, an increase of 10% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.16 in the third quarter of 2025, compared to $3.10 in the third quarter of 2024. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
2.93
3.29
2.83
2.86
3.10
3.44
2.96
2.87
3.16
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
7.82
8.96
7.44
7.67
8.54
9.73
8.41
8.33
9.20
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Russia and Turkey. Effective March 2022, we halted advertising sales to Russian and Belarusian entities.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
0.96
1.03
1.13
1.02
1.09
1.19
1.17
0.96
1.11
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115
Costs and expenses (1) (2):
Cost of revenue	674,220	638,907	1,967,132	1,802,577
Research and development	453,418	412,791	1,320,908	1,268,746
Sales and marketing	256,215	273,107	772,025	815,461
General and administrative	251,348	220,979	736,805	677,748
Total costs and expenses	1,635,201	1,545,784	4,796,870	4,564,532
Operating loss	(128,362)	(173,210)	(581,884)	(760,417)
Interest income	32,255	38,533	102,472	114,893
Interest expense	(34,494)	(5,883)	(85,500)	(15,739)
Other income (expense), net	27,570	(4,355)	75,816	(25,228)
Loss before income taxes	(103,031)	(144,915)	(489,096)	(686,491)
Income tax benefit (expense)	(510)	(8,332)	(16,602)	(20,466)
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Adjusted EBITDA (3)	$182,038	$131,962	$331,733	$232,598
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,327	$1,333	$5,417	$4,408
Research and development	171,649	172,516	495,146	518,500
Sales and marketing	51,236	53,345	154,386	160,209
General and administrative	35,151	33,035	104,638	100,175
Total	$260,363	$260,229	$759,587	$783,292
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,016	$965	$3,941	$4,987
Research and development	27,127	24,798	74,963	75,305
Sales and marketing	5,487	4,953	15,418	14,614
General and administrative	8,884	8,134	25,930	23,587
Total	$42,514	$38,850	$120,252	$118,493
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	45	47	47	47
Research and development	30	30	31	33
Sales and marketing	17	20	18	21
General and administrative	17	16	18	19
Total costs and expenses	109	113	114	120
Operating loss	(9)	(13)	(14)	(20)
Interest income	2	2	2	3
Interest expense	(2)	—	(2)	—
Other income (expense), net	2	—	2	(1)
Loss before income taxes	(7)	(11)	(12)	(18)
Income tax benefit (expense)	—	—	—	(1)
Net loss	(7)%	(11)%	(12)%	(19)%
Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue	$1,506,839	$1,372,574	$4,214,986	$3,804,115
Revenue as a dollar change		$134,265		$410,871
Revenue as a percentage change		10%		11%
Revenue for the three and nine months ended September 30, 2025 increased $134.3 million and $410.9 million, respectively, compared to the same periods in 2024. The increase was driven by a $67.8 million and $212.3 million increase in advertising revenue for the three and nine months ended September 30, 2025, respectively. The increase in advertising revenue is due to a year-over-year increase in global advertising impressions volume of approximately 22% and 18% for the three and nine months ended September 30, 2025, respectively, which is driven by expanded advertising delivery within Sponsored Snaps and Spotlight. The increase in advertising revenue was partially offset by a year-over-year decrease in the cost per advertising impression of approximately 13% and 10% for the three and nine months ended September 30, 2025, respectively, which is driven by strong growth in impressions delivery. The increase in total revenue was also driven by a $66.5 million and $198.6 million increase in other revenue for the three and nine months ended September 30, 2025, respectively, which is due to higher subscription revenue due to growth in the number of subscribers.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Cost of Revenue	$674,220	$638,907	$1,967,132	$1,802,577
Cost of Revenue as a dollar change		$35,313		$164,555
Cost of Revenue as a percentage change		6%		9%
Cost of revenue for the three and nine months ended September 30, 2025 increased $35.3 million and $164.6 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by a $30.5 million and $113.0 million increase in infrastructure costs for the three and nine months ended September 30, 2025, respectively, attributable to DAU growth as well as investments in machine learning and AI.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Research and Development Expenses	$453,418	$412,791	$1,320,908	$1,268,746
Research and Development Expenses as a dollar change		$40,627		$52,162
Research and Development Expenses as a percentage change		10%		4%
Research and development expenses for the three and nine months ended September 30, 2025 increased $40.6 million and $52.2 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily due to investments in product development, including higher employee compensation due to additional research and development headcount. The increase for the nine months ended September 30, 2025 was partially offset by $38.8 million in restructuring charges primarily recognized in the first quarter of 2024.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Sales and Marketing Expenses	$256,215	$273,107	$772,025	$815,461
Sales and Marketing Expenses as a dollar change		$(16,892)		$(43,436)
Sales and Marketing Expenses as a percentage change		(6)%		(5)%
Sales and marketing expenses for the three and nine months ended September 30, 2025 decreased $16.9 million and $43.4 million, respectively, compared to the same periods in 2024. The decrease in both periods was primarily driven by the timing of marketing events occurring in the prior year and lower advertising and marketing investments, partially offset by higher employee compensation due to additional sales and marketing headcount. The decrease for the nine months ended September 30, 2025 was further driven by $19.9 million in restructuring charges primarily recognized in the first quarter of 2024.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
General and Administrative Expenses	$251,348	$220,979	$736,805	$677,748
General and Administrative Expenses as a dollar change		$30,369		$59,057
General and Administrative Expenses as a percentage change		14%		9%
General and administrative expenses for the three and nine months ended September 30, 2025 increased $30.4 million and $59.1 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by higher spend on external professional services, including legal-related expenses. The increase for the nine months ended September 30, 2025 was partially offset by $10.3 million in restructuring charges primarily recognized in the first quarter of 2024.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Interest Income	$32,255	$38,533	$102,472	$114,893
Interest Income as a dollar change		$(6,278)		$(12,421)
Interest Income as a percentage change		(16)%		(11)%
Interest income for the three and nine months ended September 30, 2025 decreased $6.3 million and $12.4 million, respectively, compared to the same periods in 2024. The decrease was primarily driven by lower interest rates.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Interest Expense	$(34,494)	$(5,883)	$(85,500)	$(15,739)
Interest Expense as a dollar change		$(28,611)		$(69,761)
Interest Expense as a percentage change		486%		443%
Interest expense for the three and nine months ended September 30, 2025 increased $28.6 million and $69.8 million, respectively, compared to the same periods in 2024. The increase in both periods was primarily driven by additional interest expense on our 2033 Notes and 2034 Notes which were issued in February 2025 and August 2025, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
	(NM = Not Meaningful)
Other Income (Expense), Net	$27,570	$(4,355)	$75,816	$(25,228)
Other Income (Expense), Net as a dollar change		$31,925		$101,044
Other Income (Expense), Net as a percentage change		NM		401%
Other income, net for the three months ended September 30, 2025 was primarily driven by a $29.8 million gain on extinguishment associated with the August 2025 Note Repurchases, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. Other expense, net for the three months ended September 30, 2024 was not material.
Other income, net for the nine months ended September 30, 2025 was primarily driven by $96.7 million in total gains on extinguishment associated with the 2025 Note Repurchases, partially offset by $12.2 million in net losses on strategic investments. Other expense, net for the nine months ended September 30, 2024 was primarily driven by $7.1 million in net losses on strategic investments, a $6.7 million net loss on extinguishment associated with the 2024 Note Repurchases, and $5.2 million in unrealized losses on publicly traded securities classified as marketable securities.
Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Income Tax Benefit (Expense)	$(510)	$(8,332)	$(16,602)	$(20,466)
Income Tax Benefit (Expense) as a dollar change		$7,822		$3,864
Income Tax Benefit (Expense) as a percentage change		94%		19%
Effective Tax Rate	(0.5)%	(5.7)%	(3.4)%	(3.0)%
Income tax expense for the three and nine months ended September 30, 2025 was $0.5 million and $16.6 million, respectively, compared to an income tax expense of $8.3 million and $20.5 million, respectively, for the same periods in 2024. The decrease in both periods was primarily due to a tax benefit recognized in the third quarter of 2025 following the enactment of the One Big Beautiful Bill Act (“OBBBA”). OBBBA, enacted on July 4, 2025, repealed the mandatory capitalization of domestic research and experimental expenditures for tax years beginning after December 31, 2024. As a result, U.S. tax expense accrued during 2025 under the prior capitalization rules was reversed in the third quarter of 2025.
Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net Loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Net Loss as a dollar change		$49,706		$201,259
Net Loss as a percentage change		32%		28%

Adjusted EBITDA	$182,038	$131,962	$331,733	$232,598
Adjusted EBITDA as a dollar change		$50,076		$99,135
Adjusted EBITDA as a percentage change		38%		43%
Net loss for the three and nine months ended September 30, 2025 was $103.5 million and $505.7 million, respectively, compared to $153.2 million and $707.0 million, respectively, for the same periods in 2024. The fluctuations in net loss for both periods were primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and nine months ended September 30, 2025 was $182.0 million and $331.7 million, respectively, compared to $132.0 million and $232.6 million, respectively, for the same periods in 2024. The fluctuations for both periods were primarily attributable to increased revenue and lower sales and marketing expenses, partially offset by higher cost of revenue, research and development expenses, and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $3.0 billion as of September 30, 2025, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government and agency securities, money market funds, corporate debt securities, certificates of deposit, commercial paper, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of September 30, 2025, approximately 6.2% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance is sufficient to fund our working capital needs.
As of September 30, 2025, we had $1.05 billion of revolving credit facilities, of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for all credit facilities are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2025, we had $80.3 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

Material Cash Requirements
Debt
As of September 30, 2025, we had outstanding debt in the form of senior unsecured notes and senior convertible notes for an aggregate principal amount of $3.5 billion, which mature from 2026 through 2034. Short-term and long-term future interest payment obligations as of September 30, 2025 were $149.3 million and $969.8 million, respectively.
Under certain circumstances, holders of the Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of September 30, 2025 the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2025.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.9 billion in commitments, as of September 30, 2025, primarily due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements.
Stock Repurchases
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. For the nine months ended September 30, 2025, we repurchased and retired 57.3 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases.
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

Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$386,592	$182,847
Net cash provided by (used in) investing activities	110,280	(568,292)
Net cash provided by (used in) financing activities	(591,607)	(428,624)
Change in cash, cash equivalents, and restricted cash	$(94,735)	$(814,069)
Free Cash Flow (1)	$231,633	$36,296
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $386.6 million for the nine months ended September 30, 2025, compared to $182.8 million for the same period in 2024, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $759.6 million, depreciation and amortization expense of $120.3 million, and gains on debt extinguishment of $96.7 million. Net cash provided by operating activities for the nine months ended September 30, 2025 was also driven by a $102.0 million decrease in accounts receivable due to the timing of collections, partially offset by a $21.8 million decrease in accounts payable primarily due to the timing of payments.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $110.3 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $568.3 million for the same period in 2024. Our investing activities for the nine months ended September 30, 2025 primarily consisted of maturities of marketable securities of $785.3 million and sales of marketable securities of $539.7 million, partially offset by purchases of marketable securities of $1,015.3 million and purchases of property and equipment of $155.0 million. Our investing activities for the nine months ended September 30, 2024 primarily consisted of purchases of marketable securities of $1.9 billion and purchases of property and equipment of $146.6 million, partially offset by maturities of marketable securities of $1.2 billion and sales of marketable securities of $354.3 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $591.6 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $428.6 million for the same period in 2024. Our financing activities for the nine months ended September 30, 2025 primarily consisted of the 2025 Note Repurchases for $2.0 billion, repurchases of our Class A common stock for $500.6 million, deferred payments for acquisitions of $67.5 million, and the repayment of the 2025 Notes for $36.2 million, partially offset by the issuance of the 2033 Notes and 2034 Notes for total net proceeds of $2.0 billion. Our financing activities for the nine months ended September 30, 2024 primarily consisted of the 2024 Note Repurchases for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the 2030 Capped Call Transactions for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million.
Free Cash Flow
Free Cash Flow was $231.6 million for the nine months ended September 30, 2025, compared to $36.3 million for the same period in 2024. Free Cash Flow in all periods was composed of net cash provided by (used in) operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $155.0 million for the nine months ended September 30, 2025, compared to $146.6 million for the same period in 2024. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”

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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$146,488	$115,872	$386,592	$182,847
Less:
Purchases of property and equipment	(53,044)	(44,041)	(154,959)	(146,551)
Free Cash Flow	$93,444	$71,831	$231,633	$36,296

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(103,541)	$(153,247)	$(505,698)	$(706,957)
Add (deduct):
Interest income	(32,255)	(38,533)	(102,472)	(114,893)
Interest expense	34,494	5,883	85,500	15,739
Other (income) expense, net	(27,570)	4,355	(75,816)	25,228
Income tax (benefit) expense	510	8,332	16,602	20,466
Depreciation and amortization	42,514	38,850	120,252	114,878
Stock-based compensation expense	260,363	260,229	759,587	773,890
Payroll and other tax expense related to stock-based compensation	7,523	6,093	33,778	32,196
Restructuring charges (1)	—	—	—	72,051
Adjusted EBITDA	$182,038	$131,962	$331,733	$232,598
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and equity price risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion as of both September 30, 2025 and December 31, 2024. We had marketable securities totaling $2.0 billion and $2.3 billion as of September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities generally consist of U.S. government debt and agency securities, publicly traded equity securities, corporate debt securities, certificates of deposit, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $19.9 million and $22.5 million decrease in the market value of our cash equivalents and marketable securities as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, we had aggregate principal amounts of debt outstanding of $3.5 billion and $3.7 billion, respectively. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. All strategic investments are reviewed periodically for impairment. Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our total strategic investments had carrying values of $181.7 million and $188.3 million as of September 30, 2025 and December 31, 2024, respectively. Our investments in publicly traded equity securities had carrying values of $10.9 million and $12.4 million as of September 30, 2025 and December 31, 2024, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Securities-Related Matters
On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Plaintiffs seek monetary damages and other relief. We recently settled this case, but that settlement is subject to court approval. If the settlement is not approved, we will continue to litigate the case. Although we believe we have meritorious defenses to the lawsuit, litigation is inherently uncertain and an unfavorable outcome could seriously harm our business.
On August 21, 2025, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. Plaintiffs seek monetary damages and other relief. We believe we have meritorious defenses to the lawsuit, and will defend it vigorously, but litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business.
Platform-Related Matters
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials are scheduled for the individual plaintiff bellwether cases in the JCCP starting in January 2026. A putative class action asserting similar allegations was also filed in Canada.
Numerous school districts, municipalities and tribal nations have filed public nuisance and other claims based on similar allegations, which also were consolidated in either the MDL or JCCP. In the JCCP proceeding, the court dismissed the school district and municipality plaintiffs’ claims without prejudice, which ruling is now on appeal. Some of those dismissed plaintiffs have refiled their claims in the MDL or other venue. Trials are scheduled for the school district bellwether cases in the MDL starting in June 2026. We have received similar claims in Canada and Israel.
Beginning on January 30, 2024, certain U.S. state attorneys general have filed lawsuits against us in their respective state courts making similar allegations as well as allegations regarding harmful and mature content, child safety concerns, sexual exploitation of minors, misuse by bad actors, unlawful data collection, privacy violations, and allegedly misleading safety and marketing campaigns. These lawsuits assert various legal claims, including violations of state consumer protection laws, unfair business practices, product liability, and negligence.
On October 13, 2022, we were named as a defendant in a lawsuit in Los Angeles Superior Court alleging that we should be responsible for the deaths of young people who died from ingesting fatal doses of fentanyl after allegedly communicating on Snapchat with drug dealers concerning drug transactions. Other similar lawsuits were filed on behalf of other families, which were coordinated with the first-filed case and assigned to the same judge. On January 2, 2024, the judge granted in part and overruled in part our demurrer to the lawsuit, allowing several of the claims to proceed.
On January 16, 2025, the U.S. Federal Trade Commission referred a complaint against us to the Department of Justice that pertains to our deployment of our My AI feature and the allegedly resulting risks of harm to young users. The DOJ did not act on the referred complaint within the time defined by statute, thereby returning the complaint to the FTC’s jurisdiction. The FTC has not taken further action to advance the complaint, and we have no indication they will do so.
We believe we have meritorious defenses to these lawsuits, and plan to continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business.

We are also subject to government investigations and inquiries from multiple regulators in various jurisdictions globally concerning the use of our products and features, and the alleged mental and physical health and safety impacts on users, in particular younger users. We plan to continue to engage with the regulators productively and believe we have meritorious defenses to any legal proceedings that may arise out of these investigations and inquiries, but any legal proceedings that may arise are inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business. Any violation of existing or future regulatory orders or consent decrees, or new regulatory investigations or proceedings, could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
For information regarding legal proceedings in which we are involved, see other sections of this Quarterly Report on Form 10-Q, including sections titled Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” which are incorporated by reference.

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
We believe that this impact on our targeting, measurement, and optimization capabilities has negatively affected and may continue to negatively affect our operating results. In addition, our ad business is seasonal, volatile, and cyclical, which could result in fluctuations in our quarterly revenues and operating results, including business prospect expectations.
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

2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, these changes may cause friction by our users, advertisers, or partners, resulting in disruptions or declines in our DAUs, user activity, or financial performance. In addition, we have and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced significant growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again. Many of our competitors have significantly more resources and larger market shares than we do, which gives them advantages over us that can make it more difficult for us to succeed.
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
We had 477 million daily active users, or DAUs, on average in the quarter ended September 30, 2025. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws and regulations currently, and may in the future, apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate contextual, behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and current laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
Google and Amazon provide distributed computing infrastructure platforms for business operations, commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google Cloud and AWS. Our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. We have experienced infrastructure outages by our service providers, and expect to experience more outages in the future. Given this, any significant disruption of or interference with Google Cloud or AWS, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation if the level of service decreases. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2025, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and services may fail to increase the engagement of our users, advertisers, or partners, may result in friction for our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in January 2023, we made changes to our advertising platform, which we believe will lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. The short- and long-term impact of any major change, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, we may experience disruptions or declines in our DAUs, user activity, or financial performance. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, evolving the user experience, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, and in 2023, we launched My AI, an artificial intelligence powered chatbot. Such new lines of business, new products, evolving user experiences, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community, attract or retain users, generate sufficient revenue or operating margin, or provide positive returns on our investment. We frequently launch new products and they may have technical issues that diminish the performance of our application, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
We may not be successful in our strategy for and investments in our physical products, which could seriously harm our business.
We may not be successful in our strategy and investments for our physical products, which could seriously harm our business. We believe in computing that naturally integrates our digital experience with the physical world. We are investing in the future of augmented reality, and in 2025 we announced that we would release our next generation of Spectacles in 2026. We expect that our strategy for and investments in our physical products, including wearables and our firmware and operating system, will continue to be a complex, evolving, and a long-term initiative that will involve the development of new and emerging technologies, including reliance on and collaboration with developers and partners. However, this ecosystem may not develop at pace with our expectations, and market acceptance and adoption of features, products, and services we build, or expect to build, is uncertain. We also regularly evaluate our product roadmaps and make strategic shifts as our understanding of the technological challenges and market landscape evolve. In addition, we have limited experience with consumer hardware products, which may allow other companies to compete more effectively than us. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the augmented reality ecosystem or to develop products that operate effectively with adjacent technologies, products, systems, networks, or standards. Our efforts in our physical products may also divert resources and management attention from other parts of our business. We expect to continue to make significant investments in augmented reality and other related technologies to support these efforts, and our ability to support these efforts is dependent on other parts of our business. In addition, as these initiatives evolve, we may be subject to a variety of current or new laws and regulations in the U.S. and internationally, including in the areas of privacy, security, safety, ecodesign, AI, competition, content regulation, tariffs, export controls, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management attention, or otherwise seriously harm our business. These may also include consumer finance regulation and other consumer protection laws that inhibit our ability to implement our preferred distribution models for our physical products in some countries. As a result of these and other factors, our strategy for and investments in our physical products, including wearables, may not be successful in the foreseeable future, or at all, which could seriously harm our business.
If our efforts to attract prospective subscribers to Snapchat+, retain existing subscribers, and effectively continue to monetize Snapchat+ and other non-advertising products and services are not successful, our revenue will be adversely affected.
Our ability to generate non-advertising revenue depends on retaining, expanding, and effectively monetizing our total user base, including by increasing the number of subscribers to Snapchat+ and finding ways to monetize our other products and services. We must convince prospective subscribers of the benefits of Snapchat+ and our existing subscribers of the continuing value of Snapchat+. Our ability to attract new subscribers, retain existing subscribers, and engage active subscribers depends in large part on our ability to continue to maintain, improve, and introduce new features available on Snapchat+. We may in the future adjust our subscription pricing and plans which may not be well-received by our community and could negatively impact our ability to attract and retain subscribers or generate revenue. If we fail to offer compelling product offerings with competitive pricing that users perceive to be of value, our ability to grow or sustain the reach of Snapchat+, attract and retain subscribers, and monetize our products and services may be adversely affected. In addition, our efforts to create other non-advertising revenue products and services may not be successful and may seriously impact our business.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2025, we had an accumulated deficit of $13.7 billion and for the three months ended September 30, 2025, we had a net loss of $103.5 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In February 2023, we implemented our return to office plan that requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, fluctuating interest rates, intensified restrictions on immigration or the availability of visas, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Recently, there has also been increased scrutiny of companies’ human capital practices and initiatives. Negative perception of certain of these practices and initiatives, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information or facilitate access to our sensitive information or systems, malware, malicious code, hacking, credential stuffing, denial of service, and other threats. These attacks may use, or may be enhanced or facilitated by, artificial intelligence, including the use of image, video, or audio deepfakes, or agentic AI used to facilitate attacks or vulnerability discovery and exploitation at scale. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
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
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms designed to prevent these account takeovers. User credentials may be obtained on- or off-platform, including through breaches of third-party platforms and services, information stealers, malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access personal data, further compromise additional accounts, engage in fraudulent advertising, or other on-platform harms. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals. Because of our global and varied user base, we may also be the target of commercial exploits and other internal and external attack methodologies by commercial spyware vendors, nation states, or nation-state supported groups, which have targeted users and the data we process about them and sought to use insiders to obtain user or employee data at peer technology companies.
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
Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems, and to implement patches, upgrades and fixes provided by the third parties upon which we rely, and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. However, we and our third party providers have not detected, become aware of, and remediated, and may not in the future detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers have experienced, and may in the future experience, delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
While we have implemented security measures, including encryption, designed to protect against cyberattacks and other security incidents, there can be no assurance that these measures will be effective. If any of these or similar events occur, our or our third-party partners’ sensitive information and information technology systems could be accessed, acquired, modified, destroyed, lost, altered, encrypted, or disclosed in an unauthorized, unlawful, accidental, or other improper manner, resulting in a security incident or other interruption. It may be difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
We have in the past experienced, and may in the future experience, actual and attempted cyberattacks and other security incidents that impact the confidentiality, availability, or integrity of sensitive information, including as a result of insider threats, employee error, vendor breaches, and other causes. Any cyberattack or other security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new, complex, and overlapping disclosure requirements for cybersecurity events on accelerated timelines, which we may not be able to meet based on the facts and circumstances of a cybersecurity event. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations. In addition, our estimates for revenue and DAU by user location may also be affected by data limitations and other challenges in measuring user locations. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address. If a user utilizes a proxy server or if there are other data limitations, we may not be able to accurately reflect the user’s actual location. The increasing availability and use of proxy servers, and other geolocation-masking tools, makes it more challenging to effectively determine our users’ location and effectively attribute a user to a region, which may diminish the perceived effectiveness of our products and services, and seriously harm our business. Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user visits Snapchat through our applications or websites, and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAU and other metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology, data used, data limitations, or other challenges in measuring large online and mobile populations. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
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

Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have passed or have been proposed, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring age verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, limiting the use of minors’ personal data, and requiring parental consent or providing for other parental controls or rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, require us to use and incur the costs of certain age assurance and verified parental consent providers, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data from users, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights include the right to access, correct, or delete certain personal data, appeal the denial of a right, and to opt-out of or limit certain data processing activities, such as targeted advertising, profiling, and artificial intelligence, including automated decision-making. The exercise of these rights impacts our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.
Additionally, several jurisdictions in which we operate have enacted statutes banning or restricting the collection of biometric information. Certain of these laws provide for substantial penalties and statutory damages and have generated significant class action activity. Although we maintain the position that our technologies do not collect any biometric information that is used to identify individuals, we have in the past, and may in the future, settle these disputes to avoid potentially costly litigation and have in certain instances made changes to our products in an abundance of caution.
Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually obligated to comply. Moreover, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security, including statements relied on by our users, advertisers, and business partners. If these policies, materials, or statements are found to be deficient, lacking transparency or adequate notice, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences, including class action litigation or mass arbitration demands.
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some federal privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties (such as government agencies and civil litigants) to obtain private communications between users, which in turn may negatively impact users’ experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient. These obligations may necessitate changes to our products and services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted us and some of our competitors, including by investigating data processing activities and in the past have issued large fines to our competitors. Such investigations and enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore are at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions, whether against us or our competitors, could require us to fundamentally change our business model, and seriously harm our business.
We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use or transfer personal data. Certain regulators may prohibit our use of certain personal data as a result of enforcement actions or similar proceedings. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for substantial statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. The DOJ has not taken action on the referred complaint and the time defined by statute for the DOJ to do so has expired, thereby returning the complaint to the FTC’s jurisdiction. To date, the FTC has not taken further action on the complaint, and we have no indication they will do so. Any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
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
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various federal, state, and foreign legislative and regulatory bodies. We are, have been, and could in the future be subject to governmental and regulatory investigations and inquiries relating to the use and operation of AI, including the use of generative AI in our products and services. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed or threatened, may also make it harder for us to use AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling, detection and provenance of AI-generated content. If applicable, such obligations may, and in the case of the EU AI Act will, require us to change our products or business practices in order to comply. Individuals are also increasingly aware of and resistant to the use of their personal data in AI systems and for AI training, which could limit our ability to develop, deploy, train, and ensure the safety of our AI products and services, and if we fail to provide adequate transparency to users, we could lose the trust of our users, be subject to litigation or regulatory enforcement, or other harms to our business. Additionally, if our AI products fail to perform as intended, produce outputs that are harmful, misleading, inaccurate, or biased, or cause privacy or security incidents or safety-related harms, in addition to the risks above, our business and reputation may be harmed. There is also particular attention from federal, state, and foreign legislative and regulatory bodies regarding use of, and perceived harms of, AI by vulnerable populations, including teens, which has and could lead to laws and regulations that restrict our ability to provide our products to certain groups, require material changes to our products or specific safety guarantees over AI outputs, or impose liability for the outputs of AI that may not be deterministic, any of which could be challenging to comply with, harm our business, require significant resources, or lead to litigation or fines.
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
•modifications or changes to our products and services by us, our partners, or other companies in our industry because of new and proposed laws and regulations, corporate strategy, or litigation;
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
•fluctuations in the market values of our investment portfolio, including strategic investments, and interest rates or impairments of any assets on our consolidated balance sheet;
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security or privacy vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. As we release Spectacles to a wider user base, we may also experience at scale new, novel, or unknown security bugs, vulnerabilities, and attacks in first and third party software, hardware, and components, which we may not be able to identify, prevent, or fix before or in a timely fashion after launch. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security or privacy incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations and have, and may in the future, receive additional requests for information regarding our business practices. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our products, product offerings and features, policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. For example, in January 2025, the FTC referred a complaint against us to the DOJ that pertains to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. The DOJ did not act on the referred complaint within the time defined by statute, thereby returning the complaint to the FTC’s jurisdiction. The FTC has not taken further action to advance the complaint, and we have no indication they will do so. Any violation of existing or future regulatory orders or consent decrees, or new regulatory investigations or proceedings, could subject us to substantial monetary fines and other penalties that could seriously harm our business.
We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property claims that are expensive and time-consuming. If resolved adversely, these lawsuits and claims could seriously harm our business.
Companies in the mobile, camera, communication, media, internet, artificial intelligence, augmented reality, and other technology-related industries own large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual property rights, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” and other entities that own patents, copyrights, trademarks, trade secrets, and other intellectual property rights often attempt to aggressively assert their rights to extract value from technology companies. Furthermore, from time to time we may introduce new products or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, trade secret, and other intellectual property rights claims from competitors and non-practicing entities. We have been subject to, and expect to continue to be subject to, claims and legal proceedings from holders of patents, trademarks, copyrights, trade secrets, and other intellectual property rights alleging that some of our products or content infringe their rights. An unfavorable outcome in any of these lawsuits could seriously harm our business. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services. If these or other matters continue in the future or we need to enter into licensing arrangements, which may not be available to us or on terms favorable to us, it may increase our costs and decrease the value of our products, and our business could be seriously harmed. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop, acquire or license alternative, non-infringing technology, which could require significant time, effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business.
For example, we may be, and other companies currently are, the subject of litigation in the United States and elsewhere alleging copyright infringement in connection with the acquisition, distribution, and use of copyrighted materials for AI training as well as potential reproduction of copyrighted materials in AI outputs. There can be no assurances that favorable final outcomes (e.g., that such actions will be considered fair use) will be obtained in these cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to change or cease related features, functionalities, products, or services. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to change or cease some or all of our operations or pay substantial amounts to the other parties, including statutory damages to large numbers of copyright holders.
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
Notwithstanding these Constitutional, statutory, and common-law protections, we have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat, and claims relating to online and offline harms that allegedly related to users’ use of our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, mass torts, and personal injury. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. In addition, other lawsuits allege that the design of our platform and those of our competitors are addictive and harmful to minor users’ mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. Unfavorable outcomes could seriously harm our business. These actions, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies, practices, or products, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
This risk also exists in certain jurisdictions outside the United States where our protection from liability for certain third-party actions may be less than the protection that exists in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states were required to implement by June 2021. In addition, legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented similar legislation imposing penalties for failure to remove certain types of content or follow certain processes.
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

From time to time, we are involved in class action lawsuits and other litigation matters that are expensive and time-consuming and could seriously harm our business.
We are involved in numerous lawsuits, including putative class action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits in the future. Because we have millions of users, class action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent.
Similarly, because we have a large number of stockholders, class action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency, or ATT, framework would have on our business. This lawsuit was recently settled, although that settlement is subject to court approval. If the settlement is not approved, we will continue to litigate the case. In August 2025, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025.
We believe we have meritorious defenses to these lawsuits, and plan to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business. Any litigation to which we are a party may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits on adverse terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2025, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
In addition, any errors or defects in any parts or technology incorporated into our products could result in product failures or recalls that could seriously harm our business. Further, any defect in manufacturing, design, or other could cause our products to fail or render them permanently inoperable. As a result of such product failures or recalls, we may have to replace or offer refunds for these products at our sole cost and expense, face litigation, including class action lawsuits, or be subject to other liabilities. Should we have a widespread problem of this kind, the reputational damage and the cost of replacing these products, or other liabilities, could seriously harm our business.
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
In addition, holders of the Senior Notes and the Convertible Notes have the right to require us to, in the case of the Senior Notes, repurchase all or a portion of the Senior Notes on the occurrence of specific kinds of change of control events at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the change of control repurchase date or, in the case of the Convertible Notes, repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the indentures governing the Convertible Notes, or the Indentures, occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.
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
Reforming the taxation of international businesses has been a priority for policy makers at a global level, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and seriously harm our business. Legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBBA, enacted in 2025, the Inflation Reduction Act, or the IRA, enacted in 2022, and the Tax Cuts and Jobs Act enacted in 2017, made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures, over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. In addition, the provisions of the IRA include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that is imposed on such corporations. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is possible that changes in or interpretations under the OBBBA, the Tax Cuts and Jobs Act, the IRA, or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2025, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From October 1, 2023 to September 30, 2025, the trading price of our Class A common stock ranged from $6.90 to $17.90. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices, including ours. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, in November 2021, we, and certain of our officers, were named as defendants in a securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s ATT framework would have on our business. This lawsuit was recently settled, although that settlement is subject to court approval. In August 2025, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. Any litigation could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Evan Spiegel Co-Founder, Chief Executive Officer, and Director	9/4/2025	Adoption (3)	X	9/4/2026	(1)
Rebecca Morrow Chief Accounting Officer	9/9/2025	Adoption (3)	X	11/18/2026	(2)
Eric Young Senior Vice President of Engineering	9/9/2025	Termination (4)	X	11/18/2025	(5)
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Trading arrangement provides for the sale of a number of shares of Class A Common Stock with a value equal to $30,000,000, individually and as a trustee of a revocable trust, plus such amount as necessary to attain a value equal to $10,000,000 of the gross sale proceeds for additional gifting transactions contemplated by this plan.
(2)Trading arrangement provides for the sale of (1) up to 7,000 shares of Class A Common Stock held by Ms. Morrow, (2) up to 100% of the net issued shares of Class A Common Stock subject to a Restricted Stock Unit Award granted on May 11, 2022, a portion of which will vest on December 15, 2025 on satisfaction of the applicable vesting conditions (“2022 RSUs”) and (3) up to 100% of the net issued shares of Class A Common Stock subject to a Restricted Stock Unit Award granted on April 26, 2023 on satisfaction of the applicable vesting conditions (“2023 RSUs” and, together with the 2022 RSUs, the “RSU Shares”). The actual number of RSU Shares that will be sold pursuant to the trading arrangement will be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the equity awards and is not yet determinable.
(3)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(4)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on August 21, 2025. Mr. Young ceased to serve as an employee and a Section 16 officer on August 15, 2025.
(5)Trading arrangement provided for the sale of up to 550,000 shares of Class A common stock held by Mr. Young.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date
4.1	Indenture, dated August 12, 2025, by and between Snap Inc. and U.S. Bank Trust Company, National Association, As Trustee.	8-K	001-38017	4.1	August 12, 2025

4.2	Form of Global Note, representing Snap Inc.’s 6.875% Senior Notes due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38017	4.2	August 12, 2025

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SNAP INC.

Date: November 5, 2025	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)