Form 10-K
period 2025-12-31
Snap Inc
filed 2026-02-05
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11.6 billion.
As of January 31, 2026, the Registrant had 1,434,801,757 shares of Class A common stock, 22,523,290 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding.
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
We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we have achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding senior notes and outstanding convertible senior notes (the “Notes”) or other indebtedness when due, and further delay or hinder our ability to sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.
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
Our business and operations have been, and in the future could be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, and fluctuating interest and foreign currency exchange rates have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.
2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, these changes may cause friction by our users, advertisers, or partners, resulting in disruptions or declines in our key metrics, such as Daily Active Users, user activity, or financial performance. In addition, we have in the past and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced significant growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again.

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
In addition to our core Snapchat product, we offer Snapchat+, Lens+, and Snapchat Platinum, our subscription services that provide subscribers access to exclusive, experimental, and pre-release features. Snapchat+ offers a variety of features from allowing Snapchatters to customize the look and feel of their app to giving special insights into their friendships. Lens+ offers all the value of our Snapchat+ subscription in addition to access to hundreds of exclusive Lens and AR experiences, and Snapchat Platinum offers all the benefits of Snapchat+ and Lens+ in addition to an ad-free experience. We also offer Memories Storage Plans, which provide subscribers with the ability to purchase cloud storage, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web.

Snapchat has evolved into a premier ecosystem where leading companies can connect with our global community in creative and trusted environments. Our AI platform allows partners to integrate with Snapchat, unlocking a powerful distribution channel that places AI directly in front of our large, engaged, and global community.
Spectacles, or Specs, are our wearable AR glasses, which overlay computing over the world and extend the immersive AR Lenses experience beyond Snapchat. Spectacles are powered by Snap OS, a new purpose-built operating system with a natural interface that uses your hands and voice without the need for physical controllers. Spectacles are available to professional and hobbyist developers through our Spectacles Developer Program to create AR experiences through Lens Studio, our free AR development and distribution tool.
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
Developers are able to integrate with Snapchat and its core technologies, like Snap’s Camera, AR technology, and Bitmoji, through a variety of tools. Creative Kit gives developers a seamless visual sharing experience from their app directly to Snapchat. Through Camera Kit, our partners can embed Snap’s AR technology directly into their application, extending the use of AR beyond Snapchat’s self-expression and communication use cases. We also provide developers a turnkey suite of tools and services that enable them to create AR Lenses with Lens Studio creation suite. Finally, developers can bring an inclusive mode of identity and expression to their apps and games by integrating Bitmojis through our Bitmoji for Developers APIs.
AR creators can use Lens Studio, our powerful desktop application designed for creators and developers, to build Lenses and AR experiences for Snapchatters. Spotlight creators can utilize our content creation tools to reach millions of Snapchatters and build their businesses through various monetization opportunities. Our Creator Marketplace connects both AR and Spotlight creators directly with our advertising partners. We provide monetizable opportunities through programs like the Snap Lens Network and Spectacles Lens Fund, which provide grants to support AR product development across many industries. We recognize and reward top performing Lenses on Snapchat through our Lens Creator Rewards program. We also support our content creator community through a number of programs, including advertising revenue sharing on our mid-roll advertisements in Snap Stars’ Stories and Spotlight.
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
•Sponsored Snaps: Sponsored Snaps allow advertisers to communicate visually with the Snapchat community through sponsored messages within the visual messaging tab.
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
Measuring Advertising Effectiveness: We offer first-party measurement solutions and we support our advertising partners' preferred third-party measurement solutions to provide a vast array of analytics on campaign attributes like reach, frequency, demographics, and viewability; changes in perceptions like brand favorability or purchase intent; and lifts in actual behavior like purchases, foot traffic, app installs, and online purchases.
Technology
Our research and development efforts focus on product development, advertising technology, and large-scale infrastructure.
Product Development: We work relentlessly and invest deliberately to create and improve products for our community and our partners. We develop a wide range of products related to augmented reality experiences, visual messaging, and storytelling that are designed to make computing more human and are powered by a variety of new technologies.
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
Inclusion and Belonging: Snap has long supported inclusion and belonging, so that every team member uses their unique backgrounds, experiences, and abilities to build products that uplift the lived experiences of Snapchatters globally. We publish an annual update that discusses how we inspire empathy, design inclusively, and cultivate belonging, which are central to achieving that purpose. This update is excerpted in our broader Citizen Snap Report that details the work we’re doing to support our communities, our planet, and our team, and is available on our website at www.snap.com.
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
As of December 31, 2025, we had 5,261 full-time employees, of whom approximately 54% are in engineering roles involved in the design, development, support, and manufacture of new and existing products and processes.
Climate Change: Our commitment to combating climate change remains unchanged. We continue to act on our science-based greenhouse gas emissions reduction targets, which were validated by the Science Based Targets initiative in 2021. We maintain carbon neutrality for our operations through the purchase of verified carbon offsets and renewable energy certificates.
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
Competition
We compete with other companies in every aspect of our business, particularly with companies that focus on mobile engagement and advertising. Many of these companies, such as Alphabet (including Google and YouTube), Apple, ByteDance (TikTok and affiliated joint ventures), Meta (including Facebook, Instagram, Threads, and WhatsApp), Pinterest, Reddit and X (formerly Twitter), may have greater financial and human resources and, in some cases, larger user bases. Given the breadth of our product offerings, we also compete with companies that develop products or otherwise operate in the mobile, camera, consumer hardware, communication, content, and advertising industries that offer, or will offer, products and services that may compete with Snapchat features or offerings. Our competitors span from internet technology companies and digital platforms, to traditional companies in print, radio, and television sectors to underlying technologies like default smartphone cameras and messaging. Additionally, our competition for engagement varies by region. For instance, we face competition from companies like Kakao, LINE, Naver (including Snow), and Tencent in Asia.
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
Seasonality in Our Business
We have historically seen seasonality in our business. Overall advertising spend tends to be strongest in the fourth quarter of the calendar year, and we have observed a similar pattern in our historical revenue. We have also experienced seasonality in our user engagement, and at times may see lower engagement during summer months and higher engagement in December.
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
As of December 31, 2025, we had approximately 5,927 issued patents and approximately 3,526 filed patent applications in the United States and foreign countries relating to our products and platforms—including Snapchat, Bitmoji, Lens Studio, Spectacles and Snap OS—and proprietary technologies spanning augmented reality, hardware, spatial computing, computer vision, generative AI, machine learning, and other technologies. Our issued patents will expire between 2026 and 2050. We may not be able to obtain protection for our intellectual property, and our existing and future patents, trademarks, and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors.
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
Government Regulation
We are subject to many federal, state, local, and foreign laws and regulations, including those related to advertising, algorithms, anti-money laundering, artificial intelligence, competition, consumer protection, content regulation, data protection, electronic funds transfers, employment, encryption, gift cards, health and safety, import and export restrictions, intellectual property, communication, money transmission, privacy, protection of minors, rights of publicity, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business. Like other companies in our industry, we face increasingly heightened scrutiny from both the United States and foreign governments with respect to our compliance with laws and regulations. Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities.
We are also currently, and may in the future be, subject to regulatory orders or consent decrees, including the consent order that we entered into with the U.S. Federal Trade Commission, or FTC, in December 2014, which resolved an investigation into some of our early practices. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year lifespan of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or the DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. The DOJ did not take action on the referred complaint within the statutory period, and the matter subsequently returned to the FTC. To date, the FTC has not taken further action on the complaint, and we have no indication it will do so. Any enforcement action related to this matter, or any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.
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
We had 474 million daily active users, or DAUs, on average in the quarter ended December 31, 2025. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will continue to be necessary. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
We generate a substantial majority of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or a reduction in how much they spend could seriously harm our business.
A substantial majority of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2025, 2024, and 2023, advertising revenue accounted for approximately 87%, 91%, and 96% of our total revenue, respectively. Even though we have introduced other revenue streams, including subscription models, we expect advertising revenue to account for a substantial majority of our revenue in the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
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
•a decrease in the amount of time spent on Snapchat, a decrease in the amount of content that our users share, or decreases in usage of our Camera, Visual Messaging, Snap Map, Stories, and Spotlight platforms;
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
Because Snapchat is used primarily on mobile devices, the application must remain interoperable with popular mobile operating systems, primarily Android and iOS, application stores, and related hardware, including mobile-device cameras. The owners and operators of such mobile operating systems and application stores, primarily Google and Apple, each have approval authority over whether to feature our core products on their application stores and make available to consumers third-party products that compete with ours. Furthermore, there is no guarantee that any approval previously provided by such owner or operator will not be rescinded in the future. Additionally, mobile devices and mobile-device cameras are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices, mobile-device cameras, or related devices with Snapchat, and may produce new products that are incompatible with or not optimal for Snapchat. We have no control over these mobile operating systems, application stores, or hardware, and any changes may degrade our products’ functionality, or give preferential treatment to competitive products. For instance, Apple’s iOS 18, first introduced in September 2024, made it more difficult for us to access a Snapchatter’s contact book, which in turn made it more difficult for us to connect Snapchatters with their close friends, potentially reducing engagement on our platform. Because these changes do not apply to Apple’s iMessage app, it may put us at a competitive disadvantage. Actions by government authorities may also impact our access to these systems or hardware and could seriously harm Snapchat usage. Our competitors that control the mobile operating systems and related hardware could make interoperability of our products more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores could make Snapchat, or certain features of Snapchat, inaccessible for a potentially significant period of time or require us to make changes to maintain access. We plan to continue to introduce new products and features regularly, including some features that may only work on the latest systems and hardware, and have experienced that it takes significant time to optimize new products and features to function with the variety of existing mobile operating systems, hardware, and standards, impacting the popularity of such products, and we expect this trend to continue.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of December 31, 2025, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and services may fail to increase the engagement of our users, advertisers, or partners, may result in friction for our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in January 2023, we made changes to our advertising platform to lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. The short- and long-term impact of any major change, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, we may experience disruptions or declines in our DAUs, user activity, or financial performance. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
The expansion into hardware introduces risks inherent to the consumer electronics sector, including dependence on third-party manufacturers, volatile component costs, and the need to establish complex, global distribution and logistics capabilities. We are exposed to the costs associated with managing post-sale support, warranty claims, and returns. We have been and may in the future be exposed to inventory obsolescence and write-downs as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, including if consumer demand is misestimated, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable.
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
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance ( TikTok and affiliated joint ventures), Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Reddit, Tencent, and X (formerly Twitter). Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and a map feature that is similar to our Snap Map, both of which may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, Reddit, and X (formerly Twitter), and with other, largely regional, social media platforms that have strong positions in particular countries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
Many of our current and potential competitors have significantly greater resources and broader global recognition, and occupy stronger competitive positions in certain market segments, than we do. These factors may allow our competitors to respond to new or emerging technologies and changes in market requirements better than we can, undertake more far-reaching and successful product development efforts or marketing campaigns, or adopt more aggressive pricing policies. Because we are operating at a relatively smaller scale compared to some of our competitors, we may be unable to innovate quickly enough to keep pace with the product development cycles or the rapid expansion of advertising platforms offered by our competitors with greater resources. In addition, ongoing changes to privacy and data protection laws and mobile operating systems have made it more difficult for us to target and measure advertisements effectively, and advertisers may prioritize the solutions of larger, more established companies. As a result, our competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of our own efforts, which would negatively affect our business. Advertisers may use information that our users share through Snapchat to develop or work with competitors to develop products or features that compete with us. Certain competitors, including Alphabet, Apple, and Meta, could use strong or dominant positions in one or more market segments to gain competitive advantages against us in areas where we operate, including by:
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
•actual or proposed legislation, regulation, executive actions, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us relative to our competitors;
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of December 31, 2025, we had an accumulated deficit of $13.9 billion and for the year ended December 31, 2025, we had a net loss of $460.5 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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

We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, including from companies that offer a remote or hybrid work environment, which may increase the competition for such employees from employers outside of our traditional office locations. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of our policies which require greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, fluctuating interest rates, intensified restrictions on immigration or the availability of visas, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Recently, there has also been increased scrutiny of companies’ human capital practices and initiatives. Negative perception of certain of these practices and initiatives, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, users, or advertisers to disclose information or facilitate access to our sensitive information or systems), malware, malicious code, hacking, credential stuffing, denial of service, and other threats. These attacks may use, or may be enhanced or facilitated by, artificial intelligence, including the use of image, video, or audio deepfakes, or agentic AI used to facilitate attacks or vulnerability discovery and exploitation at scale. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
In particular, severe cyber extortion incidents, including ransomware attacks, are becoming increasingly prevalent. To alleviate the financial, operational, and reputational impact of these incidents, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. And, even if we make such payments, cyber threat actors may still disclose data, engage in further extortion, or otherwise harm our systems or data. Moreover, our personnel is spread around the world and may work in hybrid or remote environments, which increases risks to our information technology systems and data, as they may utilize network connections, computers, and devices outside our premises or network that may be compromised or subject to surveillance, including while in transit and in public locations. Further, individuals from sanctioned jurisdictions have illicitly and fraudulently sought employment at U.S. companies to fund their operations, including by gaining access to those companies’ sensitive information or anything else of monetary value. While we maintain various measures designed to prevent this from occurring, if we were found to have willfully or knowingly employed any such individuals, we could face criminal liability.
In addition, cyber threat actors have also increased the complexity of their attempts to compromise user and advertiser accounts, despite our defenses and detection mechanisms designed to prevent these account takeovers. User identities may be obtained on- or off-platform, including through breaches of third-party platforms and services, information stealers, malware, social engineering, or other tactics and techniques like credential harvesting, and used to launch individual, group, or coordinated enterprise-wide attacks. Some of these attacks may be hard to detect, including if they are at scale, and may result in cyber threat actors using our service to spam or abuse other users, access personal data, further compromise additional accounts or extort our users, engage in fraudulent advertising, or other on-platform harms. Some of these attacks could also compromise employee credentials or involve socially engineering employees into granting access to systems or otherwise enabling or assisting in the cyber threat actors’ goals. Because of our global and varied user base, we have been and may in the future be the target of commercial exploits and other internal and external attack methodologies by commercial spyware vendors, nation states, or nation-state supported groups, which have targeted users and the data we process about them and sought to use insiders to obtain user or employee data at peer technology companies.
We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, AI, encryption and authentication technology, employee email, content delivery, and other functions. We also rely on third parties to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place even if they have made contractual representations to implement such measures and despite our third-party provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be compromised, and we may experience adverse consequences. And even if these third parties implement data security practices and comply with various obligations, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if the third parties on whom we rely fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
We have in the past experienced, and may in the future experience, actual and attempted cyberattacks and other security incidents that impact the confidentiality, availability, or integrity of sensitive information, including as a result of insider threats, denial of service or outage, employee error, vendor breaches, and other causes. Any cyberattack or other security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new, complex, and overlapping disclosure requirements for cybersecurity events on accelerated timelines, which we may not be able to meet based on the facts and circumstances of a cybersecurity event. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
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
Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations. In addition, our estimates for revenue and DAU by user location may also be affected by data limitations and other challenges in measuring user locations. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address. If a user utilizes a proxy server or if there are other data limitations, we may not be able to accurately reflect the user’s actual location, and we may inadvertently fail to apply local age-gating, content moderation, or data-retention standards required by that specific location. The increasing availability and use of proxy servers, and other geolocation-masking tools, makes it more challenging to effectively determine our users’ location and effectively attribute a user to a region, which may diminish the perceived effectiveness of our products and services and our ability to comply with applicable law which may result in government enforcement actions or monetary fines, all of which may seriously harm our business. Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user visits Snapchat through our applications or websites, and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAU and other metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology, data used, data limitations, or other challenges in measuring large online and mobile populations. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. This calculation may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
Improper or illegal use of Snapchat could seriously harm our business and reputation, and our efforts to identify and remediate such harms may be unsuccessful or result in unintended consequences.
We invest significant resources to proactive technologies and human review to detect and mitigate harms on our platform, including child safety risks, illegal activity, and harassment. However, while our systems may identify signals or detect potentially harmful content, we may not be able to take action with sufficient speed to prevent all harm. Any delay between detection and action could expose our users to risk and subject us to increased legal and regulatory scrutiny. Furthermore, in our attempt to rapidly mitigate harms, we may make mistakes, such as erroneously removing legitimate content or disabling the accounts of users who have not violated our policies. Such actions can frustrate our users and harm our reputation.
We also cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass, offend, threaten, or annoy users and make our products less user friendly.

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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, interactive computer services, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Numerous laws, regulations, and legally-binding codes focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have been proposed, passed, and implemented, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring various levels of age assurance or verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, requiring age ratings for purchases of our products and services, limiting the use and sharing of minors’ personal data, and requiring parental consent or attestation or providing for other parental controls or rights. For example, in December 2025, Australia implemented the Australia Online Safety Amendment (Social Media Minimum Age) Act 2024, which prohibits social media accounts for minors under 16. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, require us to use and incur the costs of certain age assurance and verified parental consent providers, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
Laws and regulations focused on privacy, security, and data protection, including data breach notification laws, personal data privacy laws, consumer protection laws, wiretapping laws, invasion of privacy laws, and other similar laws have imposed obligations on companies that collect personal data, including providing specific disclosures in privacy notices, expanding the requirements for handling personal data, requiring consents to process personal data in certain circumstances, and affording residents with certain rights concerning their personal data. Such rights include the right to access, correct, or delete certain personal data, appeal the denial of a right, and to opt-out of or limit certain data processing activities, such as targeted advertising, profiling, and artificial intelligence, including automated decision-making. The exercise of these rights impacts our business and ability to provide our products and services, and our inability or failure to obtain consent or otherwise identify a lawful basis for data processing that is acceptable to a regulator, where required, could result in adverse consequences, including class action litigation, regulatory enforcement, and mass arbitration demands. Certain of these laws also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments.
Additionally, several jurisdictions in which we operate have enacted statutes banning or restricting the collection of biometric information. Certain of these laws provide for substantial penalties and statutory damages and have generated significant class action activity. Although we maintain the position that our platform technologies do not collect any biometric information that is used to identify individuals, we have in the past, and may in the future, settle these disputes to avoid potentially costly litigation and have in certain instances made changes to our products in an abundance of caution.
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
We have failed and in the future may fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely have failed and may in the future fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use or transfer personal data. Certain regulators may prohibit our use of certain personal data as a result of enforcement actions or similar proceedings. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for substantial statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. The DOJ did not take action on the referred complaint within the time defined by statute for the DOJ, thereby returning the complaint to the FTC’s jurisdiction. To date, the FTC has not taken further action on the complaint, and we have no indication they will do so. Any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business.
We, including through our partners, use and provide AI, including generative AI, in consumer-facing features of our products and services and in the operation of our business, which may result in legal liability and privacy and security risks which may adversely impact our business.
We, including through our partners, use and provide AI, including generative AI, in consumer-facing features of our products and services, such as My AI, and in the operation of our business. The development, deployment, training, use, safety, and personal data processing of AI presents various AI, privacy, and security risks that impact our business.
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various federal, state, and foreign legislative and regulatory bodies. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. We and our partners are, have been, and could in the future be subject to governmental and regulatory investigations and inquiries relating to the use and operation of AI, including the use and provision of generative AI in our products and services. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed or threatened, may also make it harder for us to use and provide AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling, detection and provenance of AI-generated content. If applicable, such obligations may, and in the case of the EU AI Act will, require us to change our products or business practices in order to comply. Individuals are also increasingly aware of and resistant to the use of their personal data in AI systems and for AI training, which could limit our and our partners’ ability to develop, deploy, train, and ensure the safety of our AI products and services, and if we fail to provide adequate transparency to users, we could lose the trust of our users, be subject to litigation or regulatory enforcement, or other harms to our business. Additionally, if our or our partners’ AI products and services fail to perform as intended, or produce outputs that are illegal, harmful, toxic, misleading, inaccurate, or biased, or contain deepfakes or misinformation, infringe third party rights, or cause privacy or security incidents or safety-related harms, in addition to the risks above, our business and reputation may be harmed. There is also particular attention from federal, state, and foreign legislative and regulatory bodies regarding use of, and perceived harms of, AI by vulnerable populations, including teens, which has and could lead to laws and regulations that restrict our or our partners’ ability to provide our products and services to certain groups, require material changes to our products and services or specific safety guarantees over AI outputs, or impose liability for the outputs of AI that may not be deterministic, any of which could be challenging to comply with, harm our business, require significant resources, or lead to litigation or fines.
We are also increasingly using third party AI platforms and tools, and open source AI to operate and accelerate our business. Because the development of AI tools for business, both internally and at our third party partners, is operating at an accelerated pace, and AI requires access and connections to large volumes of data (including sensitive information), we could experience misconfigurations, errors, bug, vulnerabilities, privacy incidents, security incidents, and AI-specific risks like prompt injection, all of which could result in litigation, regulatory investigations, or enforcements, and require us to expend significant resources, all of which could seriously harm our business. There is also no guarantee that these AI platforms and tools will provide the intended benefits to our business.
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
•our ability to make accurate accounting estimates and appropriately recognize revenue for our products and from our partners;
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
As discussed in these risk factors, substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. We also rely on third parties for other technology related services, including certain AI functions. For example, in December 2025, we entered into a strategic partnership to integrate Perplexity’s conversational AI search engine into our platform. This and other third-party integrations subject us to several operational and financial risks, particularly as our partners’ ability to scale their infrastructure to meet the demands of our global community remains unproven. If Perplexity or other third-party AI providers experience service outages, significant latency, or otherwise fail to scale their systems to meet our traffic demands, users may experience a degraded version of our products and services, which could result in a negative user experience, decreased engagement, and a loss of trust. Furthermore, our ability to recognize revenue from such partnerships may be contingent on specific milestones and actions taken by us and our partners that may be outside of our direct control. These steps may not materialize as expected, on our projected timeline, or at all. In addition, if these partners do not meet their contractual obligations, alter or terminate arrangements, fail to pay, or if our relationships with such partners deteriorate, our business could be seriously harmed. Even if these milestones are reached and the revenue recognized, the integrated features may not deliver the experience we or our community expect. Any disruption or failure in the services we receive from these providers, including as a result of financial or other difficulties faced by these providers, could seriously harm our business.
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security, privacy, or safety vulnerabilities, malfunctions, regulatory violations, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. As we release Spectacles to a wider user base, we may also experience at scale new, novel, or unknown security bugs, vulnerabilities, and attacks in first and third party software, hardware, and components, which we may not be able to identify, prevent, or fix before or in a timely fashion after launch. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security, privacy, or safety incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
Spectacles, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and other regulatory agencies around the world, and may, as a result of a defect, result in physical harm to a user or others around the user. We offer some of our customers a limited warranty for our physical products, and any such defects discovered in our products after commercial release could result in costly remedial action and a loss of sales and users, which could seriously harm our business. Moreover, certain jurisdictions in which we operate require manufacturers of connected devices to comply with legal and contractual obligations that govern the way data generated by such connected devices is shared and used. If we are unable to comply with these and other regulatory requirements affecting our products in a timely manner, or if we face technical difficulties in the implementation of some requirements, we could become subject to investigations and enforcement actions, which could require additional financial and management resources, any may result in costly sanctions against our company.
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
Additionally, we may be subject to evolving regulations regarding advertising, particularly those concerning minors, which vary across jurisdictions. In the U.S., the FTC and other regulators enforce strict standards against deceptive or unfair commercial practices. The future evolution of our advertising products may increase our exposure to regulatory scrutiny. If we are unable to implement models that comply with the diverse regulations in every jurisdiction, and if users disagree with our advertising policies, our brand and reputation may be harmed.
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

Notwithstanding these Constitutional, statutory, and common-law protections, we have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat, and claims relating to online and offline harms that allegedly related to users’ use of our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, mass torts, and personal injury. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. In addition, other lawsuits allege that the design of our platform and those of our competitors are addictive and harmful to minor users’ mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform, or for sexual exploitation if communications relating to that exploitation occurred on our platform. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. Unfavorable outcomes could seriously harm our business. These actions, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies, practices, or products, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
We are involved in numerous lawsuits, including putative class action lawsuits brought by users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits, including putative class actions and stockholder derivative lawsuits, in the future. Because we have millions of users, class action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm is small or non-existent. We experienced an increase in litigation and threatened claims related to the provision of our services to younger users, and expect to face similar litigation in the future, including as global youth-related regulation continues to evolve.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2025, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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
Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the senior notes and convertible senior notes, and any other debt when due, which may seriously harm our business.
Our ability to make principal or interest payments on, or to refinance our senior notes due in 2033 and 2034, or collectively, the Senior Notes, and our convertible senior notes due in 2025, 2026, 2027, 2028, and 2030 (collectively, the Convertible Notes, and together with the Senior Notes, the Notes) and any other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The outstanding Notes will begin maturing in August 2026, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Credit Facility and the indentures governing the Convertible Notes, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business. Our indebtedness could also, among other things:
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
In addition, holders of the Senior Notes have the right to require us to repurchase all or a portion of the Senior Notes on the occurrence of specific kinds of change of control events at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the change of control repurchase date, and holders of the Convertible Notes have the right to require us to repurchase all or a portion of the Convertible Notes on the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in each of the indentures governing the Convertible Notes, or the Indentures, occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. On the conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Convertible Notes surrendered or pay cash with respect to the Convertible Notes being converted.
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
We have historically incurred net losses and negative cash flow from operations, and we may not attain and sustain profitability in future periods. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating and/or the rating of our debt, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our Credit Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could seriously harm our business. In addition, our ability to draw on our Credit Facility relies on our lenders under that facility’s continued operation and ability to fund.

Risks Related to Taxes
Existing, new, and proposed tax laws and regulations that would affect the U.S. or foreign taxation of business activities, including the imposition of, or increase in, taxes based on gross revenue or users, could seriously harm our business, the financial markets, and the market price of our Class A common stock.
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
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. Some jurisdictions have enacted, in some cases with retroactive effect, and others have proposed, taxes on digital services that are based on gross receipts generated from, or other metrics relating to, users or customers in those jurisdictions, regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise and implement a two-pillar solution to address the tax challenges arising from the digitalization of the economy. The implementation of this solution involves, among other measures, the imposition of a minimum effective tax rate on certain multinational enterprises, referred to as Pillar Two. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of Pillar Two, and further implementation is ongoing. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of Pillar Two. For example, in January 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. While the Pillar Two rules have not yet resulted in a material change to our income tax provision, their ongoing implementation could, subject to our eligibility to qualify for any safe harbor rules (including under the proposed “side-by-side” arrangement), impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $6.5 billion, U.S. state net operating loss carryforwards of approximately $4.4 billion, U.K. net operating loss carryforwards of approximately $4.9 billion, and Singapore net operating loss carryforwards of approximately $420.0 million. We also accumulated U.S. federal and state research tax credits of $1.0 billion and $574.8 million, respectively, as of December 31, 2025. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar ownership change rules may apply under U.S. state tax laws, as well as in the United Kingdom and other jurisdictions where we have loss carryforwards. In the event that we experience one or more ownership changes as a result of transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn.
For U.S. federal income tax purposes, net operating losses arising in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the ability to utilize such net operating loss carryforwards to offset taxable income in a tax year may not exceed 80% of the taxable income in such year. Certain U.S. states have imposed additional limitations on the use of state net operating loss carryforwards. U.S. federal research tax credits can be carried forward to the earlier of the next subsequent twenty tax years or until such credits are fully utilized, and use of those credits generally cannot exceed 75% of the net income tax liability for such tax year. In the United Kingdom, net operating loss carryforwards can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. In Singapore, net operating loss carryforwards can also be carried forward indefinitely and are not subject to a taxable income limitation.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of December 31, 2025, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
Since our Class A common stock is our only class of stock registered under Section 12 of the Exchange Act and that class is non-voting, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of the Class A common stock is required by applicable law. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements may not be available to holders of our Class A common stock. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the holders of our Class B common stock and Class C common stock, then we will similarly not provide any of this information to holders of our Class A common stock. Because we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, any proxy statement, information statement, or notice of our annual meeting may not include all information under Section 14 of the Exchange Act that a public company with voting securities registered under Section 12 of the Exchange Act would be required to provide to its stockholders. Most of that information, however, will be reported in other public filings. For example, any disclosures required by Part III of Form 10-K as well as disclosures required by the NYSE for the year ended December 31, 2025 that are customarily included in a proxy statement are instead included in our Annual Report. But some information required in a proxy statement or information statement is not required in any other public filing. For example, we are not required to comply with the proxy access rules or the “pay versus performance” disclosure rules under Section 14 of the Exchange Act. If we take any action in an extraordinary meeting of stockholders where the holders of Class A common stock are not entitled to vote, we will not be required to provide the information required under Section 14 of the Exchange Act. Nor will we be required to file a preliminary proxy statement under Section 14 of the Exchange Act. Since that information is also not required in a Form 10-K, holders of Class A common stock may not receive the information required under Section 14 of the Exchange Act with respect to extraordinary meetings of stockholders. In addition, we are not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd–Frank Act. As a result, our stockholders do not have an opportunity to provide a non-binding vote on the compensation of our executive officers. Moreover, holders of our Class A common stock will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they submit stockholder proposals under Rule 14a-8 of the Exchange Act.
The trading price of our Class A common stock has been and will likely continue to be volatile.
The trading price of our Class A common stock has been and is likely to continue to be volatile. From January 1, 2024 to December 31, 2025, the trading price of our Class A common stock ranged from $6.90 to $17.75. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
•developments in new legislation and pending lawsuits, executive actions, or regulatory actions, including interim or final rulings by judicial or regulatory bodies, whether such developments may impact us or our peers; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events.
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
We have in the past and may continue to engage in exchanges, repurchases, or induced conversions of the Convertible Notes. Holders of the Convertible Notes that participate in any of these exchanges, repurchases, or induced conversions may enter into or unwind various derivatives with respect to our Class A common stock or sell shares of our Class A common stock in the open market to hedge their exposure in connection with these transactions. These activities could decrease (or reduce the size of any increase in) the market price of our Class A common stock or the Convertible Notes, or dilute the ownership interests of our stockholders. In addition, the market price of our Class A common stock is likely to be affected by short sales of our Class A common stock or the entry into or unwind of economically equivalent derivative transactions with respect to our Class A common stock by investors that do not participate in the exchange transactions and by the hedging activity of the counterparties to our capped call transactions entered into in connection with the pricing of our Convertible Notes or their respective affiliates. Furthermore, repurchases of the Convertible Notes reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes.

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
The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the Convertible Notes due in 2026, 2027, 2028, or 2030 are met before the close of business on the business day immediately preceding May 1, 2026, February 1, 2027, December 1, 2027, or February 1, 2030, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.
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
Our risk management approach is supplemented by external and internal enterprise risk management assessments and audits, which are designed to test the effectiveness of our controls. We conduct penetration testing or other application security testing on a periodic basis, and have established an external bug bounty program to allow security researchers to help identify vulnerabilities and weaknesses in our controls and configurations in our systems. We also maintain a vendor risk management program designed to identify and mitigate potential risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, use of contractual cybersecurity and incident notification provisions, and ongoing monitoring of vendors, as appropriate. We also conduct employee training on data protection, including cybersecurity, among other topics.
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
Our CISO, Jeb Boniakowski, has over two decades of experience in the technology sector, including senior roles focused on risk management, application development, and user safety systems. Mr. Boniakowski joined our security engineering team in 2017, which comprises personnel with a broad range of cybersecurity, information technology, and risk management experience. Prior to that, he led engineering teams at several startups in fintech and consumer social media.
Our CISO also regularly meets with our Chief Executive Officer and other senior management, including as part of the cybersecurity incident response process.
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
Item 2. Properties.
Our corporate headquarters are located in Santa Monica, California, where we occupy approximately 577,672 square feet. As of December 31, 2025, our global facilities totaled an aggregate of approximately 1.8 million square feet of leased office space. We also maintain offices in multiple locations in North America and in Europe, Asia, and Australia. We may add additional offices as we expand our business to other continents and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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
On August 21, 2025, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. Plaintiffs seek monetary damages and other relief. In December 2025, the plaintiffs voluntarily dismissed the case which may be refiled in the future. We believe we have meritorious defenses to the claims, and will defend it vigorously, but litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business.
Platform-Related Matters
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials are scheduled for the individual plaintiff bellwether cases in the JCCP starting in January 2026. Snap reached a confidential settlement agreement resolving the first JCCP bellwether trial for Snap. The next JCCP bellwether trial including Snap is scheduled to begin in March 2026. A putative class action asserting similar allegations was also filed in Canada and Israel.
Numerous school districts, municipalities and tribal nations have filed public nuisance and other claims based on similar allegations, which also were consolidated in either the MDL or JCCP. In the JCCP proceeding, the court dismissed the school district and municipality plaintiffs’ claims without prejudice, which ruling is now on appeal. Some of those dismissed plaintiffs have refiled their claims in the MDL or other venue. Trials are scheduled for the school district bellwether cases in the MDL starting in June 2026. We have received similar claims in Canada.

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
On July 24, 2025, a lawsuit was filed against Roblox and Snap alleging that a minor had met a stranger on Roblox and became an alleged victim of sexual exploitation occurring on both Roblox and Snapchat. Similar lawsuits have been filed by additional families, including against other platforms. In December 2025, a federal Multi-District Litigation proceeding was formed to coordinate similar cases that had been filed in federal court. There are separate cases proceeding in state court. In all of these matters, the victim is alleged to have met a stranger on Roblox followed by exploitation allegedly occurring on Roblox or another platform, such as Snapchat, Instagram, or Discord.
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
For information regarding legal proceedings in which we are involved, see other sections of this Annual Report on Form 10-K, including sections titled Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” which are incorporated by reference.
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
Holders of Record
As of December 31, 2025, there were 882 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our Class A common stock as of December 31, 2025 was $8.07 per share as reported on the NYSE. As of December 31, 2025, there were 73 stockholders of record of our Class B common stock and 2 stockholders of record of our Class C common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase activity for the three months ended December 31, 2025 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	29,400	$8.51	29,400	$250,000
December 1, 2025 - December 31, 2025	—	$—	—	$250,000
Total	29,400		29,400
(1)In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the fourth quarter of 2025, we repurchased 29.4 million shares of our Class A common stock for $250.3 million, including costs associated with the repurchases. As of December 31, 2025, the remaining availability under the stock repurchase authorization was $250.0 million. This program was completed in January 2026.
(2)Average price paid per share includes costs associated with the repurchases.

Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Snap Inc. under the Securities Act.
The following graph shows a comparison, for the five years ended December 31, 2025, of the cumulative total return for our Class A common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the NYSE Composite. The graph assumes that $100 was invested at the market close on December 31, 2020 in our Class A common stock, the S&P 500 Index, and the NYSE Composite, and data for the S&P 500 Index and the NYSE Composite assumes reinvestment of any dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of historical items and year-to-year comparisons between 2024 and 2023 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 5, 2025.
Overview of Full Year 2025 Results
Our key user metrics and financial results for fiscal year 2025 are as follows:
User Metrics
•Daily Active Users, or DAUs, increased 5% year-over-year to 474 million in Q4 2025.
•Average revenue per user, or ARPU, was $3.62 in Q4 2025 compared to $3.44 in Q4 2024.
Financial Results
•Revenue was $5.9 billion, compared to $5.4 billion in the prior year, an increase of 11% year-over-year.
•Total costs and expenses were $6.5 billion, compared to $6.1 billion in the prior year.
•Net loss was $460.5 million, compared to $697.9 million in the prior year.
•Adjusted EBITDA was $689.5 million, compared to $508.6 million in the prior year.
•Diluted net loss per share was $(0.27), compared to $(0.42) in the prior year.
•Cash provided by operating activities was $656.2 million, compared to $413.5 million in the prior year.
•Free Cash Flow was $437.2 million, compared to $218.7 million in the prior year.
•Cash, cash equivalents, and marketable securities were $2.9 billion as of December 31, 2025.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. In recent years, our focus has been on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality, including our investments in Spectacles. We believe that we can be successful in our current operating environment, with various macroeconomic factors and geo-political events and conflicts impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners.
Macroeconomic factors and geo-political events and conflicts such as labor shortages and disruptions, supply chain disruptions, inflation, changes in interest and foreign currency exchange rates, banking instability, tariffs and retaliatory countermeasures, war and other armed conflict, and other risks and uncertainties have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may cause our advertisers to halt or decrease advertising spending on our platform. Such macroeconomic factors and geo-political events and conflicts may also negatively impact, in the short-term or long-term, the global economy, advertising ecosystem, our customers and their budgets with us, user engagement, other user metrics, and our business, financial condition, and results of operations.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 474 million DAUs on average in the fourth quarter of 2025, an increase of 21 million, or 5%, from the fourth quarter of 2024.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
414
422
432
443
453
460
469
477
474
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

YoY growth (2):	10%	10%	9%	9%	9%	9%	9%	8%	5%
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

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
100
100
100
99
98
98
94
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

YoY growth:	—%	(1)%	—%	—%	(1)%	(1)%	(2)%	(3)%	(5)%	4%	4%	3%	4%	4%	3%	3%	1%	(1)%
(3)North America includes Mexico, the Caribbean, and Central America.
(4)Europe includes Russia and Turkey.

Rest of World

300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
218
226
235
244
254
262
271
280
282
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

YoY growth:	19%	19%	16%	16%	17%	16%	15%	15%	11%
Monetization
We recorded revenue of $5.9 billion for the year ended December 31, 2025, compared to revenue of $5.4 billion for the year ended December 31, 2024, an increase of 11% year-over-year. We monetize our business primarily through advertising. Our advertising products include Snap Ads and AR Ads.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.62 in the fourth quarter of 2025, compared to $3.44 in the fourth quarter of 2024. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where revenue is based on the billing address of the advertising customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
$3.29
$2.83
$2.86
$3.10
$3.44
$2.96
$2.87
$3.16
$3.62
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

North America (1)	Europe (2)

$10.88
$9.73
$9.20
$8.96
$8.54
$8.41
$8.33
$7.67
$7.44
11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
$1.03
$1.13
$1.02
$1.09
$1.19
$1.17
$0.96
$1.11
$1.24
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

Results of Operations
Components of Results of Operations
Revenue
We generate the substantial majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the content partner. Additionally, we generate revenue from subscriptions, such as Snapchat+, Lens+, and Snapchat Platinum, which provide subscribers access to exclusive, experimental, and pre-release features, as well as an ad-free experience for Snapchat Platinum subscribers. We generate revenue from Memories Storage Plans, which provide subscribers with the ability to purchase cloud storage. We also generate revenue from partnerships which allow leading companies to connect with our global community on Snapchat, such as an agreement with our AI platform partner, and through subscriptions and sales of physical products. Sales of physical products are reported net of allowances for returns.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of personnel-related costs, including salaries, benefits, commissions, and stock-based compensation expense for our employees engaged in sales and sales support, business development, media, marketing, corporate partnerships, and customer service functions. Sales and marketing expenses also include costs incurred for advertising, market research, tradeshows, branding, marketing, promotional expense, and public relations, as well as costs incurred for marketing events, which are recognized when the event occurs. Sales and marketing expenses also include facilities and other supporting overhead costs, including depreciation and amortization.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$5,931,447	$5,361,398	$4,606,115
Costs and expenses (1) (2):
Cost of revenue	2,669,575	2,474,237	2,114,117
Research and development	1,793,601	1,691,683	1,910,862
Sales and marketing	1,021,305	1,063,675	1,122,092
General and administrative	979,133	919,097	857,423
Total costs and expenses	6,463,614	6,148,692	6,004,494
Operating income (loss)	(532,167)	(787,294)	(1,398,379)
Interest income	134,159	153,466	168,394
Interest expense	(121,998)	(21,552)	(22,024)
Other income (expense), net	68,870	(16,846)	(42,414)
Loss before income taxes	(451,136)	(672,226)	(1,294,423)
Income tax benefit (expense)	(9,353)	(25,630)	(28,062)
Net loss	$(460,489)	$(697,856)	$(1,322,485)
Adjusted EBITDA (3)	$689,479	$508,605	$161,577
(1)Stock-based compensation expense included in the above line items:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$7,426	$6,034	$9,555
Research and development	680,602	683,830	893,026
Sales and marketing	198,013	216,672	255,688
General and administrative	130,784	134,487	165,735
Total	$1,016,825	$1,041,023	$1,324,004
(2)Depreciation and amortization expense included in the above line items:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$5,759	$6,110	$12,751
Research and development	101,531	99,656	106,278
Sales and marketing	21,363	19,947	26,161
General and administrative	34,980	32,361	23,251
Total	$163,633	$158,074	$168,441
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

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	45	46	46
Research and development	30	32	41
Sales and marketing	17	20	24
General and administrative	17	18	19
Total costs and expenses	109	115	130
Operating loss	(9)	(15)	(30)
Interest income	2	3	4
Interest expense	(2)	(1)	(1)
Other income (expense), net	1	—	(1)
Loss before income taxes	(8)	(13)	(28)
Income tax benefit (expense)	—	—	(1)
Net loss	(8)%	(13)%	(29)%
Revenue

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Revenue	$5,931,447	$5,361,398	$4,606,115	$570,049	11%	$755,283	16%
2025 compared to 2024
Revenue for the year ended December 31, 2025 increased $570.0 million compared to the same period in 2024. The increase was driven by a $282.4 million increase in advertising revenue for the year ended December 31, 2025. The increase in advertising revenue was primarily driven by an increase in global advertising impressions volume of approximately 17% compared to the prior year, largely due to expanded advertising delivery within Sponsored Snaps and Spotlight. The increase in advertising revenue was partially offset by a decrease in the cost per advertising impression of approximately 10%, which is driven by strong growth in impressions delivery. The increase in total revenue was also driven by a $287.6 million increase in other revenue, which is predominantly due to higher subscription revenue from growth in the number of subscribers.
Cost of Revenue

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Cost of Revenue	$2,669,575	$2,474,237	$2,114,117	$195,338	8%	$360,120	17%
2025 compared to 2024
Cost of revenue for the year ended December 31, 2025 increased $195.3 million compared to the same period in 2024. The increase was primarily driven by a $143.0 million increase in infrastructure costs, attributable to DAU growth as well as investments in machine learning and AI. The increase was also attributable to higher transaction processing fees resulting from growth in subscription revenues.
Research and Development Expenses

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Research and Development Expenses	$1,793,601	$1,691,683	$1,910,862	$101,918	6%	$(219,179)	(11)%
2025 compared to 2024
Research and development expenses for the year ended December 31, 2025 increased $101.9 million compared to the same period in 2024. The increase was primarily due to investments in product development, including higher employee compensation due to additional research and development headcount. The increase was partially offset by $38.8 million in restructuring charges recognized in 2024.
Sales and Marketing Expenses

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Sales and Marketing Expenses	$1,021,305	$1,063,675	$1,122,092	$(42,370)	(4)%	$(58,417)	(5)%
2025 compared to 2024
Sales and marketing expenses for the year ended December 31, 2025 decreased $42.4 million compared to the same period in 2024. The decrease was primarily driven by the timing of marketing events occurring in the prior year, lower advertising and marketing investments, as well as $19.9 million in restructuring charges recognized in 2024. The decrease was partially offset by higher employee compensation due to additional sales and marketing headcount.
General and Administrative Expenses

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
General and Administrative Expenses	$979,133	$919,097	$857,423	$60,036	7%	$61,674	7%
2025 compared to 2024
General and administrative expenses for the year ended December 31, 2025 increased $60.0 million compared to the same period in 2024. The increase was primarily driven by higher spend on external professional services, including legal-related expenses, partially offset by $10.3 million in restructuring charges recognized in 2024.

Interest Income

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Interest Income	$134,159	$153,466	$168,394	$(19,307)	(13)%	$(14,928)	(9)%
2025 compared to 2024
Interest income for the year ended December 31, 2025 decreased $19.3 million compared to the same period in 2024, primarily driven by lower interest rates and decreased investments in marketable debt securities.
Interest Expense

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Interest Expense	$(121,998)	$(21,552)	$(22,024)	$(100,446)	466%	$472	(2)%
2025 compared to 2024
Interest expense for the year ended December 31, 2025 increased $100.4 million compared to the same period in 2024. The increase was primarily driven by additional interest expense on our senior notes due in 2033 (the “2033 Notes”) and our senior notes due in 2034 (the “2034 Notes”), which were issued in February 2025 and August 2025, respectively.
Other Income (Expense), Net

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Other Income (Expense), Net	$68,870	$(16,846)	$(42,414)	$85,716	509%	$25,568	60%
2025 compared to 2024
Other income, net for the year ended December 31, 2025 was $68.9 million, compared to other expense, net of $16.8 million for the same period in 2024. Other income, net for the current year was primarily driven by $96.7 million in gains on extinguishment associated with the repurchases of certain outstanding convertible notes, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, partially offset by $12.6 million in net losses on strategic investments. Other expense, net in the prior year was primarily the result of $7.4 million in net losses on strategic investments and a $6.7 million net loss on extinguishment associated with the repurchases of certain outstanding convertible notes in the prior year.

Income Tax Benefit (Expense)

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Income Tax Benefit (Expense)	$(9,353)	$(25,630)	$(28,062)	$16,277	64%	$2,432	9%
Effective Tax Rate	(2.1)%	(3.8)%	(2.2)%
    2025 compared to 2024
Income tax expense was $9.4 million for the year ended December 31, 2025, compared to $25.6 million for the same period in 2024. The decrease of $16.3 million was primarily attributable to a reduction in unrecognized tax benefits due to statute expirations and a reduction in U.S. federal and certain state tax liabilities due to the enactment of the One Big Beautiful Bill Act, which repealed the mandatory capitalization of domestic research and experimental expenditures for tax years beginning after December 31, 2024.
Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
For additional discussion, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Loss and Adjusted EBITDA

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%

	(dollars in thousands)
Net Loss	$(460,489)	$(697,856)	$(1,322,485)	$237,367	34%	$624,629	47%
Adjusted EBITDA	$689,479	$508,605	$161,577	$180,874	36%	$347,028	215%
2025 compared to 2024
Net loss for the year ended December 31, 2025 was $460.5 million, compared to $697.9 million for the same period in 2024. The decrease in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the year ended December 31, 2025 was $689.5 million, compared to $508.6 million for the same period in 2024. The increase in Adjusted EBITDA was attributable to increased revenue and lower sales and marketing expenses, partially offset by higher cost of revenue, research and development expenses, and general and administrative expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures, and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $2.9 billion as of December 31, 2025, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government securities, money market funds, corporate debt securities, and publicly traded equity securities. Our primary source of liquidity is cash generated through financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity, except as disclosed herein. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of December 31, 2025, approximately 7% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
As of December 31, 2025 we had $1.05 billion under our revolving credit facility (the “Credit Facility”), of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for the Credit Facility are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of December 31, 2025, we had $82.2 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Debt
As of December 31, 2025, we had outstanding debt in the form of senior unsecured notes and senior convertible notes for an aggregate principal amount of $3.5 billion, which mature from 2026 through 2034. Short-term and long-term future interest payment obligations as of December 31, 2025 were $149.3 million and $967.9 million, respectively.
Under certain circumstances, holders of the outstanding Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of December 31, 2025, the Convertible Notes will not be eligible for optional conversion during the first quarter of 2026.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.4 billion in commitments as of December 31, 2025, primarily due within two years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Repurchases
In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. Under this program, we repurchased and retired 29.4 million shares of our Class A common stock for $250.3 million, including costs associated with the repurchase. As of December 31, 2025, the remaining availability under the stock repurchase authorization was $250.0 million. This program was completed in January 2026.
In February 2026, our board of directors authorized an additional stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time and will be funded from existing cash and cash equivalents. Repurchases have been authorized for the next 12 months but the program may be initiated, modified, suspended, or terminated at any time during such period. For additional discussion on the program, see Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$656,170	$413,480	$246,521
Net cash provided by (used in) investing activities	173,118	(717,084)	570,954
Net cash provided by (used in) financing activities	(848,125)	(428,624)	(458,789)
Change in cash, cash equivalents, and restricted cash	$(18,837)	$(732,228)	$358,686
Free Cash Flow (1)	$437,189	$218,654	$34,794
(1)For information on how we define and calculate Free Cash Flow, and a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $656.2 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $413.5 million for the year ended December 31, 2024, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $1.0 billion, depreciation and amortization expense of $163.6 million and gains on debt extinguishment of $96.7 million. Net cash provided by operating activities for the year ended December 31, 2025 was also driven by a $45.9 million increase in accounts payable and a $66.7 million increase in prepaid expenses and other current assets primarily due to the timing of payments, as well as a $31.8 million increase in accounts receivable due to the timing of collections.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $173.1 million for the year ended December 31, 2025, compared to net cash used in investing activities of $717.1 million for the year ended December 31, 2024. Our investing activities for the year ended December 31, 2025 primarily consisted of maturities of marketable securities of $977.2 million and sales of marketable securities of $741.3 million, partially offset by purchases of marketable securities of $1.3 billion and purchases of property and equipment of $219.0 million. Our investing activities for the year ended December 31, 2024 primarily consisted of purchases of marketable securities of $2.3 billion and purchases of property and equipment of $194.8 million, partially offset by maturities of marketable securities of $1.4 billion and sales of marketable securities of $354.3 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $848.1 million for the year ended December 31, 2025, compared to net cash used in financing activities of $428.6 million for the year ended December 31, 2024. Our financing activities for the year ended December 31, 2025 primarily consisted of the repurchases of certain outstanding convertible notes for $2.0 billion, repurchases of our Class A common stock for $750.9 million, deferred payments for acquisitions of $72.5 million, and the repayment of our convertible senior notes due in 2025 (the “2025 Notes”) for $36.2 million, partially offset by the issuance of the 2033 Notes and 2034 Notes for total net proceeds of $2.0 billion. Our financing activities for the year ended December 31, 2024 primarily consisted of the repurchases of certain outstanding convertible notes for $859.0 million, repurchases of our Class A common stock for $311.1 million, and the purchase of the capped call transactions entered into in connection with the pricing of our convertible senior notes due in 2030 (the “2030 Notes”) for $68.9 million, partially offset by the issuance of the 2030 Notes for net proceeds of $740.4 million and the termination of the 2025 Capped Call Transactions for proceeds of $62.7 million. Activities relating to our senior notes and convertible senior notes, including the capped call transactions, are discussed within Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Free Cash Flow
Free Cash Flow was $437.2 million for the year ended December 31, 2025, compared to $218.7 million for the year ended December 31, 2024. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $219.0 million for the year ended December 31, 2025, compared to $194.8 million for the year ended December 31, 2024. Purchases of property and equipment in both periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by (used in) operating activities	$656,170	$413,480	$246,521
Less:
Purchases of property and equipment	(218,981)	(194,826)	(211,727)
Free Cash Flow	$437,189	$218,654	$34,794
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(460,489)	$(697,856)	$(1,322,485)
Add (deduct):
Interest income	(134,159)	(153,466)	(168,394)
Interest expense	121,998	21,552	22,024
Other (income) expense, net	(68,870)	16,846	42,414
Income tax (benefit) expense	9,353	25,630	28,062
Depreciation and amortization	163,633	154,459	159,999
Stock-based compensation expense	1,016,825	1,031,621	1,319,783
Payroll and other tax expense related to stock-based compensation	41,188	37,768	39,324
Restructuring charges (1)	—	72,051	40,850
Adjusted EBITDA	$689,479	$508,605	$161,577
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

The critical accounting policies, estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We generate the substantial majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. Other revenue primarily consists of service revenue from our Snapchat subscriptions and partnerships, including an agreement with our AI platform partner. Other revenue also includes our subscriptions and sales of physical products.
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
In arrangements where another party is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.
Valuation of Assets
The valuation and impairment assessment of certain assets requires significant judgment and assumptions such as the estimation of future cash flows, discount rates, useful lives, and market data of comparable assets, among others.
We measure certain financial instruments at fair value on a nonrecurring basis, consisting primarily of our strategic investments in privately held equity securities without readily determinable fair values. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. All strategic investments are reviewed periodically for impairment. When indicators of impairment exist, we prepare quantitative measurements of the fair value of our equity investments using a market approach or an income approach, which requires judgment and the use of unobservable inputs, including discount rates, investee revenues and costs, and comparable market data of private and public companies, among others.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our uncertain tax positions, including estimates for transfer pricing which have been based upon analyses of appropriate arm’s length prices.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and investment valuation and liquidity risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion and $1.0 billion as of December 31, 2025 and December 31, 2024, respectively. We had marketable securities totaling $1.9 billion and $2.3 billion as of December 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities generally consist of U.S. government debt securities, publicly traded equity securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $18.2 million and $22.5 million decrease in the market value of our cash equivalents and marketable securities as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and December 31, 2024, we had aggregate principal amounts of debt outstanding of $3.5 billion and $3.7 billion, respectively. Since our notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.

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
Investment Valuation and Liquidity Risk
We hold equity securities in privately held and publicly traded companies, which expose us to valuation and liquidity risks that could have a material impact on the carrying value of our holdings.
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. These investments, particularly those in early-stage companies, are inherently risky because their technologies or products may not progress to commercialization, and the companies may experience financial or operational difficulties, either of which could result in the loss of a substantial portion of our investment. The value ultimately realized on these investments is also subject to the occurrence and timing of liquidity events, such as public offerings, acquisitions, private sales, or other market transactions. Our total strategic investments had carrying values of $183.7 million and $188.3 million as of December 31, 2025 and 2024, respectively.
Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our investments in publicly traded equity securities had carrying values of $9.5 million and $12.4 million as of December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data.
SNAP INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Snap Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates the substantial majority of its revenues through the sale of its advertising products on Snapchat. Advertising revenue is primarily generated from the display of advertisements on Snapchat through contractual agreements with customers that are either based on the number of advertising impressions delivered or on a fixed fee basis for advertisements delivered over a period of time. Revenues related to agreements based on the number of advertising impressions delivered are recognized when the advertisements are served while fixed fee agreements are recognized ratably over the service period.
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
February 4, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Snap Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Snap Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Snap Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 4, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 4, 2026

Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(460,489)	$(697,856)	$(1,322,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	163,633	158,074	168,441
Stock-based compensation	1,016,825	1,041,023	1,324,004
Amortization of debt issuance costs and debt discount (premium)	6,880	9,388	7,361
Losses (gains) on debt and equity securities, net	16,940	8,460	33,027
(Gain) loss on extinguishment of debt	(96,734)	6,672	—
Other	26,119	(20,825)	(26,958)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(31,827)	(94,005)	(98,127)
Prepaid expenses and other current assets	(66,744)	(36,544)	(9,920)
Operating lease right-of-use assets	57,214	54,127	70,674
Other assets	7,705	(9,952)	2,238
Accounts payable	45,918	(100,728)	94,988
Accrued expenses and other current liabilities	12,814	150,391	62,130
Operating lease liabilities	(34,429)	(62,663)	(68,007)
Other liabilities	(7,655)	7,918	9,155
Net cash provided by (used in) operating activities	656,170	413,480	246,521
Cash flows from investing activities
Purchases of property and equipment	(218,981)	(194,826)	(211,727)
Purchases of strategic investments	(22,500)	(2,000)	(7,770)
Sales of strategic investments	11,050	1,755	7,559
Cash paid for acquisitions, net of cash acquired	(35,499)	—	(50,254)
Purchases of marketable securities	(1,275,796)	(2,287,668)	(2,048,273)
Sales of marketable securities	741,266	354,311	459,481
Maturities of marketable securities	977,159	1,411,444	2,424,717
Other	(3,581)	(100)	(2,779)
Net cash provided by (used in) investing activities	173,118	(717,084)	570,954
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	2,014,193	740,350	—
Purchase of capped calls	—	(68,850)	—
Proceeds from termination of capped calls	—	62,683	—
Proceeds from the exercise of stock options	374	12,798	1,038
Repurchases of Class A non-voting common stock	(750,866)	(311,069)	(189,394)
Deferred payments for acquisitions	(72,539)	(3,695)	(270,433)
Repurchases of convertible notes	(1,994,550)	(859,042)	—
Repayment of convertible notes	(36,240)	—	—
Other	(8,497)	(1,799)	—
Net cash provided by (used in) financing activities	(848,125)	(428,624)	(458,789)
Change in cash, cash equivalents, and restricted cash	(18,837)	(732,228)	358,686
Cash, cash equivalents, and restricted cash, beginning of period	1,050,234	1,782,462	1,423,776
Cash, cash equivalents, and restricted cash, end of period	$1,031,397	$1,050,234	$1,782,462
Supplemental disclosures
Cash paid for income taxes, net	$26,716	$24,686	$30,924
Cash paid for interest	$65,060	$10,284	$10,244
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$5,931,447	$5,361,398	$4,606,115
Costs and expenses:
Cost of revenue	2,669,575	2,474,237	2,114,117
Research and development	1,793,601	1,691,683	1,910,862
Sales and marketing	1,021,305	1,063,675	1,122,092
General and administrative	979,133	919,097	857,423
Total costs and expenses	6,463,614	6,148,692	6,004,494
Operating loss	(532,167)	(787,294)	(1,398,379)
Interest income	134,159	153,466	168,394
Interest expense	(121,998)	(21,552)	(22,024)
Other income (expense), net	68,870	(16,846)	(42,414)
Loss before income taxes	(451,136)	(672,226)	(1,294,423)
Income tax benefit (expense)	(9,353)	(25,630)	(28,062)
Net loss	$(460,489)	$(697,856)	$(1,322,485)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.27)	$(0.42)	$(0.82)
Diluted	$(0.27)	$(0.42)	$(0.82)
Weighted average shares used in computation of net loss per share:
Basic	1,694,598	1,659,147	1,612,504
Diluted	1,694,598	1,659,147	1,612,504
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(460,489)	$(697,856)	$(1,322,485)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	4,745	4,590	8,269
Foreign currency translation	19,253	(9,027)	12,836
Total other comprehensive income (loss), net of tax	23,998	(4,437)	21,105
Total comprehensive loss	$(436,491)	$(702,293)	$(1,301,380)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,030,435	$1,046,534
Marketable securities	1,910,137	2,329,745
Accounts receivable, net of allowance	1,372,237	1,348,472
Prepaid expenses and other current assets	272,065	182,006
Total current assets	4,584,874	4,906,757
Property and equipment, net	578,075	489,088
Operating lease right-of-use assets	506,216	530,441
Intangible assets, net	66,613	86,363
Goodwill	1,720,769	1,689,785
Other assets	221,255	233,914
Total assets	$7,677,802	$7,936,348
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$219,793	$173,197
Operating lease liabilities	48,479	24,885
Accrued expenses and other current liabilities	971,627	1,009,254
Short-term debt, net	46,969	36,212
Total current liabilities	1,286,868	1,243,548
Long-term debt, net	3,489,860	3,607,717
Operating lease liabilities, noncurrent	557,823	575,082
Other liabilities	61,756	59,240
Total liabilities	5,396,307	5,485,587
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,502,073 shares issued, 1,457,403 shares outstanding as of December 31, 2025, and 3,000,000 shares authorized, 1,483,718 shares issued, 1,436,495 shares outstanding as of December 31, 2024.	15	14
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding as of December 31, 2025, and December 31, 2024.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	2	2
Treasury stock, at cost. 44,670 and 47,222 shares of Class A non-voting common stock as of December 31, 2025 and December 31, 2024, respectively.	(435,722)	(460,620)
Additional paid-in capital	16,637,324	15,644,132
Accumulated deficit	(13,946,816)	(12,735,461)
Accumulated other comprehensive income (loss)	26,692	2,694
Total stockholders’ equity	2,281,495	2,450,761
Total liabilities and stockholders’ equity	$7,677,802	$7,936,348
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,436,495	$14	1,391,341	$14	1,319,930	$13
Shares issued in connection with exercise of stock options under stock-based compensation plans	58	—	884	—	599	—
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	104,991	1	70,167	—	86,557	1
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	10	—	566	—
Repurchases of Class A non-voting common stock	(86,693)	—	(27,885)	—	(18,423)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	2,552	—	1,978	—	2,112	—
Balance, end of period	1,457,403	15	1,436,495	14	1,391,341	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,528	—	22,529	—
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	—	5	—	565	—
Conversion of Class B voting common stock to Class A non-voting common stock	—	—	(10)	—	(566)	—
Balance, end of period	22,523	—	22,523	—	22,528	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	47,222	(460,620)	49,200	(479,903)	51,312	(500,514)
Repurchases of Class A non-voting common stock	86,693	(750,866)	27,885	(311,069)	18,423	(189,394)
Retirement of Class A non-voting common stock	(86,693)	750,866	(27,885)	311,069	(18,423)	189,394
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(2,552)	24,898	(1,978)	19,283	(2,112)	20,611
Balance, end of period	44,670	(435,722)	47,222	(460,620)	49,200	(479,903)
Additional paid-in capital
Balance, beginning of period	—	15,644,132	—	14,613,404	—	13,309,828
Stock-based compensation expense	—	1,017,716	—	1,041,023	—	1,323,149
Shares issued in connection with exercise of stock options under stock-based compensation plans	—	374	—	12,798	—	1,038
Purchase of capped calls	—	—	—	(68,850)	—	—
Termination of capped calls	—	—	—	62,683	—	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(24,898)	—	(19,283)	—	(20,611)
Other	—	—	—	2,357	—	—
Balance, end of period	—	16,637,324	—	15,644,132	—	14,613,404
Accumulated deficit
Balance, beginning of period	—	(12,735,461)	—	(11,726,536)	—	(10,214,657)
Net loss	—	(460,489)	—	(697,856)	—	(1,322,485)
Retirement of Class A non-voting common stock	—	(750,866)	—	(311,069)	—	(189,394)
Balance, end of period	—	(13,946,816)	—	(12,735,461)	—	(11,726,536)
Accumulated other comprehensive income (loss)
Balance, beginning of period	—	2,694	—	7,131	—	(13,974)
Other comprehensive income (loss), net of tax	—	23,998	—	(4,437)	—	21,105
Balance, end of period	—	26,692	—	2,694	—	7,131
Total stockholders’ equity	1,756,223	$2,281,495	1,737,867	$2,450,761	1,694,696	$2,414,112
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements. Management’s estimates and judgments are based on historical information available as of the date of the consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.
Key estimates and judgments relate primarily to determining the recoverability of long-lived assets, evaluation of contingencies, uncertain tax positions, and the fair value of strategic investments. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. We maintain cash deposits, cash equivalent balances, and marketable securities with several financial institutions. Cash and cash equivalents may be withdrawn or redeemed on demand. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We also maintain investments in U.S. government debt securities, publicly traded equity securities, corporate debt securities, and money market funds that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
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

As a practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less or contracts for which we recognize revenues at the amount to which we have the right to invoice for services provided.
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
Advertising
Advertising costs are expensed as incurred and recorded within sales and marketing expenses in our consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, advertising costs were $23.6 million, $57.7 million, and $24.9 million, respectively.
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

Marketable Securities
We hold investments in marketable securities consisting of U.S. government securities, corporate debt securities, and publicly traded equity securities. We classify marketable investments in debt securities as available-for-sale investments in our current assets because they represent investments available for current operations.
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
Strategic Investments
We hold strategic investments primarily in privately held companies, consisting primarily of equity securities without readily determinable fair values, and to a lesser extent, debt securities. We adjust the carrying value of these equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. All strategic investments are reviewed periodically for impairment. Any adjustments to carrying value of these investments are recorded in other income (expense), net in our consolidated statements of operations. Strategic investments are included within other assets in our consolidated balance sheets.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount less any allowance for doubtful accounts to reserve for potentially uncollectible receivables. To determine the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluation and historical experience. As of December 31, 2025 and 2024, the allowance for doubtful accounts was immaterial.
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
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented. Software development costs that do not meet the criteria for capitalization and other research and development costs are expensed as incurred.
Segments
Our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single reportable segment composed of the consolidated financial results of Snap Inc.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The accounting standard excludes from the scope of Topic 815, Derivatives and Hedging, certain contracts that are not traded on an exchange that include underlyings based on the operations or activities of one of the parties to the contract. The guidance also clarifies that an entity receiving share-based noncash consideration from a customer for the transfer of goods or services in a revenue contract is required to apply the noncash consideration guidance in Topic 606, Revenue from Contracts with Customers, unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under Topic 606. We early adopted ASU 2025-07 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We early adopted ASU 2024-04 on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. Effective January 1, 2025, we adopted ASU 2023-09 on a prospective basis. The impact of adoption of this standard to our accounting policies, processes, and systems was not material. Refer to Note 12 of these consolidated financial statements.
Accounting Standards Not Yet Adopted
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities. The accounting standard establishes authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. The guidance is effective for annual reporting periods beginning after December 15, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The guidance is applied on a modified prospective, a modified retrospective, or a retrospective transition approach. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance is applied on a prospective transition approach, a modified transition approach, or a retrospective transition approach. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements and disclosures.
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
Advertising Revenue
We generate the substantial majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. AR Ads include Sponsored Lenses, which allow users to interact with an advertiser’s brand by enabling branded augmented reality experiences.
Advertising revenue is primarily generated from the display of advertisements on Snapchat through contractual agreements that are either based on the number of advertising impressions delivered or on a fixed fee basis over a period of time. Revenue related to agreements based on the number of impressions delivered is recognized when the advertisement is served. Revenue related to fixed fee arrangements is recognized ratably over the service period, typically less than 30 days in duration, and such arrangements do not contain minimum impression guarantees.
For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.
Other Revenue
Other revenue primarily consists of revenue from subscriptions, which include Snapchat+, Lens+, and Snapchat Platinum. These services provide subscribers access to exclusive, experimental, and pre-release features, as well as an ad-free experience for Snapchat Platinum subscribers. We also generate subscription revenue from Memories Storage Plans, which provide subscribers with the ability to purchase cloud storage. Subscription revenue is initially deferred and then recognized ratably over the term of the subscription, which is generally one year or less. We report subscription revenue gross of transaction processing fees, which are recognized within cost of revenue on our consolidated statements of operations.
Other revenue also includes amounts earned from partnerships, including an agreement with our AI platform partner. These agreements are structured as fixed-fee arrangements with contract terms that may exceed one year, with revenue generally recognized ratably over the service period.
We also generate revenue from subscriptions and sales of physical products. Sales of physical products are reported net of allowances for returns. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by source:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Advertising revenue	$5,186,077	$4,903,703	$4,408,306
Other revenue	745,370	457,695	197,809
Total revenue	$5,931,447	$5,361,398	$4,606,115
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
North America (1) (2)	$3,473,174	$3,236,217	$2,952,301
Europe (3)	1,092,092	957,075	772,078
Rest of World	1,366,181	1,168,106	881,736
Total revenue	$5,931,447	$5,361,398	$4,606,115
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $3.4 billion, $3.1 billion, and $2.9 billion for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.
As of December 31, 2025, the aggregate amount of unsatisfied performance obligations in contracts with an original duration through the first quarter of 2027 was $387.9 million, which is attributable to an agreement with our AI platform partner.
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
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if-converted method for calculating any potential dilutive effect of the convertible senior notes due in 2025, 2026, 2027, 2028, and 2030 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, RSUs, RSAs, and the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025			2024			2023

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(391,426)	$(6,121)	$(62,942)	$(590,956)	$(9,475)	$(97,425)	$(1,114,039)	$(18,479)	$(189,967)
Net loss attributable to common stockholders	$(391,426)	$(6,121)	$(62,942)	$(590,956)	$(9,475)	$(97,425)	$(1,114,039)	$(18,479)	$(189,967)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,440,448	22,523	231,627	1,404,994	22,526	231,627	1,358,345	22,532	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,440,448	22,523	231,627	1,404,994	22,526	231,627	1,358,345	22,532	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(0.27)	$(0.27)	$(0.42)	$(0.42)	$(0.42)	$(0.82)	$(0.82)	$(0.82)
Diluted	$(0.27)	$(0.27)	$(0.27)	$(0.42)	$(0.42)	$(0.42)	$(0.82)	$(0.82)	$(0.82)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of December 31,
	2025	2024	2023

	(in thousands)
Stock options	519	680	1,697
Unvested RSUs and RSAs	167,374	134,253	157,130
Convertible Notes (if-converted)	46,193	85,945	89,379
4. Stockholders’ Equity
Common Stock
As of December 31, 2025, we are authorized to issue 3,000,000,000 shares of Class A non-voting common stock, 700,000,000 shares of Class B voting common stock, and 260,887,848 shares of Class C voting common stock, each with a par value of $0.00001 per share. Class A common stockholders have no voting rights, Class B common stockholders are entitled to one vote per share, and Class C common stockholders are entitled to ten votes per share. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon transfer. Shares of our Class C common stock are convertible into an equivalent number of shares of our Class B common stock and generally convert into shares of our Class B common stock upon transfer. Any dividends paid to the holders of the Class A common stock, Class B common stock, and Class C common stock will be paid on a pro rata basis. For the year ended December 31, 2025, we did not declare any dividends. On a liquidation event, as defined in our certificate of incorporation, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock, Class B common stock, and Class C common stock.

As of December 31, 2025, there were 1,502,073,263 shares issued and 1,457,403,389 shares outstanding of Class A common stock, and 22,523,290 shares and 231,626,943 shares issued and outstanding of Class B common stock and Class C common stock, respectively.
Stock-based Compensation Plans
We maintain one active stock-based employee compensation plan, the 2017 Equity Incentive Plan (the “2017 Plan”). In January 2017, our board of directors adopted the 2017 Plan, and in February 2017, our stockholders approved the 2017 Plan, effective on March 1, 2017. The 2017 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, RSAs, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates. The maximum term for stock options granted under the 2017 Plan may not exceed ten years from the date of grant. The 2017 Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors.
The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 5.0% of the total number of shares of our capital stock outstanding on December 31st of the immediately preceding calendar year, and (ii) a number determined by our board of directors. As of December 31, 2025, there were 96,392,672 shares of our Class A common stock reserved for future issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In January 2017, our board of directors adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Our stockholders approved the 2017 ESPP in February 2017. The 2017 ESPP became effective in connection with the IPO. A total of 16,484,690 shares of Class A common stock were initially reserved for issuance under the 2017 ESPP. No shares of our Class A common stock have been issued or offered under the 2017 ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (i) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2025, there were 16,484,690 shares of our Class A common stock reserved for future issuance under the 2017 ESPP.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the year ended December 31, 2025:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested as of December 31, 2024	134,253	$11.90
Granted	175,226	$8.51
Vested	(107,610)	$10.89
Forfeited	(34,495)	$10.79
Unvested as of December 31, 2025	167,374	$9.23
The weighted-average grant date fair value of RSUs and RSAs granted for the years ended December 31, 2025, 2024 and 2023 was $8.51, $12.92, and $10.41, respectively. The total fair value of RSUs and RSAs vested for the years ended December 31, 2025, 2024, and 2023 was $0.9 billion, $0.9 billion, and $1.0 billion, respectively.
Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.4 billion as of December 31, 2025 and is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options
The following table summarizes the stock option award activity under the 2017 Plan for the year ended December 31, 2025:

	Number of Class A Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

	(in thousands, except per share and year data)
Outstanding as of December 31, 2024	680	$16.01	4.51	$253
Granted	—	$—	—	$—
Exercised	(58)	$6.43	—	$—
Forfeited	(103)	$12.56	—	$—
Outstanding as of December 31, 2025	519	$17.77	3.74	$—
Exercisable as of December 31, 2025	519	$17.77	3.74	$—
Vested and expected to vest as of December 31, 2025	519	$17.77	3.74	$—
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2025 and December 31, 2024.
There were no stock options granted for the years ended December 31, 2025, 2024 and 2023, and no stock-based compensation expense from stock options for the years ended December 31, 2025 and 2024. Stock-based compensation expense from stock options for the year ended December 31, 2023 was not material.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options granted under the 2017 Stock Plan.
There were no stock options that vested for the years ended December 31, 2025 and 2024. The total grant date fair value of stock options that vested for the year ended December 31, 2023 was $1.1 million. The intrinsic value of stock options exercised for the years ended December 31, 2025, 2024, and 2023 was $0.1 million, $1.4 million, and $12.3 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$7,426	$6,034	$9,555
Research and development	680,602	683,830	893,026
Sales and marketing	198,013	216,672	255,688
General and administrative	130,784	134,487	165,735
Total	$1,016,825	$1,041,023	$1,324,004
Stock Repurchases
In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. Under this program, we repurchased and retired 29.4 million shares of our Class A common stock for $250.3 million, including costs associated with the repurchases. As of December 31, 2025, the remaining availability under the stock repurchase authorization was $250.0 million. This program was completed in January 2026.

In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the second quarter of 2025. During the program, we repurchased and subsequently retired 57.3 million shares of our Class A common stock for an aggregate of $500.6 million, representing the entire amount approved by our board of directors and the costs associated with the repurchases.
In October 2023, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. The program was completed in the second quarter of 2024. During the program, we repurchased and subsequently retired 46.3 million shares of our Class A common stock for an aggregate of $500.5 million, representing the entire amount approved by our board of directors and the costs associated with the repurchases.
5. Business Acquisitions
2025 Acquisitions
In 2025, the aggregate purchase consideration for business acquisitions was $41.7 million, which primarily consisted of cash. Of the aggregate purchase consideration, $24.5 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. The associated goodwill and intangible assets are deductible for tax purposes.
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
Additional Information on 2025 and 2023 Acquisitions
The operating results of the above acquisitions were included in the results of our operations from the acquisition date and were not material to our consolidated revenue or consolidated operating loss. In addition, unaudited pro forma results of operations assuming the above acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired entities were not material and pro forma results would not be materially different from reported results for the periods presented.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2023	$1,691,827
Foreign currency translation	(2,042)
Balance as of December 31, 2024	$1,689,785
Goodwill acquired	24,549
Foreign currency translation	6,435
Balance as of December 31, 2025	$1,720,769

Intangible assets consisted of the following:

	As of December 31, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	2.6	$328,234	$(274,464)	$53,770
Patents	8.9	30,172	(17,485)	12,687
Other	3.3	835	(679)	156
Total intangible assets		$359,241	$(292,628)	$66,613

	As of December 31, 2024
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	2.3	$308,333	$(238,189)	$70,144
Patents	8.8	39,373	(23,286)	16,087
Other	2.0	6,745	(6,613)	132
Total intangible assets		$354,451	$(268,088)	$86,363
Amortization of intangible assets for the years ended December 31, 2025, 2024, and 2023 was $45.5 million, $60.0 million, and $81.1 million, respectively. We revised the useful lives of certain customer relationships, trademarks, domain names, and technology for the years ended December 31, 2024 and 2023, which resulted in a $3.2 million and $19.9 million increase to amortization expense for the respective years.
As of December 31, 2025, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2026	$26,775
2027	18,599
2028	8,092
2029	4,789
2030	2,937
Thereafter	5,421
Total	$66,613
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
Additional terms related to the Convertible Notes are as follows:

	Maturity Date	Redemption Date (1)	Optional Conversion Date (2)	Initial Conversion Rate (3)	Stated Interest Rate (4)	Effective Interest Rate
2025 Notes (5)	May 1, 2025	May 6, 2023	February 1, 2025	46.1233	0.25%	0.48%
2026 Notes	August 1, 2026	August 6, 2023	May 1, 2026	43.8481	0.75%	0.91%
2027 Notes	May 1, 2027	May 5, 2024	February 1, 2027	11.2042	—%	0.19%
2028 Notes	March 1, 2028	March 5, 2025	December 1, 2027	17.7494	0.125%	0.32%
2030 Notes	May 1, 2030	May 5, 2027	February 1, 2030	45.0846	0.50%	1.21%
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
As of December 31, 2025, the if-converted value of the outstanding Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of December 31, 2025 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the first quarter of 2026. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
In August 2025, we entered into various privately negotiated repurchase transactions (collectively with the February 2025 repurchase transactions, the “2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $157.4 million in aggregate principal amount of the 2026 Notes, $246.3 million in aggregate principal amount of the 2027 Notes, and $185.8 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $549.9 million, which was $37.7 million below the carrying value of the repurchased notes. The August 2025 repurchase transactions were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $29.8 million gain on extinguishment in the third quarter of 2025. The portion accounted for as a debt modification resulted in a $8.3 million increase to the carrying value of the 2034 Notes, offset by $0.4 million of debt issuance costs carried over from the repurchased notes.
2024 Note Repurchases
In February 2024, we entered into various privately negotiated repurchase transactions with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we repurchased $100.0 million in aggregate principal amount of the 2025 Notes and $351.2 million in aggregate principal amount of the 2026 Notes for a cash repurchase price of $440.7 million. The February 2024 repurchase transactions resulted in an $8.8 million gain on extinguishment in the first quarter of 2024.
In May 2024, we entered into various privately negotiated repurchase transactions (collectively with the February 2024 repurchase transactions, the “2024 Note Repurchases”) with certain holders of the 2025 Notes and 2026 Notes, pursuant to which we repurchased $147.9 million in aggregate principal amount of the 2025 Notes and $237.5 million in aggregate principal amount of the 2026 Notes. The total cash repurchase price was $418.3 million, which was $34.1 million above the carrying value of the notes repurchased. The May 2024 repurchase transactions were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $15.5 million loss on extinguishment in the second quarter of 2024. The portion accounted for as a debt modification resulted in a $20.9 million decrease to the carrying value of the 2030 Notes, which included debt issuance costs carried over from the repurchased notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.

The Senior Notes and the Convertible Notes (collectively, the “Notes”) rank equally with each other and consist of the following:

	As of December 31,
	2025				2024
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2025 Notes	$—	$—	$—	$—	$36,240	$(28)	$—	$36,212
2026 Notes	47,013	(44)	—	46,969	249,754	(624)	—	249,130
2027 Notes	106,318	(264)	—	106,054	1,150,000	(4,984)	—	1,145,016
2028 Notes	514,191	(2,111)	—	512,080	1,500,000	(8,982)	—	1,491,018
2030 Notes	750,000	(6,197)	(16,238)	727,565	750,000	(7,582)	(19,865)	722,553
Senior Notes:
2033 Notes	1,500,000	(23,288)	117,043	1,593,755	—	—	—	—
2034 Notes	550,000	(7,597)	8,003	550,406	—	—	—	—
Total Notes	$3,467,522	$(39,501)	$108,808	$3,536,829	$3,685,994	$(22,200)	$(19,865)	$3,643,929
The following table summarizes interest expense related to our Notes:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Contractual interest expense	$111,218	$7,334	$8,874
Amortization of debt issuance costs	14,121	6,637	6,880
Amortization of debt discount (premium)	(7,891)	2,269	—
Total interest expense	$117,448	$16,240	$15,754
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
As of December 31, 2025, the remaining Capped Call Transactions were out-of-the-money.

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
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of December 31, 2025, we had $82.2 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. For additional discussion on leases, see Note 9 of these consolidated financial statements.
Our non-cancelable contractual commitments as of December 31, 2025 were as follows:

Non-Cancelable Commitments
(in thousands)
Year ending December 31,
2026	$1,609,584
2027	1,075,237
2028	104,372
2029	99,244
2030	98,397
Thereafter	437,020
Total non-cancelable contractual commitments	$3,423,854
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
Pending Matters
In November 2021, we and certain of our officers were named as defendants in a federal securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. In September 2025, we reached a preliminary settlement agreement to resolve this matter for $65.0 million, which we expect to be covered by insurance. This settlement is subject to court approval. If the settlement is not approved, we will continue to litigate the case. Although we believe we have meritorious defenses to this lawsuit, litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business. The impact of this settlement on our consolidated financial statements is not expected to be material.

In August 2025, we and certain of our officers were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. Plaintiffs seek monetary damages and other relief. In December 2025, the plaintiffs voluntarily dismissed the case which may be refiled in the future. Although we believe we have meritorious defenses to the claims, litigation is inherently uncertain, and an unfavorable outcome could seriously harm our business. For this pending matter, it is not possible to reasonably estimate the amount or range of loss.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of December 31, 2025. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements as of December 31, 2025.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2026 and 2042. Total operating lease costs were $105.5 million, $101.0 million, and $101.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	8.6	9.3
Weighted-average discount rate	6.1%	6.1%
The maturities of our operating lease liabilities as of December 31, 2025 were as follows:

Operating Leases
(in thousands)
Year ending December 31,
2026	$85,126
2027	95,850
2028	93,389
2029	89,320
2030	88,175
Thereafter	347,711
Total lease payments	799,571
Less: imputed interest	(193,269)
Present value of lease liabilities	$606,302

As of December 31, 2025, we had additional operating leases that have not yet commenced for facilities with lease obligations of $115.9 million. These operating leases will commence starting in 2026 with lease terms of approximately 12.7 years.
Cash payments included in the measurement of our operating lease liabilities, net of lease incentives received, were $74.0 million, $101.4 million, and $89.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $30.9 million, $71.0 million, and $220.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
10. Strategic Investments
We hold strategic investments primarily in privately held companies, which consist of equity securities without readily determinable fair values, and to a lesser extent, debt securities. These strategic investments are primarily recorded at fair value on a non-recurring basis. The estimation of fair value for these privately held strategic investments requires the use of significant unobservable inputs, such as the issuance of new equity by the company, and as a result, we deem these assets as Level 3 financial instruments within the fair value measurement framework.
The following table summarizes our strategic investments as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

	(in thousands)
Initial cost	$115,761	$106,052
Cumulative upward adjustments	145,932	146,201
Cumulative downward adjustments, including impairments	(77,956)	(63,910)
Carrying value	$183,737	$188,343
Gains and losses recognized during the periods presented were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Gains (losses) recognized on strategic investments sold during the period, net	$2,109	$(60)	$—
Unrealized gains on strategic investments still held at the reporting date	586	334	1,368
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(15,304)	(7,703)	(28,423)
Gains (losses) on strategic investments, net	$(12,609)	$(7,429)	$(27,055)
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of December 31, 2025 and 2024:

		December 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$399,573	$—	$—	$399,573
Cash equivalents:
Money market funds	Level 1	630,862	—	—	630,862
Total cash and cash equivalents		1,030,435	—	—	1,030,435
Marketable debt securities:
U.S. government securities	Level 1	1,796,271	6,479	(5)	1,802,745
Corporate debt securities	Level 2	97,701	161	(6)	97,856
Total marketable debt securities		1,893,972	6,640	(11)	1,900,601
Total		$2,924,407	$6,640	$(11)	$2,931,036

		December 31, 2024
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$348,251	$—	$—	$348,251
Cash equivalents:
Money market funds	Level 1	694,323	—	(30)	694,293
U.S. government securities	Level 1	3,991	—	(1)	3,990
Total cash and cash equivalents		1,046,565	—	(31)	1,046,534
Marketable debt securities:
U.S. government securities	Level 1	2,186,192	4,984	(3,292)	2,187,884
Corporate debt securities	Level 2	129,217	229	(5)	129,441
Total marketable debt securities		2,315,409	5,213	(3,297)	2,317,325
Total		$3,361,974	$5,213	$(3,328)	$3,363,859
Gross unrealized losses on marketable debt securities were not material as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of December 31, 2025, $0.9 billion of our total $1.9 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $9.5 million and $12.4 million as of December 31, 2025 and 2024, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$—	$—	$11,046
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(5,636)	(1,185)	(17,731)
Gains (losses) on publicly traded equity securities, net	$(5,636)	$(1,185)	$(6,685)
We carry the Notes at face value less any unamortized debt issuance costs and discounts, plus unamortized premiums on our consolidated balance sheets and present the fair value for disclosure purposes only. As of December 31, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes and the 2034 Notes was $45.8 million, $99.1 million, $467.9 million, $655.4 million, $1,553.8 million, and $566.2 million respectively. As of December 31, 2024, the fair value of the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes and the 2030 Notes was $35.5 million, $242.7 million, $998.5 million, $1,226.6 million, and $635.6 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the Notes in an over-the-counter market on the last business day of the period.
Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows.

	As of December 31,
	2025	2024	2023

	(in thousands)
Cash and cash equivalents	$1,030,435	$1,046,534	$1,780,400
Restricted cash, included in other assets	962	3,700	2,062
Total cash, cash equivalents, and restricted cash	$1,031,397	$1,050,234	$1,782,462

12. Income Taxes
The domestic and foreign components of pre-tax loss were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Domestic (1)	$(238,993)	$(280,877)	$(285,330)
Foreign (1)	(212,143)	(391,349)	(1,009,093)
Loss before income taxes	$(451,136)	$(672,226)	$(1,294,423)
(1)Includes the impact of intercompany charges to foreign affiliates for financing, management fees, and research and development cost sharing, inclusive of stock-based compensation.
The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$—	$5,216	$—
State	4,631	6,811	8,585
Foreign	1,930	13,273	26,727
Total current income tax expense (benefit)	6,561	25,300	35,312
Deferred:
Federal	1,542	1,595	1,267
State	1,061	1,027	1,061
Foreign	189	(2,292)	(9,578)
Total deferred income tax expense (benefit)	2,792	330	(7,250)
Income tax expense (benefit)	$9,353	$25,630	$28,062

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate. We adopted ASU 2023-09 prospectively for the fiscal year 2025. Prior period disclosures have not been retrospectively adjusted and may not be comparable to the current period presentation under the new standard.

	Year Ended December 31,
	2025
	Amount	Percent
	(dollars in thousands)
U.S. federal statutory tax rate	$(94,739)	21.0%
Total state and local income taxes (1)	2,506	(0.6)
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(1,991)	0.4
Changes in valuation allowances	(57,537)	12.8
Other	(1,534)	0.3
Singapore
Statutory tax rate difference between Singapore and United States	8,588	(1.9)
Changes in valuation allowances	37,952	(8.4)
Other	2,240	(0.5)
Other foreign jurisdictions	2,305	(0.5)
Tax credits
Research and development tax credits	(92,642)	20.6
Changes in valuation allowances	110,612	(24.5)
Nontaxable or nondeductible items
Stock-based payment awards	52,357	(11.6)
Other	8,869	(2.0)
Changes in unrecognized tax benefits	32,367	(7.2)
Total income tax expense (benefit)	$9,353	(2.1)%
(1)State taxes in California contributed to the majority of the tax effect in this category.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Tax benefit (expense) computed at the federal statutory rate	21.0%	21.0%
State tax benefit (expense), net of federal benefit (1)	3.9	2.2
Change in valuation allowance	(31.0)	(31.5)
Differences between U.S. and foreign tax rates on foreign income	(0.3)	3.3
Stock-based compensation	(6.4)	(7.0)
U.S. federal research & development credit benefit	11.0	8.6
Acquisitions and divestitures	(1.0)	1.8
Other benefits (expenses)	(1.0)	(0.6)
Total income tax benefit (expense)	(3.8)%	(2.2)%
(1)    Inclusive of state research and development credits.

As a result of our prospective adoption of ASU 2023-09 as of January 1, 2025, the following table presents income taxes paid, net of refunds, disaggregated by jurisdiction in accordance with the new disclosure requirement for the year ended December 31, 2025:

Year Ended
December 31, 2025
(in thousands)
U.S. federal	$1,500
U.S. states and local	2,660
Foreign
Canada	1,395
France	5,437
Germany	6,191
Israel	2,950
Netherlands	1,453
Other	5,130
Total foreign	22,556
Total income taxes paid	$26,716
The significant components of net deferred tax balances were as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Accruals and reserves	$23,230	$16,413
Intangible assets	199,140	139,612
IRC 174 capitalized R&D	440,540	598,669
Stock-based compensation	23,686	58,171
Loss carryforwards	2,865,653	2,757,814
Tax credit carryforwards	1,169,703	1,060,486
Operating lease liabilities	134,620	128,072
Other	97,987	67,958
Total deferred tax assets	4,954,559	4,827,195
Deferred tax liabilities:
Operating lease right-of-use assets	(113,448)	(112,907)
Unrealized gains in securities and investments	(13,544)	(18,333)
Other	(20,784)	(18,445)
Total deferred tax liabilities	(147,776)	(149,685)
Total net deferred tax assets before valuation allowance	4,806,783	4,677,510
Valuation allowance	(4,808,739)	(4,677,088)
Net deferred taxes	$(1,956)	$422
During the year ended December 31, 2025, we completed an intra-group transaction, which resulted in the recognition of U.S. deferred tax assets and the reversal of U.K. deferred tax assets. Both are subject to a full valuation allowance and, accordingly, the transaction did not result in a net income tax benefit or expense or a net impact to the consolidated balance sheet.

Income tax expense was $9.4 million for the year ended December 31, 2025, compared to $25.6 million for the same period in 2024. The decrease of $16.3 million was primarily attributable to a reduction in unrecognized tax benefits due to statute expirations and a reduction in U.S. federal and certain state tax liabilities due to the enactment of the One Big Beautiful Bill Act, which repealed the mandatory capitalization of domestic research and experimental expenditures for tax years beginning after December 31, 2024.
As of December 31, 2025, we had an immaterial amount of unremitted earnings related to certain foreign subsidiaries. We intend to continue to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
As of December 31, 2025, we had accumulated U.S. federal and state net operating loss carryforwards of $6.5 billion and $4.4 billion, respectively. Because they were generated after December 31, 2017, these U.S. federal net operating loss carryforwards can be carried forward indefinitely, but the ability to utilize such net operating loss carryforwards to offset taxable income in a tax year may not exceed 80% of the taxable income in such year. Certain significant state net operating loss carryforwards will begin to expire in 2031. As of December 31, 2025, we had $4.9 billion of U.K. net operating loss carryforwards that can be carried forward indefinitely; however, use of such carryforwards in a given year is generally limited to 50% of such year’s taxable income. As of December 31, 2025, we had accumulated $420.0 million of Singapore net operating loss carryforwards, which can be carried forward indefinitely and are not subject to any taxable income limitation. As of December 31, 2025, we had accumulated U.S. federal and state research tax credits of $1.0 billion and $574.8 million, respectively. The U.S. federal research tax credits will begin to expire in 2035. The U.S. state research tax credits do not expire.
We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances against net deferred tax assets of $4.8 billion and $4.7 billion as of December 31, 2025 and 2024, respectively. In 2025, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from the loss from operations.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance of unrecognized tax benefits	$562,808	$513,404	$510,669
Additions for current year tax positions	119,255	49,536	46,188
Additions for prior year tax positions	421	1,163	10,171
Reductions for prior year tax positions	(3,935)	(622)	(16,736)
Changes due to lapse of statute of limitations	(10,855)	(99)	(31,786)
Reductions for settlements with taxing authorities	—	—	(4,927)
Changes due to foreign currency translation adjustments	1,858	(574)	(175)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	669,552	562,808	513,404
Interest and penalties associated with unrecognized tax benefits	1,791	1,918	967
Ending balance of unrecognized tax benefits (including interest and penalties)	$671,343	$564,726	$514,371
Substantially all of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. In addition, we record separate deferred tax assets related to potential competent authority relief under applicable income tax treaties, which are fully offset by a valuation allowance. We have net unrecognized tax benefits of $27.8 million and $35.8 million included in other liabilities on our consolidated balance sheet as of December 31, 2025 and 2024, respectively, which, if recognized, would result in a tax benefit.

Our policy is to recognize interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on our consolidated balance sheets. For the year ended December 31, 2025, interest expense recorded related to uncertain tax positions was not material.
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
The material tax jurisdictions in which we are subject to potential examination include the United States for tax years ending on or after December 31, 2012, and the United Kingdom for tax years ending on or after December 31, 2020. We are currently under examination by the U.S. Internal Revenue Service for tax year 2022, U.K. tax authorities for tax years 2020 through 2023, and also in various other jurisdictions covering multiple tax years.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance as of December 31, 2024	$1,730	$964	$2,694
Other comprehensive income (loss) before reclassifications	3,470	19,253	22,723
Amounts reclassified from AOCI (1)	1,275	—	1,275
Net current period other comprehensive income (loss)	4,745	19,253	23,998
Balance as of December 31, 2025	$6,475	$20,217	$26,692
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Computer hardware and software	$65,466	$67,796
Buildings	21,486	21,486
Leasehold improvements	560,551	450,826
Furniture and equipment	259,673	214,619
Construction in progress	41,301	63,284
Total	948,477	818,011
Less: accumulated depreciation	(370,402)	(328,923)
Property and equipment, net	$578,075	$489,088
Depreciation on property and equipment was $118.1 million, $98.0 million, and $87.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Noncash property and equipment additions in accounts payable, accrued expenses and other current liabilities were $32.5 million, $29.3 million, and $44.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
15. Balance Sheet Components
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Accrued infrastructure costs	$327,980	$377,022
Deferred revenue	145,210	112,769
Accrued compensation and related expenses	77,812	85,416
Accrued professional fees	71,407	69,618
Accrued revenue share	63,885	84,990
Accrued operating costs	61,315	62,375
Deferred payments for acquisitions	3,789	76,434
Other	220,229	140,630
Total accrued expenses and other current liabilities	$971,627	$1,009,254
16. Employee Benefit Plans
We have a defined contribution savings plan for U.S.-based employees under the provisions of the U.S. Internal Revenue Code Section 401(k) (the “401(k) Plan”). The 401(k) Plan is available for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their eligible compensation, but are limited to the maximum annual dollar amount allowable under the Code. We match 100% of each participant’s contribution up to a maximum of 3% of the participant’s eligible compensation paid during the period, and also match 50% of each participant’s contribution between 3% and 5% of the participant’s eligible compensation paid during the period. For the years ended December 31, 2025, 2024, and 2023, we recognized expense of $29.5 million, $29.6 million, and $34.0 million, respectively, related to matching contributions.
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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$5,931,447	$5,361,398	$4,606,115

Less:
Infrastructure costs	1,584,147	1,441,134	1,171,993
Content and developer partner costs	621,442	634,977	621,971
Advertising partner and other costs	450,508	384,804	297,262
Operating expenses	2,585,871	2,391,878	2,353,312
Stock-based compensation and related payroll and other tax expense	1,058,013	1,069,389	1,359,107
Depreciation and amortization	163,633	154,459	159,999
Other segment items (1)	(71,678)	(17,387)	(35,044)
Net loss	$(460,489)	$(697,856)	$(1,322,485)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax benefit (expense) as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $72.1 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of December 31,
	2025	2024

	(in thousands)
United States	$710,984	$682,173
United Kingdom	245,911	248,243
Rest of world (1)	127,396	89,113
Total long-lived assets, net	$1,084,291	$1,019,529
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.
20. Subsequent Events
In February 2026, our board of directors authorized a stock repurchase program of up to $500 million of our Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions in accordance with applicable securities laws. Repurchases have been authorized for the next 12 months but the program may be initiated, modified, suspended, or terminated at any time during such period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Robert C. Murphy Co-Founder, Chief Technology Officer, and Director	11/11/2025	Adoption (2)	X	03/10/2027	(1)
Poppy Thorpe Director	12/2/2025	Adoption	X	3/2/2027	Up to 60,725
Evan Spiegel Co-Founder, Chief Executive Officer, and Director	12/10/2025	Adoption (2)	X	12/31/2026	(3)
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Trading arrangement provides for the sale of up to 8,000,000 shares of Class A Common Stock by a revocable trust over which Mr. Murphy serves as trustee, plus the gift by such trust of the number of shares necessary to attain a value equal to 30% of such gross sale proceeds, and for the sale of a sufficient amount of shares to generate $3,000,000 in gross sale proceeds by an irrevocable trust over which Mr. Murphy serves as a trustee, but has no financial interest.
(2)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(3)Trading arrangement provides for the sale of a number of shares of Class A Common Stock with a value equal up to $30,000,000 by a revocable trust over which Mr. Spiegel serves as trustee, and for the sale of up to 1,000,000 shares of Class A Common Stock by an irrevocable trust over which Mr. Spiegel serves as a trustee, but has no financial interest.
2026 Discretionary Bonus Program
On February 3, 2026, the compensation committee of our board of directors approved the 2026 Bonus Program. The 2026 Bonus Program provides executive officers and other eligible employees the opportunity to earn bonuses for the period from January 1, 2026 through December 31, 2026. Bonuses will be based on the achievement of certain company-wide priorities and objectives and the contributions and efforts of the eligible participants, in each case as determined by the compensation committee.
After December 31, 2026, the compensation committee will evaluate the level of achievement of certain company-wide priorities and objectives, and the contributions and efforts of the eligible participants. Each eligible participant in the 2026 Bonus Program may receive a bonus, as determined by the compensation committee, in an amount up to 50% of such participant’s annual base salary as of December 31, 2026. All or any portion of an earned bonus may be paid in shares of Class A common stock granted under the Snap Inc. 2017 Equity Incentive Plan. The compensation committee also has the right to adjust the bonus target of any participant upward in the event of overachievement of the corporate objectives and key results.
There is no set formula for determining the bonus amount under the 2026 Bonus Program. Rather, the compensation committee will exercise its discretion in determining the bonus amount actually earned by each participant. Awards under the 2026 Bonus Program are expected to occur in the first quarter of 2027. A participant must remain an employee on the payment date under the 2026 Bonus Program to be eligible to earn a bonus.
The description of the 2026 Bonus Program does not purport to be complete and is qualified in its entirety by reference to the 2026 Bonus Program, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.23 and incorporated by reference.

We are including this disclosure in Item 9B of this Form 10-K rather than filing a Form 8-K under Item 5.02 at a later date.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information for our directors and executive officers, and their ages as of December 31, 2025.

Name	Age	Position
Executive Officers
Evan Spiegel	35	Co-Founder, Chief Executive Officer, and Director
Robert Murphy	37	Co-Founder, Chief Technology Officer, and Director
Derek Andersen	47	Chief Financial Officer
Zachary Briers	38	General Counsel
Ajit Mohan	50	Chief Business Officer
Rebecca Morrow	52	Chief Accounting Officer
Non-Employee Directors
Michael Lynton (1)(2)(3)	66	Director and Chairperson of the Board
Kelly Coffey (3)	60	Director
Joanna Coles (2)	63	Director
Liz Jenkins (3)	48	Director
Jim Lanzone (2)	54	Director
Matthew McRae	51	Director
Scott D. Miller (1)(3)	73	Director
Patrick Spence (1)	51	Director
Poppy Thorpe (1)(3)	41	Director
Fidel Vargas (2)	57	Director
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
Zachary Briers. Mr. Briers has served as our General Counsel since November 2025. From August 2012 to October 2025, Mr. Briers was a lawyer in private practice at the law firm of Munger, Tolles & Olson LLP, where he focused his practice on advising companies and founders on litigation and transactional matters. Mr. Briers holds a J.D. from the New York University School of Law and a B.A. from John Carroll University.
Ajit Mohan. Mr. Mohan has served as our Chief Business Officer since February 2025 and previously served as our President of APAC from January 2023 to February 2025. From 2019 to November 2022, Mr. Mohan served as Vice President and Managing Director of India for Meta, where he was responsible for strategy and operations in India, and from April 2016 to December 2018, Mr. Mohan served as CEO of 21st Century Fox’s digital streaming service, Hotstar. Mr. Mohan holds a BASc from Nanyang Technological University Singapore, an M.A. from Johns Hopkins University, and an M.B.A. from The Wharton School at the University of Pennsylvania.
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
Liz Jenkins. Ms. Jenkins has served on our board of directors since December 2020. Ms. Jenkins has served as Chief Business Officer at NBCUniversal Entertainment since September 2023. Ms. Jenkins served as Chief Operating Officer at Be Sunshine, LLC (Hello Sunshine) from January 2021 to September 2023, and served as Chief Financial Officer at Hello Sunshine from August 2018 to December 2020. Prior to joining Hello Sunshine, Ms. Jenkins worked at Sony Interactive Entertainment as the Head of Strategic Ventures for PlayStation from June 2017 to August 2018, the

Creative Cartel as interim Co-Chief Executive Officer from October 2015 to June 2016, and Media Rights Capital from October 2008 to May 2015, most recently serving as Senior Vice President of Corporate Development and Strategy. She currently serves as Chair of the board of GLAAD. Ms. Jenkins holds an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. in Economics from Stanford University. We believe that Ms. Jenkins is qualified to serve as a member of our board of directors and chair of our audit committee due to her experience working with digital and technology companies and her financial and accounting expertise from her prior experience as Chief Financial Officer of Hello Sunshine.
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
Matthew McRae. Mr. McRae has served on our board of directors since December 2025. Mr. McRae has served as Chief Executive Officer and a member of the board of directors of Arlo Technologies, Inc. since August 2018. Mr. McRae previously was NETGEAR’s Senior Vice President of Strategy from October 2017 to August 2018, and prior to that served as Chief Technology Officer of VIZIO, Inc. from 2010 to 2018. Mr. McRae previously served as Vice President of Marketing and Business Development of Fabrik (now part of HGST, Inc.), and before that was Senior Director, Worldwide Business Development at Cisco Systems, Inc. Mr. McRae currently serves on the board of directors for Origin Wireless, Inc., and was previously on the board of directors of Violux, Inc., Dedicated Hosting Services, Inc. and the Leatherby Center for Entrepreneurship and Business Ethics at the Business School of Chapman University. Mr. McRae holds a B.S. in Economics from The Wharton School at the University of Pennsylvania and a B.S. in Computer Engineering from the University of Pennsylvania. We believe that Mr. McRae is qualified to serve as a member of our board of directors due to his extensive leadership experience and working with technology companies.
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
Composition of Our Board of Directors
Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of twelve members.
No stockholder has any special rights regarding the election or designation of members of our board of directors. There is no contractual arrangement by which any of our directors are appointed to our board of directors. Our current directors will continue to serve as directors until our 2026 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.
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
Our board of directors held five meetings during 2025. No member of our board of directors attended fewer than 75% of the aggregate of (a) the total number of meetings of the board of directors (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the board of directors on which such director served (held during the period that such director served). Members of our board of directors are invited and encouraged to attend our annual meeting of stockholders. In 2025, seven members of our board of directors attended our annual meeting of stockholders (at the time of the 2025 annual meeting of stockholders, our board of directors consisted of eleven members).
Executive Sessions of Independent Directors
In order to promote open discussion among non-management directors, and as required under applicable NYSE rules, our board of directors conducts executive sessions of non-management directors during each regularly scheduled board meeting and at such other times if requested by a non-management director. In 2025, the non-management directors met in executive session at least once. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Neither Mr. Spiegel nor Mr. Murphy participates in such sessions. As Chairperson of our board of directors, Mr. Lynton presides over meetings of our independent directors without management present.
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
Audit Committee
Our audit committee consists of Ms. Coffey, Ms. Jenkins, Mr. Lynton, Mr. Miller, and Ms. Thorpe, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Jenkins, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. During 2025, the audit committee met six times. Our board of directors has adopted a written charter for the audit committee, which is available on our website at www.snap.com.
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
Compensation Committee
Our compensation committee consists of Mr. Lynton, Mr. Miller, Mr. Spence, and Ms. Thorpe, each of whom our board of directors has determined is independent under NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our compensation committee is Mr. Lynton. During 2025, the compensation committee met four times. Our board of directors has adopted a written charter for the compensation committee, which is available on our website at www.snap.com.

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
•reviewing and approving policies and procedures with respect to the clawback or recoupment of compensation from officers, employees, directors, or other individuals; and
•reviewing and approving policies and procedures with respect to perquisites or other personal benefits provided to executive officers, directors, and other senior management.
See the sections titled “Item 11. Executive Compensation—Compensation Discussion and Analysis” and “—Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Coles, Mr. Lanzone, Mr. Lynton, and Mr. Vargas, each of whom our board of directors has determined is independent under the NYSE listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. The chair of our nominating and corporate governance committee is Ms. Coles. During 2025, the nominating and corporate governance committee met two times. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.snap.com.
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
A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Procedures by Which Stockholders May Nominate Directors
The nominating and corporate governance committee and our board of directors will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our board of directors will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our board of directors are set out in our Corporate Governance Guidelines, which are available on our website at www.snap.com. If a stockholder who is eligible to vote at the 2026 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our bylaws and give timely notice of the nomination in writing to our Secretary. All stockholder proposals should be marked for the attention of our Secretary at Snap Inc., 3000 31st Street, Santa Monica, CA 90405.
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
To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons, we believe that, with respect to the year ended December 31, 2025, such persons complied with all such filing requirements.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The compensation provided to our named executive officers is detailed in the Summary Compensation Table, other tables and the accompanying footnotes, and narrative following this section. This compensation discussion and analysis summarizes the material aspects of our compensation programs that we provide to our named executive officers. Our named executive officers for 2025 were:
•Evan Spiegel, Co-Founder and Chief Executive Officer;
•Derek Andersen, Chief Financial Officer;
•Zachary Briers, General Counsel;
•Ajit Mohan, Chief Business Officer;
•Rebecca Morrow, Chief Accounting Officer;
•Michael O’Sullivan, former General Counsel; and
•Eric Young, former Senior Vice President of Engineering.

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
Compensation-Setting Process
Compensation Committee’s Role
The compensation committee has overall responsibility for determining the compensation of our executive officers, including our Chief Executive Officer. Members of the compensation committee are appointed by our board of directors. The compensation committee consists of four members of our board of directors: Mr. Lynton, Mr. Miller, Mr. Spence, and Ms. Thorpe. No member of the compensation committee is, or was in 2025, an executive officer of Snap Inc., and each of them qualifies as an “independent director” under the NYSE rules.

Compensation Consultant’s Role
The compensation committee has the authority to engage the services of outside consultants. The compensation committee first retained Semler Brossy Consulting Group, or Semler Brossy, a national compensation consulting firm, as its independent compensation consultant in 2023. Semler Brossy reports directly to the compensation committee.
In January 2026, our compensation committee reviewed Semler Brossy’s independence under applicable SEC and NYSE rules. Our compensation committee concluded that Semler Brossy is independent within the meaning of such rules and that its engagement did not present any conflict of interest.
Management’s Role
Management makes recommendations to the compensation committee regarding our compensation programs and policies, and implements the programs and policies approved by the compensation committee. Our Chief Executive Officer makes recommendations to the compensation committee with respect to compensation for our executive officers, including our named executive officers, other than himself. The compensation committee considers our Chief Executive Officer’s recommendations, but ultimately has final approval of all compensation for our executive officers, including the types of award and specific amounts. All such determinations by our compensation committee are discretionary. Our co-founders, who serve as Chief Executive Officer and Chief Technology Officer each have base salaries of $1 per year and did not receive any equity awards in 2025.
No executive officer participated directly in the final deliberations or determinations regarding his or her own compensation package or was present during such determinations.
The compensation committee meets regularly in executive session. Our Chief Executive Officer is not present during compensation committee deliberations or voting on his own compensation and he recuses himself from sessions of our board of directors where they act on his own compensation.
Peer Group
We analyze market data for executive compensation periodically using the most relevant published survey sources, information available from public filings, and input from our compensation consultants. The compensation committee used the peer group listed below to determine pay levels for 2025. The peer group was based on a detailed review by Semler Brossy, the compensation committee’s consultants, conducted in 2024, considering appropriateness of the then-existing peer companies and potential additions based on similarity in market capitalization, revenue, and industry. Following the review, the compensation committee approved removing Activision Blizzard from the peer group due to its acquisition by Microsoft and replacing it with Take-Two Interactive Software as it is relevant from a size and scope perspective. The peer group that the compensation committee considered to determine pay levels for 2025 consisted of the following companies:

Autodesk	Pinterest	Twilio
Block	Roblox	Uber
DocuSign	Roku	Workday
DoorDash	Shopify	Zillow Group
Etsy	Spotify	Zoom
Match Group	Take-Two Interactive Software
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
Ms. Morrow is the only named executive officer that participates in the Company’s annual merit program for the adjustment of base salaries. Ms. Morrow’s base salary remained $515,000 for 2025.
In February 2025, the compensation committee approved the promotion of Mr. Mohan to Chief Business Officer, a role with expanded responsibilities including growing our advertising business across all regions and leading our revenue product and business operations organizations. In connection with this promotion, the compensation committee increased Mr. Mohan’s annual base salary from SGD 700,000 to SGD 1,350,000, effective February 1, 2025.
Upon Mr. Mohan’s relocation to the U.S. in May 2025, the compensation committee approved a change in the currency denomination of his base salary from Singapore dollars to U.S. dollars to align his compensation with our U.S. executive pay structure. Beginning on May 9, 2025, Mr. Mohan’s annual base salary was set at USD $1,000,000.
The table below sets forth information regarding the year-end base salary amounts for 2025 for our named executive officers.

Name	2025 Base Salary
Evan Spiegel	$1
Derek Andersen	1,000,000
Zachary Briers	1,000,000
Ajit Mohan	1,000,000
Rebecca Morrow	515,000
Michael O’Sullivan (1)	1,000,000
Eric Young (2)	1,000,000
(1)In September 2025, Mr. O’Sullivan notified us of his intent to leave the Company on December 31, 2025. Mr. O’Sullivan’s duties and responsibilities were transitioned to Zachary Briers, our new General Counsel, by November 19, 2025.
(2)Mr. Young served as Senior Vice President of Engineering until August 15, 2025.
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
We generally grant larger, one-time new hire equity awards to our executive officers when they start employment with us or are promoted. These initial awards are intended to establish a meaningful equity stake and motivate long-term value creation. While these awards typically cover multiple years, we may also consider granting additional equity awards to our executive officers from time to time to maintain strong long-term incentives, support retention of key leaders, and reinforce alignment with our strategic and financial priorities. The size of these awards is not determined based on a specific formula, but rather through the exercise of judgment after considering various factors, including compensation provided to other executives with similar responsibilities in our peer group and within our company, the current unvested equity held by such executive officer, the perceived retentive value of the proposed awards, and for new-hires, amounts forfeited when joining our company. We also consider each executive officer’s individual performance, including the results and contributions delivered during the year and how they align with our short-term and long-term goals, the executive’s leadership of his or her team, the cash compensation received by the executive officer, and feedback received from the executive officer’s peers and team.
Annual Incentive Compensation
In February 2025, our board of directors approved the 2025 Bonus Program, which provided our named executive officers, with the exception of Ms. Morrow, and other eligible employees the opportunity to earn bonuses only on the achievement of outperformance against certain company-wide objectives and key results, or Corporate OKRs, from January 1, 2025 through December 31, 2025. A participant must remain an employee through the payment date under the 2025 Bonus Program to earn a bonus.
The Corporate OKRs are recommended by the Chief Executive Officer, and reviewed and approved by the compensation committee.
Each eligible participant in the 2025 Bonus Program may receive a bonus in an amount up to 50% of such participant’s annual base salary as of December 31, 2025. The compensation committee also has the right, in its sole discretion, to adjust the bonus target of any participant upward in the event of over-achievement of the Corporate OKRs.
In January 2026, the compensation committee reviewed 2025 performance against its Corporate OKRs. It was determined that the Company did not outperform against the Corporate OKRs, and no payment would be made under this program.
In 2025, Ms. Morrow was eligible to earn equity awards, in the form of RSUs, under our discretionary equity program. Under this program, equity awards are granted at the Company’s discretion following a review of one’s performance in a given quarter. These equity awards generally vest in equal quarterly installments within a 12-month period. In 2025, Ms. Morrow was granted equity awards with a grant date fair value of $183,229 under this program.
Other Benefits
Like other employees, our executive officers, including our named executive officers, are able to participate in our employee benefit and welfare plans, including life and disability insurance, medical and dental care plans, and a 401(k) plan. In 2025, we matched contributions made to our 401(k) plan by our employees up to federal limits, including our named executive officers. All of the named executive officers, other than Mr. Spiegel, participated in our 401(k) plan. On occasion, we may provide new executives with sign-on compensation in the form of cash or equity as an inducement to join Snap. In 2025, Mr. Briers received a cash sign-on bonus of $1,000,000 paid in twelve monthly installments from December 2025. Our executive officers, including our named executive officers, also receive access to an on-call medical service paid for by us and the ability to use certain of our office spaces and other facilities for personal matters, subject to availability. Mr. O’Sullivan participated in such on-call medical services in 2025, and we paid applicable tax gross ups related to such services. In 2025, we agreed to reimburse Mr. Mohan the incremental taxes he incurred as a result of additional business travel to the United States in late 2024 and early 2025, prior to his promotion to Chief Business Officer and related to responsibilities not contemplated under his original role. We additionally provided tax gross-up payments to cover the imputed income associated with these reimbursements.
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
Relocation Benefits in Connection With Promotion to Chief Business Officer
Mr. Mohan’s promotion to Chief Business Officer required him to relocate from Singapore to the United States, and his relocation occurred in May 2025. To enable a timely and effective transition into this expanded leadership role, the compensation committee approved a tailored package based on the strategic importance of the role, the cross-border nature of the move, and the need to ensure continuity of leadership during a period of organizational expansion.
The relocation package provided benefits with an aggregate cap of $300,000, before associated tax gross-up payments, available for use within 18 months of Mr. Mohan’s relocation date. The program was designed to facilitate Mr. Mohan’s transition to the U.S. Eligible expenses included temporary corporate housing or hotel accommodations, flights for Mr. Mohan and his spouse or family members between the U.S. and Singapore, broker fees and related costs associated with securing housing, shipment of household goods, and education consultant services.
Under the terms of the relocation arrangement, if Mr. Mohan voluntarily leaves Snap or is terminated for cause within 24 months of his relocation date, he is required to repay relocation benefits previously provided. As of December 31, 2025, Mr. Mohan utilized approximately $219,309 of the total $300,000 available benefit.
Equity Award Modification
In connection with Mr. Mohan’s relocation from Singapore, he became subject to Singapore taxes upon his departure with respect to his unvested RSU awards, based on a deemed realization of value under Singapore tax rules. After reviewing market practice for cross-border executives and evaluating alternatives, the compensation committee approved a modification to a portion of Mr. Mohan’s previously granted RSUs to accelerate vesting solely to provide liquidity to satisfy this tax obligation. Specifically, in February 2025, the compensation committee approved the accelerated vesting of 743,497 RSUs that were originally scheduled to vest in tranches between June 2025 and November 2027. No other terms of the awards were modified. The compensation committee determined that the modification was not intended as additional compensation and was necessary to facilitate Mr. Mohan’s relocation and continued employment.
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

Change of Control and Termination Benefits
Our named executive officers are not entitled to any change of control benefits or post-employment payments with the limited exceptions set forth below in the section titled “—Potential Payments Upon Termination, Change in Control, or Death.”
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
No Tax Reimbursement of Parachute Payments and Deferred Compensation
We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2025, and we have not agreed and are not otherwise obligated to provide any named executive officer with such a “gross-up” or other reimbursement.
Accounting Treatment
We account for stock-based compensation in accordance with the authoritative guidance set forth in Accounting Standards Codification Topic 718, or ASC Topic 718, which requires companies to measure and recognize the compensation expense for all stock-based awards made to employees and directors, including RSAs, RSUs, and stock options, over the period during which the award recipient is required to perform services in exchange for the award.
Compensation Policies and Practices as they Relate to Risk Management
Our management team and our compensation committee, with the assistance of our independent compensation consultants, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our named executive officers. In 2025, we reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risks that could threaten our company. No such plans, practices, or policies were identified. The risk assessment process included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our company performance goals and ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The base salary component of our compensation program is designed to provide income independent of our stock price performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics. The annual bonus component is scored with discretion by the compensation committee so that short-term outcomes are not over-weighted in the final results. The equity-based component of our compensation program is primarily designed to reward employees evenly throughout their tenure, which we believe discourages employees from taking actions that focus only on specific periods. Furthermore, our executive officers typically receive a substantial portion of their equity in the form of RSAs and RSUs, which does not require our stock price to be trading at a certain price for the executive officer to realize value. Executive officer compensation is not tied to any singular performance metric. Additional controls, such as our Code of Conduct and related training, help further mitigate the risks of unethical behavior and inappropriate risk-taking. In addition, in November 2023, we adopted the Snap Inc. Incentive Compensation Recoupment Policy to comply with listing standards adopted by the NYSE that implemented the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This clawback policy applies to incentive compensation that is received by a covered individual (including our named executive officers) on or after October 2, 2023.

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
Snap Inc. compensation committee,
Michael Lynton (Chairperson)
Scott D. Miller
Patrick Spence
Poppy Thorpe

Summary Compensation Table
The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)		All Other Compensation		Total
Evan Spiegel	2025	$1	$—		$—		$4,250,449	(2)	$4,250,450
Co-Founder and Chief	2024	1	—		—		3,298,780		3,298,781
Executive Officer	2023	1	—		—		3,339,730		3,339,731
Derek Andersen	2025	1,000,000	—		16,191,496		16,695	(3)	17,208,191
Chief Financial Officer	2024	1,000,000	—		6,754,873		16,540		7,771,413
	2023	855,769	—		16,532,384		15,941		17,404,094
Zachary Briers (4) General Counsel	2025	76,923	83,334	(5)	24,000,008		116	(6)	24,160,381
Ajit Mohan (7) Chief Business Officer	2025	957,121	519,836	(8)	31,316,728	(9)	867,230	(10)	33,660,915
Rebecca Morrow	2025	515,000	—		944,724		14,495	(11)	1,474,219
Chief Accounting Officer	2024	510,673	—		3,349,335		14,340		3,874,348
	2023	480,269	215,800		679,890		13,721		1,389,680
Michael O’Sullivan (12)	2025	1,000,000	—		14,812,459		25,100	(13)	15,837,559
Former General Counsel	2024	1,000,000	—		9,999,871		24,947		11,024,818
	2023	855,769	—		8,491,369		24,347		9,371,485
Eric Young (14)	2025	673,077	—		11,500,010		14,354	(15)	12,187,441
Former Senior Vice	2024	1,000,000	125,000		5,196,068		14,340		6,335,408
President of Engineering	2023	538,462	375,000		47,812,564		291		48,726,317
(1)Amounts reported represent the aggregate grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Amount reported includes (a) $3,274,014 for security for Mr. Spiegel, (b) $84,971 of imputed income relating to incremental costs of family or guests accompanying Mr. Spiegel on business flights that Mr. Spiegel cannot reimburse under the Federal Aviation Regulations, and (c) $891,464 in incremental costs for personal flights not reimbursed by Mr. Spiegel.
(3)Amount reported includes (a) $14,000 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Andersen, and (c) contributions by the Company to Mr. Andersen’s health savings account. Amounts not quantified above total less than $10,000 in aggregate.
(4)Mr. Briers joined the company in November 2025.
(5)Represents amounts paid as part of Mr. Briers’ sign-on bonus of $1,000,000. The sign-on bonus is payable in twelve monthly installments starting December 2025.
(6)Amount reported includes (a) life insurance premiums paid by us on behalf of Mr. Briers and (b) tax “gross up” payments paid to Mr. Briers to cover the imputed income associated the life insurance premiums. Amounts not quantified total less than $10,000 in aggregate.
(7)Mr. Mohan was not a named executive officer in fiscal years 2024 and 2023. Mr. Mohan’s salary and bonus during January 2025 through May 2025 were paid in Singapore Dollars (SGD). For purposes of reporting this compensation in the table above, amounts paid in SGD have been converted to USD using average exchange rates during this period.
(8)Represents a one-time bonus of SGD 700,000 paid to Mr. Mohan as part of his compensation package resulting from his promotion to Chief Business Officer.
(9)Amount reported includes $1,192,710 of incremental fair value resulting from the modification of equity awards in February 2025. The amount reported is determined in accordance with ASC Topic 718. This amount does not reflect a new award or the actual economic value that may be realized by Mr. Mohan. For more detail, please see the section titled “Equity Award Modification” in the compensation discussion and analysis above.

(10)Amount reported includes (a) $14,000 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. Mohan, (c) $219,309 in relocation expenses incurred in connection with Mr. Mohan’s relocation benefits package described in the section entitled “—Relocation Benefits in Connection With Promotion to Chief Business Officer” in the compensation discussion and analysis above, (d) $236,354 in tax “gross up” payments paid to Mr. Mohan to cover the imputed income associated with the relocation expenses, (e) $149,906 in total reimbursements to be paid to Mr. Mohan to cover incremental taxes he incurred as a result of additional business travel to the United States, which consists of $139,346 for travel in late 2024 and $10,560 for travel in early 2025 (for more details, refer to the section entitled “—Other Benefits” in the compensation discussion and analysis above), and (f) 247,395 in total tax “gross up” payments to be paid to Mr. Mohan to cover the imputed income associated with the tax reimbursements, consisting of $234,331 for travel in late 2024 and $13,064 for travel in early 2025. Amounts not quantified above total less than $10,000 in aggregate.
(11)Amount reported includes (a) $14,000 in 401(k) plan matching contributions by us and (b) life insurance premiums paid by us on behalf of Ms. Morrow. Amounts not quantified above total less than $10,000 in aggregate.
(12)In September 2025, Mr. O’Sullivan notified us of his intent to leave the Company on December 31, 2025. Mr. O’Sullivan’s duties and responsibilities were transitioned to Zachary Briers, our new General Counsel, by November 19, 2025.
(13)Amount reported includes (a) $14,000 in 401(k) plan matching contributions by us, (b) life insurance premiums paid by us on behalf of Mr. O’Sullivan, (c) $5,000 in medical on-call services paid by us on behalf of Mr. O’Sullivan, and (d) $5,605 in tax “gross up” payments paid to Mr. O’Sullivan to cover the imputed income associated with the medical on-call services. Amounts not quantified above total less than $10,000 in aggregate.
(14)Mr. Young served as Senior Vice President of Engineering until August 15, 2025.
(15)Amount reported includes (a) $14,000 in 401(k) plan matching contributions by us and (b) life insurance premiums paid by us on behalf of Mr. Young. Amounts not quantified above total less than $10,000.
Grants of Plan-Based Awards in Fiscal 2025
The following table provides information regarding grants of incentive plan-based awards made to each of our named executive officers during 2025 under our 2017 Plan. No named executive officer was granted options in 2025.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
Evan Spiegel	—	—	$—
Derek Andersen	2/3/2025	1,449,552	16,191,496
Zachary Briers	11/19/2025	2,988,793	24,000,008
Ajit Mohan	7/15/2025	3,177,639	30,124,018
Rebecca Morrow	2/3/2025	8,477	94,688
	5/12/2025	30,751	283,217
	9/10/2025	45,716	322,298
	11/19/2025	30,451	244,522
Michael O’Sullivan	2/3/2025	1,326,093	14,812,459
Eric Young	2/3/2025	895,256	10,000,010
	3/8/2025	154,321	1,500,000
(1)Except as indicated below, equity awards vest and the forfeiture condition lapses only on the satisfaction of a service-based vesting condition. If an employee dies while in service, the service-based vesting condition as to 100% of his or her shares subject to the award will be satisfied.
(2)The dollar amounts reflect the grant date fair value of the equity awards without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the named executive officers. For a discussion of the valuation of the equity awards, see Notes 1 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards as of December 31, 2025
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. All awards are for Class A common stock and were granted under our 2017 Plan.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Evan Spiegel	—	—		$—
Derek Andersen	1/30/2023	711,495	(3)	5,741,765
	2/5/2024	403,276	(4)	3,254,437
	2/3/2025	984,782	(5)	7,947,191
Zachary Briers	11/19/2025	2,988,793	(6)	24,119,560
Ajit Mohan	3/14/2023	766,587	(7)	6,186,357
	3/11/2024	304,620	(8)	2,458,283
	7/15/2025	2,716,385	(9)	21,921,227
Rebecca Morrow	4/26/2023	22,928	(10)	185,029
	5/10/2023	4,453	(11)	35,936
	9/11/2023	23,402	(10)	188,854
	1/22/2024	27,262	(10)	220,004
	2/5/2024	15,511	(10)	125,174
	2/3/2025	2,120	(12)	17,108
	5/12/2025	25,626	(13)	206,802
	9/10/2025	39,814	(14)	321,299
	11/19/2025	30,451	(15)	245,740
Michael O’Sullivan	—	—		—
Eric Young	—	—		—
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
(2)The market value is based on the closing price of our Class A common stock on December 31, 2025, which was $8.07.
(3)The service-based condition for these RSUs is satisfied in equal quarterly installments during the 12-month period following December 15, 2025.
(4)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2026.
(5)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 268,577 of these RSUs in equal quarterly installments during the 24-month period following November 15, 2025 (134,288 shares underlying the original grant on February 3, 2025 already vested as of December 31, 2025); and 716,205 of these RSUs in equal quarterly installments during the 12-month period following November 15, 2027.
(6)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 36-month period following November 15, 2025.
(7)The service-based condition for these RSUs is satisfied in equal monthly installments after each month of continuous service during the 14-month period following December 15, 2025 (2,802,173 shares underlying the original grant on March 14, 2023 already vested as of December 31, 2025).
(8)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 9-month period following February 15, 2027 (108,997 shares underlying the original grant on March 11, 2024 already vested as of December 31, 2025).

(9)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 1,845,020 of these RSUs in equal quarterly installments during the 36-month period following November 15, 2025 (461,254 shares underlying the original grant on July 15, 2025 already vested as of December 31, 2025); 123,002 of these RSUs in equal quarterly installments during the 12-month period following November 15, 2025; and 748,363 of these RSUs in equal quarterly installments during the 12-month period following November 15, 2027.
(10)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 12-month period following November 15, 2025.
(11)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 6-month period following November 15, 2025 (22,265 shares underlying the original grant on May 10, 2023 already vested as of December 31, 2025).
(12)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 3-month period following November 15, 2025 (6,357 shares underlying the original grant on February 3, 2025 already vested as of December 31, 2025).
(13)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 30-month period following November 15, 2025 (5,125 shares underlying the original grant on May 12, 2025 already vested as of December 31, 2025).
(14)The service-based condition for these RSUs is satisfied as follows (in each case subject to continued service through each vesting date): 30,394 of these RSUs in equal quarterly installments during the 33-month period following November 15, 2025 (2,763 shares underlying the original grant on September 10, 2025 already vested as of December 31, 2025); and 9,420 of these RSUs in equal quarterly installments during the 9-month period following November 15, 2025 (3,139 shares underlying the original grant on September 10, 2025 already vested as of December 31, 2025).
(15)The service-based condition for these RSUs is satisfied in equal quarterly installments after each quarter of continuous service during the 36-month period following November 15, 2025.
Option Exercises and Stock Vested
The following table presents information regarding the vesting or lapse of the forfeiture condition during 2025 of RSUs and RSAs previously granted to the named executive officers. No named executive officer exercised options during 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Evan Spiegel	—	$—
Derek Andersen	725,427	6,123,806
Zachary Briers	—	—
Ajit Mohan	1,736,743	16,491,793
Rebecca Morrow	131,134	1,115,813
Michael O’Sullivan	633,862	5,464,223
Eric Young	779,191	6,826,858
(1)The value realized is based on the closing price of our Class A common stock on the vesting date.
Pension Benefits
Other than our 401(k) plan, our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2025.
Non-qualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2025.

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
Evan Spiegel and Robert Murphy
In July 2022, we entered into employment agreements with Evan Spiegel, our co-founder and Chief Executive Officer, and Robert Murphy, our co-founder and Chief Technology Officer, with respect to their continuing employment with us. The annual base salary for each of Messrs. Spiegel and Murphy as of December 31, 2025 was $1. The employment agreements are each effective as of January 1, 2022, and have an initial term of five years, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements.
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
Derek Andersen
In May 2019, we entered into an amended and restated offer letter agreement with Derek Andersen, our Chief Financial Officer, with respect to his continuing employment with us. Mr. Andersen’s annual base salary as of December 31, 2025 was $1,000,000.
Zachary Briers
In November 2025, we entered into an offer letter agreement with Zachary Briers, our General Counsel, with respect to his employment with us. Mr. Briers’s annual base salary as of December 31, 2025 was $1,000,000.
Ajit Mohan
In February 2025, Mr. Mohan was promoted to Chief Business Officer. In May 2025, we entered into an amended and restated offer letter with Mr. Mohan with respect to his continuing employment with us. Mr. Mohan’s base salary as of December 31, 2025 was $1,000,000.
Rebecca Morrow
In July 2019, we entered into an offer letter agreement with Rebecca Morrow, our Chief Accounting Officer, with respect to her employment with us. Ms. Morrow’s annual base salary as of December 31, 2025 was $515,000.
Michael O’Sullivan
In July 2017, we entered into an offer letter agreement with Michael O’Sullivan, our General Counsel, with respect to his employment with us. Mr. O’Sullivan’s annual base salary under the letter agreement was $1,000,000. In September 2025, Mr. O’Sullivan notified us of his intent to leave the Company on December 31, 2025. Mr. O’Sullivan’s duties and responsibilities were transitioned to Zachary Briers, our new General Counsel, by November 19, 2025.

Eric Young
In June 2023, we entered into an offer letter agreement with Eric Young, our Senior Vice President of Engineering, with respect to his employment with us. Mr. Young’s annual base salary under the letter agreement was $1,000,000. Mr. Young’s offer letter agreement included a $500,000 sign-on bonus paid in four quarterly installments from June 2023, which has been fully paid. Mr. Young served as Senior Vice President of Engineering until August 15, 2025.
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
The table below reflects amounts that would have been received by each named executive officer assuming that his or her employment was terminated due to his or her death on December 31, 2025.

Name	Accelerated Vesting of Stock Awards (1)
Evan Spiegel	$—
Derek Andersen	16,943,393
Zachary Briers	24,119,560
Ajit Mohan	30,565,867
Rebecca Morrow	1,545,946
Michael O’Sullivan	—
Eric Young	—
(1)The amount reported reflects the aggregate value, based on the closing price of our Class A common stock of $8.07 on December 31, 2025, of the unvested equity awards that would be accelerated.
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
Authorized Shares. The maximum number of shares of our Class A common stock available for future issuance under our 2017 Plan as of December 31, 2025 is 96,392,672. The number of shares of our Class A common stock reserved for issuance under our 2017 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2018 through January 1, 2027, in an amount equal to 5.0% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our Class A common stock that may be issued on the exercise of incentive stock options under our 2017 Plan is three times the share reserve under the 2017 Plan.
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
Share Reserve. The ESPP authorizes the issuance of 16,484,690 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1st of each calendar year, beginning on January 1, 2018 through January 1, 2027, by the lesser of (1) 1.0% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 15,000,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). As of December 31, 2025, no shares of our Class A common stock have been purchased under the ESPP.
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
Director Compensation Table
The following table sets forth information concerning the compensation paid to our directors who are not named executive officers during the year ended December 31, 2025. The compensation received by Mr. Spiegel as an employee of our company is presented in “Executive Compensation—Summary Compensation Table.”
In 2025, we paid fees and made equity awards to our non-employee directors. We granted each non-employee director serving as of August 7, 2025 RSUs for 33,157 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied on August 2, 2026. Mr. McRae, who joined the board in December 2025, was granted RSUs for 20,653 shares of Class A common stock under our 2017 Plan, for which the service-based vesting condition will be fully satisfied on August 2, 2026. If a director’s service ceases before such director’s applicable service-based vesting date, vesting of the RSUs will be accelerated pro rata, based on the number of months of service provided by such director. In addition, in the event of a change in control, the service-based vesting condition of the RSUs will be deemed satisfied for 100% of the RSUs that have not yet satisfied the service-based vesting condition, immediately before the closing of such change in control.
Mr. Murphy did not receive compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Robert Murphy (2)	$1,065,214	$—	$1,065,214
Michael Lynton	170,000	250,004	420,004
Kelly Coffey	75,000	250,004	325,004
Joanna Coles	85,000	250,004	335,004
Liz Jenkins	100,000	250,004	350,004
Jim Lanzone	75,000	250,004	325,004
Matthew McRae (3)	5,707	166,670	172,377
Scott D. Miller	75,000	250,004	325,004
Patrick Spence	75,000	250,004	325,004
Poppy Thorpe (4)	135,000	250,004	385,004
Fidel Vargas (4)	135,000	250,004	385,004
(1)Amounts reported represent the aggregate grant date fair value of RSUs granted during 2025 under our 2017 Plan without regard to forfeitures, calculated in accordance with ASC Topic 718. These amounts do not reflect the actual economic value realized by the directors. For a discussion of the valuation of the equity awards, including the assumptions used, see Notes 1 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Mr. Murphy does not receive any compensation for service as a director. Amounts reported represents (a) $1 for his annual base salary as an employee, (b) $881,427 for security for Mr. Murphy, (c) $2,200 in contributions by the Company to Mr. Murphy’s health savings account, (d) $2,407 of imputed income relating to incremental costs of family or guests accompanying Mr. Murphy on business flights that Mr. Murphy cannot reimburse under the Federal Aviation Regulations, and (e) $179,179 in incremental costs for personal flights not reimbursed by Mr. Murphy.
(3)Mr. McRae joined the board of directors on December 4, 2025.
(4)Amount reported includes a $5,000 per month retainer for services on a special committee.

As of December 31, 2025, the aggregate number of shares underlying stock awards and option awards for each of our non-employee directors was:

Name	Unvested Stock Awards	Outstanding Stock Awards (1)	Outstanding Option Awards (2)
Michael Lynton	33,157	33,157	65,553
Kelly Coffey	33,157	33,157	31,896
Joanna Coles	33,157	72,449	65,553
Liz Jenkins	33,157	33,157	21,896
Jim Lanzone	33,157	55,472	—
Matthew McRae	20,653	20,653	—
Scott D. Miller	33,157	56,558	65,553
Patrick Spence	33,157	71,766	—
Poppy Thorpe	33,157	56,558	63,553
Fidel Vargas	33,157	56,558	18,908
(1)Certain directors have elected to defer settlement of vested RSUs.
(2)Outstanding option awards are fully vested.
In 2025, we also provided Mr. Lynton with an executive administrative assistant for his duties as Chairperson. The executive administrative assistant would occasionally assist Mr. Lynton with incidental personal matters, the cost of which to us is financially immaterial.
Compensation Committee Interlocks and Insider Participation
In 2025, the compensation committee consisted of Mr. Lynton, Mr. Miller, Mr. Spence, and Ms. Thorpe. None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Policies and Practices Related to the Grant of Certain Equity Awards
In 2025, we did not grant stock options, stock appreciation rights, or similar instruments with option-like features and have no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Pay Ratio Disclosure
As disclosed in the Summary Compensation Table, for the year ended December 31, 2025, the annual total compensation of our Chief Executive Officer was $4,250,450. The annual total compensation of our median employee, excluding our Chief Executive Officer, for the same period, using the same methodology used to calculate our Chief Executive Officer’s annual total compensation, was $369,894. The ratio of these amounts is approximately 11.5 to 1. We believe such ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K under the Exchange Act.
To determine our median employee, we used the total compensation of our employees from our company records, including salary and wages, bonuses, commissions, allowances, and grant date fair value of equity awards. We applied this measure to our global employee population as of October 1, 2025 and calculated total compensation for the 12 months prior to such date, annualizing all compensation other than equity awards for employees who did not work the full 12 months. We selected the individual who represented our median employee based on this information. For employees who were not paid in U.S. dollars, we converted their compensation to U.S. dollars using the exchange rate as of October 1, 2025.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table below sets forth information, as of December 31, 2025, with respect to the beneficial ownership of: (a) our Class A common stock, Class B common stock, and Class C common stock by each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) our Class B and Class C common stock by each person or entity known by us to own beneficially more than 5% of our Class B common stock or Class C common stock (by number or by voting power).
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
Applicable percentage ownership is based on 1,457,403,389 shares of Class A common stock, 22,523,290 shares of Class B common stock, and 231,626,943 shares of Class C common stock outstanding as of December 31, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and RSUs held by the person that are currently exercisable, or would become exercisable or would vest based on service-based vesting conditions within 60 days of December 31, 2025. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Snap Inc., 3000 31st Street, Santa Monica, CA 90405.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		% of Total Voting Power
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Directors and Named Executive Officers:
Evan Spiegel (1)	30,099,361	2.1%	5,862,410	26.0%	123,683,019	53.4%	53.1%
Robert Murphy (2)	61,921,303	4.2	5,862,410	26.0	107,943,924	46.6	46.4
Derek Andersen (3)	929,785	*	—	*	—	*	*
Rebecca Morrow (4)	329,236	*	—	*	—	*	*
Ajit Mohan (5)	1,805,087	*	—	*	—	*	*
Zachary Briers (6)	249,066	*	—	*	—	*	*
Michael O’Sullivan (7)	515,467	*	—	*	—	*	*
Eric Young (8)	—	*	—	*	—	*	*
Michael Lynton (9)	603,347	*	—	*	—	*	*
Kelly Coffey (10)	89,552	*	—	*	—	*	*
Joanna Coles (11)	118,345	*	—	*	—	*	*
Liz Jenkins (12)	54,402	*	—	*	—	*	*
Jim Lanzone (13)	22,315	*	—	*	—	*	*
Matthew McRae (14)	—	*	—	*	—	*	*
Scott D. Miller (15)	205,248	*	—	*	—	*	*
Patrick Spence (16)	38,609	*	—	*	—	*	*
Poppy Thorpe (17)	125,708	*	—	*	—	*	*
Fidel Vargas (18)	69,459	*	—	*	—	*	*
All directors and executive officers as a group (18 persons) (19)	97,176,290	6.7	11,724,820	52.1	231,626,943	100.0	99.5
5% Stockholders:
FMR LLC (20)	96,806,403	6.6	—	*	—	*	*
Entities affiliated with Tencent Holdings Limited (21)	232,655,030	16.0	10,344,970	45.9	—	*	*
The Vanguard Group (22)	95,317,701	6.5	—	*	—	*	*
*Represents beneficial ownership of less than 1%.
(1)Includes 3,027,844 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Spiegel is trustee and holds voting power.
(2)Includes 10,307,526 shares of Class A common stock and 5,862,410 shares of Class B common stock held in trust for which Mr. Murphy is trustee and holds voting power.
(3)Includes 33,572 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2025.
(4)Includes 37,622 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2025.
(5)Includes 294,015 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2025.
(6)Includes 249,066 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2025.
(7)Includes (a) 515,307 shares of Class A common stock held in trust for which Mr. O’Sullivan retains investment power, and (b) 160 shares of Class A common stock held by members of Mr. O’Sullivan’s immediate family for which Mr. O’Sullivan disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(8)Mr. Young served as Senior Vice President of Engineering until August 15, 2025.
(9)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, (b) 120,661 shares of Class A common stock held in trust for which Mr. Lynton is trustee, and (c) 300,133 shares held by members of Mr. Lynton’s immediate family for which Mr. Lynton disclaims beneficial ownership except as to indirect pecuniary interest, if any.
(10)Includes 31,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025.
(11)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, and (b) 39,292 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(12)Includes 21,896 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025.
(13)Includes 22,315 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(14)Mr. McRae joined the board of directors on December 4, 2025.
(15)Includes (a) 65,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(16)Includes 38,609 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(17)Includes (a) 63,553 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(18)Includes (a) 18,908 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, and (b) 23,401 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(19)Consists of (a) 96,058,684 shares of Class A common stock, 11,724,820 shares of Class B common stock, and 231,626,943 shares of Class C common stock held by our directors and named executive officers or for which they serve as trustees, (b) RSUs for 614,275 shares of Class A common stock for which the service-based vesting condition would be satisfied within 60 days of December 31, 2025, (c) 332,912 shares of Class A common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2025, and (d) 170,419 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(20)Based on information reported by FMR LLC on Schedule 13G/A filed with the SEC on September 8, 2025. FMR LLC reported that it has sole dispositive power with respect to 96,806,403 shares of Class A common stock and sole voting power with respect to 83,045,613 shares of Class A common stock. FMR LLC reported that Abigail P. Johnson, Director, the Chairman and the Chief Executive Officer of FMR LLC, beneficially owns 96,806,403 shares of Class A common stock, has sole voting power with respect to 0 shares of Class A common stock, shared voting power with respect to 0 shares of Class A common stock, sole dispositive power with respect to 96,806,403 shares, and shared dispositive power with respect to 0 shares of Class A common stock. The address of such stockholders is 245 Summer Street, Boston, Massachusetts 02210.
(21)Tencent Holdings Limited reported in its 2021 Interim Report that, as of June 30, 2021, it was interested in approximately 243 million shares of Snap Inc., and has not provided any update in subsequent reports. We believe, based on such reporting and our corporate and transfer agent records, that Tencent Holdings Limited and its affiliates beneficially own 10,344,970 shares of Class B Common Stock, and the balance of any remaining shares they hold are Class A Common Stock. As noted above, holders of our Class A common stock, other than our directors or officers, are exempt from the obligation to file reports under Sections 13(d), 13(g), and 16 of the Exchange Act and may hold the stock in nominee or “street name” such that we are not able to identify or confirm their ownership. Tencent Holdings Limited listed its registered address as Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111 Cayman Islands.
(22)Based on information reported by The Vanguard Group on Schedule 13G/A filed with the SEC on February 13, 2024. The Vanguard Group reported that it has sole voting power with respect to 0 shares of Class A common stock, shared voting power with respect to 402,185 shares of Class A common stock, sole dispositive power with respect to 94,246,527 shares of Class A common stock, and shared dispositive power with respect to 1,071,174 shares of Class A common stock. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Incentive Plans
The table set forth below provides information concerning the awards that may be issued under our 2017 Plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3) (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	168,060,823	$17.77	96,392,672
Equity compensation plans not approved by security holders	—	—	—
Total	168,060,823	$17.77	96,392,672
(1)Excludes RSAs subject to forfeiture that are already included within issued and outstanding Class A common stock as of December 31, 2025.
(2)Includes 170,419 shares of Class A common stock issuable upon settlement of vested deferred RSUs.
(3)The weighted-average exercise price does not reflect shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report on Form 10-K, below we describe transactions since January 1, 2025 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Co-Founder Agreements and Related Agreements
We are party to a series of agreements with Mr. Spiegel and Mr. Murphy, and certain of their respective affiliates, as applicable, which include: (i) employment agreements pursuant to which each individual will continue to serve in their respective roles at Snap for an initial five-year term ending on January 1, 2027, subject to automatic renewals for successive five year periods unless earlier terminated as provided in their respective employment agreements, (ii) the Future Stock Split, as described above in “Employment, Severance, and Change in Control Agreements,” and (iii) the Co-Founder Agreements, which include (a) the requirement under certain circumstances to convert an equal number of shares of Class B common stock or Class C common stock into Class A common stock in connection with sales by such individual of shares of Class A common stock received in the special dividend under the Future Stock Split, (b) conversion of such individual’s remaining shares of Class C common stock into Class B common stock at such time as such Class C common stock represents in the aggregate less than 60% of such individual’s Base Class C Common Stock (as such term is defined in our certification of incorporation), and (c) in the event of any sale or liquidation of Snap Inc. following the special dividend, shares of Class A common stock, Class B common stock, and Class C common stock are to be treated identically, equally, and ratably, on a per share basis, with respect to any consideration received.

Munger, Tolles & Olson LLP
We have in the past engaged the law firm Munger, Tolles & Olson LLP, or Munger, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s father, John Spiegel, is a partner at Munger and has provided legal services to us. Our general counsel, Zachary Briers, is a former attorney at Munger. Our former general counsel, Michael O’Sullivan, is also a former attorney at Munger. For the year ended December 31, 2025, total services provided by Munger were approximately $52.3 million.
Gibson, Dunn & Crutcher LLP
We have in the past engaged the law firm Gibson, Dunn & Crutcher LLP, or Gibson, to provide certain legal services to us, and may do so in the future. Mr. Spiegel’s stepmother, Debra Wong Yang, is a partner at Gibson and has provided legal services to us. For the year ended December 31, 2025, total services provided by Gibson were approximately $5.5 million.
Entities Affiliated with FMR LLC
In the ordinary course of business, we obtained services from affiliates of FMR LLC related to our 401(k) plan. FMR LLC and its affiliates held 5% or more of our Class A common stock as of December 31, 2025. For the year ended December 31, 2025, total services provided by affiliates of FMR LLC were approximately $0.4 million.
Entities Affiliated with Tencent
In the ordinary course of business, Tencent Holdings Limited and its affiliates (other than affiliates in which we do not believe Tencent Holdings Limited holds or held a material interest), who hold 5% or more of our Class B common stock as of December 31, 2025, purchased approximately $16.9 million of our advertising products for the year ended December 31, 2025.
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
Mr. Spiegel may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Spiegel in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Spiegel and guests are flown by our pilots and crew members. Mr. Spiegel reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Spiegel has family or guests accompanying him on business flights, Mr. Spiegel cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2025, the amount that Mr. Spiegel could not reimburse was $84,971.
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
Mr. Murphy may use aircraft leased by us for personal use pursuant to a time sharing agreement between us and Mr. Murphy in accordance with the provisions of Federal Aviation Regulations 91.501(c). On these flights, Mr. Murphy and guests are flown by our pilots and crew members. Mr. Murphy reimburses us for certain costs incurred by us in connection with these flights, up to the maximum permitted under the Federal Aviation Regulations 91.501(d). When Mr. Murphy has family or guests accompanying him on business flights, Mr. Murphy cannot reimburse the incremental cost to us for such family or guests under the Federal Aviation Regulations. In 2025, the amount that Mr. Murphy could not reimburse was $2,407.
Hangar Leases
In November 2020, we and Mr. Spiegel’s entity entered into a twelve-year sublease for $0 allowing us to build and operate a new hangar on that site to support our aviation program, including the storage and operation of the aircraft that we lease from Mr. Spiegel and Mr. Murphy. Construction of this hangar was completed in 2022. Mr. Spiegel’s entity is solely responsible for the ground lease rental payments, certain airport fees, and taxes. In exchange for certain construction-related costs and ground lease payments that Mr. Spiegel’s entity has incurred and will continue to incur, Mr. Spiegel’s entity has the right to occupy space at the hangar that Snap does not require for its aviation program at a market rate determined at the time this arrangement was entered into. As of December 31, 2025, Mr. Spiegel’s entity had a credit balance of approximately $2.4 million that can be used for future rent or, to the extent not utilized by the end of the term, to purchase the hangar from Snap under the terms of the sublease. No credit balance will be paid to Mr. Spiegel in cash.
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
Department of Angels Foundation
In February 2025, Mr. Spiegel and Mr. Murphy established the Department of Angels Foundation, which is not one of our consolidated entities, to support the Los Angeles community impacted by the 2025 fires. In 2025, certain of our employees assisted the Department of Angels Foundation with formation matters, and we pledged $3.0 million, of which $2.0 million was contributed in 2025.
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
Policies and Procedures for Transactions with Related Persons
Our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our voting common stock, and any members of the immediate family of any of the foregoing persons, are subject to our related person transaction policy. Under the policy such persons are not permitted to enter into a transaction with us in which the amount involved exceeds $120,000 and where such person would have a direct or indirect interest, subject to certain exceptions, without the approval or ratification of our board of directors, our audit committee, or any other independent board committee, as appropriate. Any request for us to enter into a related party transaction must be presented for review, consideration, and approval by our board of directors or the appropriate committee. In approving or rejecting any such proposal, the relevant approver is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Finally, as part of the policy the board reviewed and pre-approved certain categories of related party transactions. There were no 2025 transactions where the applicable policy was not followed.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Ms. Coffey, Ms. Coles, Ms. Jenkins, Mr. Lanzone, Mr. Lynton, Mr. McRae, Mr. Miller, Mr. Spence, Ms. Thorpe, and Mr. Vargas do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described above.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Audit Fees (1)	$8,832	$8,764
Audit-Related Fees	—	—
Tax Fees (2)	928	1,746
All Other Fees (3)	1,740	1,797
Total	$11,500	$12,307
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
All of the services of Ernst & Young LLP for 2025 and 2024 described above were in accordance with the audit committee pre-approval policy.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Financial Statements and Supplementary Data on page 80.
2.Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Snap Inc.	S-1	333-215866	3.2	February 2, 2017

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	July 21, 2022

3.3	Certificate of Correction to Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K/A	001-38017	3.1	August 8, 2022

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	August 26, 2022

3.5	Amendment No. 3 to the Amended and Restated Certificate of Incorporation of Snap Inc.	8-K	001-38017	3.1	May 17, 2024

3.6	Amended and Restated Bylaws of Snap Inc.	10-K	001-38017	3.2	February 5, 2021

4.1	Form of Class A Common Stock Certificate	S-1	333-215866	4.1	February 2, 2017

4.2	Form of Class B Common Stock Certificate	S-8	333-216495	4.6	March 7, 2017

4.3	Form of Class C Common Stock Certificate	S-8	333-216495	4.7	March 7, 2017

4.4	Description of Securities

4.5	Indenture, dated August 9, 2019, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	August 9, 2019

4.6	Form of Global Note, representing Snap Inc.’s 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5 to this Form 10-K)	8-K	001-38017	4.2	August 9, 2019

4.7	Indenture, dated April 28, 2020, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 28, 2020

4.8	Form of Global Note, representing Snap Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to this Form 10-K)	8.K	001-38017	4.2	April 28, 2020

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
4.9	Indenture, dated April 30, 2021, by and between Snap Inc. and U.S. Bank National Association, as Trustee	8-K	001-38017	4.1	April 30, 2021

4.10	Form of Global Note, representing Snap Inc.’s 0% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to this Form 10-K)	8-K	001-38017	4.2	April 30, 2021

4.11	Indenture, dated February 11, 2022, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38017	4.1	February 11, 2022

4.12	Form of Global Note, representing Snap Inc.’s 0.125% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.11 to this Form 10-K)	8-K	001-38017	4.2	February 11, 2022

4.13	Indenture, dated May 13, 2024, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38017	4.1	May 13, 2024

4.14	Form of Global Note, representing Snap Inc.’s 0.50% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.13 to this Form 10-K)	8-K	001-38017	4.1	May 13, 2024

4.15	Indenture, dated February 14, 2025, by and between Snap Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38017	4.1	February 18, 2025

4.16	Form of Global Note, representing Snap Inc.’s 6.875% Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.15 to this Form 10-K)	8-K	001-38017	4.2	February 18, 2025

4.17	Indenture, dated August 12, 2025, by and between Snap Inc. and U.S. Bank Trust Company, National Association, As Trustee	8-K	001-38017	4.1	August 12, 2025

4.18	Form of Global Note, representing Snap Inc.’s 6.875% Senior Notes due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.17 to this Form 10-K)	8-K	001-38017	4.1	August 12, 2025

10.1+	Snap Inc. 2017 Equity Incentive Plan	S-8	333-216495	99.7	March 7, 2017

10.2+	Forms of global grant notice, stock option agreement and notice of exercise under the Snap Inc. 2017 Equity Incentive Plan	10-K	001-38017	10.8	February 4, 2022

10.3+	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.1	April 26, 2024

10.4+	Forms of restricted stock award grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan	10-Q	001-38017	10.4	October 26, 2018

10.5+	Snap Inc. 2017 Employee Stock Purchase Plan	S-1	333-215866	10.11	February 2, 2017

10.6+	Form of indemnification agreement	S-1	333-215866	10.12	February 2, 2017

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.7	Co-Founder’s Agreement among Snap Inc., Evan Spiegel, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.1	July 21, 2022

10.8	Amendment to Co-Founder Agreement among Snap Inc., Evan Spiegel, and the other Holders signatory thereto, made as of May 16, 2024	8-K	001-38017	10.1	May 17, 2024

10.9	Co-Founder’s Agreement among Snap Inc., Robert Murphy, and other Holders signatory thereto, made as of July 21, 2022	8-K	001-38017	10.2	July 21, 2022

10.10	Amendment to Co-Founder Agreement among Snap Inc., Robert Murphy, and the other Holders signatory thereto, made as of May 16, 2024	8-K	001-38017	10.2	May 17, 2024

10.11+	Employment Agreement by and between Snap Inc. and Evan Spiegel, dated July 21, 2022	8-K	001-38017	10.3	July 21, 2022

10.12+	Employment Agreement by and between Snap Inc. and Robert Murphy, dated July 21, 2022	8-K	001-38017	10.4	July 21, 2022

10.13+	Offer Letter, by and between Snap Inc. and Michael O’Sullivan, dated July 24, 2017	10-Q	001-38017	10.1	November 8, 2017

10.14+	Offer Letter, by and between Snap Inc. and Derek Andersen, dated May 16, 2019	8-K	001-38017	10.1	May 20, 2019

10.15+	Offer Letter, by and between Snap Inc. and Rebecca Morrow, dated July 12, 2019	10-Q	001-38017	10.1	October 23, 2019

10.16+	Offer Letter, by and between Snap Inc. and Ajit Mohan, dated May 8, 2025	10-Q	001-38017	10.1	August 5, 2025

10.17+	Offer Letter, by and between Snap Inc. and Zachary Briers dated October 24, 2025

10.18+	Snap Inc. 2025 Bonus Program	10-K	001-38017	10.21	February 4, 2025

10.19	Revolving Credit Agreement by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated May 6, 2022	10-Q	001-38017	10.2	July 22, 2022

10.20	Amendment No. 1 to Revolving Credit Agreement, dated February 12, 2025, by and among Snap Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38017	10.1	February 18, 2025

10.21	Snap Inc. Non-Employee Director Compensation Policy	10-Q	001-38017	10.3	July 25, 2023

10.22+	Form of Time Share Agreement	10-Q	001-38017	10.3	October 26, 2018

10.23+	Snap Inc. 2026 Bonus Program

19.1	Snap Inc. Insider Trading Policy	10-K	001-38017	19.1	February 4, 2025

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Snap Inc. Incentive Compensation Recoupment Policy	10-K	001-38017	10.26	February 7, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SNAP INC.

Date: February 4, 2026	/s/ Derek Andersen
Derek Andersen Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2026	/s/ Rebecca Morrow
Rebecca Morrow Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Evan Spiegel	Chief Executive Officer and Director	February 4, 2026
Evan Spiegel	(Principal Executive Officer)

/s/ Robert Murphy	Director and Chief Technology Officer	February 4, 2026
Robert Murphy

/s/ Derek Andersen	Chief Financial Officer	February 4, 2026
Derek Andersen	(Principal Financial Officer)

/s/ Rebecca Morrow	Chief Accounting Officer	February 4, 2026
Rebecca Morrow	(Principal Accounting Officer)

/s/ Kelly Coffey	Director	February 4, 2026
Kelly Coffey

/s/ Joanna Coles	Director	February 4, 2026
Joanna Coles

/s/ Elizabeth Jenkins	Director	February 4, 2026
Elizabeth Jenkins

/s/ Jim Lanzone	Director	February 4, 2026
Jim Lanzone

/s/ Michael Lynton	Director	February 4, 2026
Michael Lynton

/s/ Matthew McRae	Director	February 4, 2026
Matthew McRae

/s/ Scott D. Miller	Director	February 4, 2026
Scott D. Miller

/s/ Patrick Spence	Director	February 4, 2026
Patrick Spence

/s/ Poppy Thorpe	Director	February 4, 2026
Poppy Thorpe

/s/ Fidel Vargas	Director	February 4, 2026
Fidel Vargas