Form 10-Q
period 2026-03-31
Snap Inc
filed 2026-05-07
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,403,010,701 shares outstanding as of April 30, 2026
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of April 30, 2026
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of April 30, 2026

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
•our ability to attract and retain qualified team members and key personnel (including as a result of the headcount reduction and restructuring plans that we have announced in the past);
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
We count a DAU only when a user visits Snapchat through our applications or websites and only once per user per day. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our applications and websites.
If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely in the future to adjust our processes for calculating our internal metrics to improve their accuracy. As a result of any such adjustments, our DAUs, ARPU, or other metrics may not be directly comparable to those in prior periods. Our measures of DAUs may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(88,951)	$(139,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,696	37,715
Stock-based compensation	250,040	247,338
Amortization of debt issuance costs and debt discount (premium)	(931)	7,642
Losses on debt and equity securities, net	845	15,800
Gain on extinguishment of debt	—	(66,939)
Other	5,126	(805)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	174,635	194,216
Prepaid expenses and other current assets	(16,270)	(22,828)
Operating lease right-of-use assets	15,114	14,123
Other assets	(240)	9,010
Accounts payable	22,044	34,260
Accrued expenses and other current liabilities	(67,649)	(162,568)
Operating lease liabilities	(12,455)	(16,993)
Other liabilities	775	1,226
Net cash provided by operating activities	326,779	151,610
Cash flows from investing activities
Purchases of property and equipment	(40,772)	(37,214)
Purchases of strategic investments	(5,934)	—
Cash paid for acquisitions, net of cash acquired	(39,370)	—
Purchases of marketable securities	(302,360)	(235,799)
Sales of marketable securities	232,098	12,001
Maturities of marketable securities	213,600	263,766
Net cash provided by investing activities	57,262	2,754
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	—	1,473,083
Repurchases of Class A non-voting common stock	(350,499)	(257,100)
Deferred payments for acquisitions	—	(57,977)
Repurchases of convertible notes	—	(1,444,626)
Other	(1,601)	(1,899)
Net cash used in financing activities	(352,100)	(288,519)
Change in cash, cash equivalents, and restricted cash	31,941	(134,155)
Cash, cash equivalents, and restricted cash, beginning of period	1,031,397	1,050,234
Cash, cash equivalents, and restricted cash, end of period	$1,063,338	$916,079
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,528,791	$1,363,217
Costs and expenses:
Cost of revenue	665,241	639,579
Research and development	478,296	424,165
Sales and marketing	239,011	257,957
General and administrative	220,692	235,362
Total costs and expenses	1,603,240	1,557,063
Operating loss	(74,449)	(193,846)
Interest income	26,459	37,018
Interest expense	(36,756)	(23,399)
Other income (expense), net	(1,014)	49,069
Loss before income taxes	(85,760)	(131,158)
Income tax expense	(3,191)	(8,429)
Net loss	$(88,951)	$(139,587)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Weighted average shares used in computation of net loss per share:
Basic	1,687,650	1,696,353
Diluted	1,687,650	1,696,353
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(88,951)	$(139,587)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(7,571)	3,447
Foreign currency translation	(4,432)	6,476
Total other comprehensive income (loss), net of tax	(12,003)	9,923
Total comprehensive loss	$(100,954)	$(129,664)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,061,924	$1,030,435
Marketable securities	1,760,959	1,910,137
Accounts receivable, net of allowance	1,187,181	1,372,237
Prepaid expenses and other current assets	269,436	272,065
Total current assets	4,279,500	4,584,874
Property and equipment, net	580,827	578,075
Operating lease right-of-use assets	563,775	506,216
Intangible assets, net	93,865	66,613
Goodwill	1,753,800	1,720,769
Other assets	229,804	221,255
Total assets	$7,501,571	$7,677,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$238,318	$219,793
Operating lease liabilities	33,340	48,479
Accrued expenses and other current liabilities	895,357	971,627
Short-term debt, net	46,988	46,969
Total current liabilities	1,214,003	1,286,868
Long-term debt, net	3,488,747	3,489,860
Operating lease liabilities, noncurrent	632,504	557,823
Other liabilities	82,044	61,756
Total liabilities	5,417,298	5,396,307
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,487,384 shares issued, 1,443,120 shares outstanding at March 31, 2026, and 3,000,000 shares authorized, 1,502,073 shares issued, 1,457,403 shares outstanding at December 31, 2025.	15	15
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at March 31, 2026 and December 31, 2025.	2	2
Treasury stock, at cost. 44,264 and 44,670 shares of Class A non-voting common stock at March 31, 2026 and December 31, 2025, respectively.	(431,762)	(435,722)
Additional paid-in capital	16,887,594	16,637,324
Accumulated deficit	(14,386,265)	(13,946,816)
Accumulated other comprehensive income	14,689	26,692
Total stockholders’ equity	2,084,273	2,281,495
Total liabilities and stockholders’ equity	$7,501,571	$7,677,802
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,457,403	$15	1,436,495	$14
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	35,201	—	22,110	—
Repurchases of Class A non-voting common stock	(49,890)	—	(27,319)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	406	—	1,242	—
Balance, end of period	1,443,120	15	1,432,528	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,523	—
Balance, end of period	22,523	—	22,523	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	44,670	(435,722)	47,222	(460,620)
Repurchases of Class A non-voting common stock	49,890	(350,498)	27,319	(257,100)
Retirement of Class A non-voting common stock	(49,890)	350,498	(27,319)	257,100
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(406)	3,960	(1,242)	12,111
Balance, end of period	44,264	(431,762)	45,980	(448,509)
Additional paid-in capital
Balance, beginning of period	—	16,637,324	—	15,644,132
Stock-based compensation expense	—	250,040	—	247,338
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(3,960)	—	(12,111)
Other	—	4,190	—	—
Balance, end of period	—	16,887,594	—	15,879,359
Accumulated deficit
Balance, beginning of period	—	(13,946,816)	—	(12,735,461)
Net loss	—	(88,951)	—	(139,587)
Retirement of Class A non-voting common stock	—	(350,498)	—	(257,100)
Balance, end of period	—	(14,386,265)	—	(13,132,148)
Accumulated other comprehensive income
Balance, beginning of period	—	26,692	—	2,694
Other comprehensive income (loss), net of tax	—	(12,003)	—	9,923
Balance, end of period	—	14,689	—	12,617
Total stockholders’ equity	1,741,534	$2,084,273	1,732,658	$2,311,335
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
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our consolidated financial statements include the accounts of Snap Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) in February 2026 (the “Annual Report”).
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Other revenue also includes amounts earned from partnerships. These agreements are typically structured as fixed-fee arrangements with contract terms that may exceed one year, with revenue recognized ratably over the service period.
We also generate revenue from subscriptions and sales of physical products. Sales of physical products are reported net of allowances for returns. For the periods presented, all such revenue was not material.
The following table represents our revenue disaggregated by source:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Advertising revenue	$1,243,462	$1,210,869
Other revenue	285,329	152,348
Total revenue	$1,528,791	$1,363,217

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
North America (1) (2)	$824,540	$804,934
Europe (3)	315,431	223,257
Rest of World	388,820	335,026
Total revenue	$1,528,791	$1,363,217
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $796.5 million and $778.9 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.
Deferred revenue, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $169.4 million and $145.2 million as of March 31, 2026 and December 31, 2025, respectively.
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
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. We use the if‑converted method for calculating any potential dilutive effect of the convertible senior notes due in 2026, 2027, 2028, and 2030 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended March 31,
	2026			2025

	(in thousands, except per share data)
	Class A	Class B	Class C	Class A	Class B	Class C
Numerator:
Net loss	$(75,555)	$(1,187)	$(12,209)	$(118,674)	$(1,853)	$(19,060)
Net loss attributable to common stockholders	$(75,555)	$(1,187)	$(12,209)	$(118,674)	$(1,853)	$(19,060)
Denominator:
Basic shares:
Weighted-average common shares - Basic	1,433,500	22,523	231,627	1,442,203	22,523	231,627
Diluted shares:
Weighted-average common shares - Diluted	1,433,500	22,523	231,627	1,442,203	22,523	231,627
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.05)	$(0.05)	$(0.08)	$(0.08)	$(0.08)
Diluted	$(0.05)	$(0.05)	$(0.05)	$(0.08)	$(0.08)	$(0.08)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of March 31,
	2026	2025

	(in thousands)
Stock options	494	665
Unvested RSUs and RSAs	196,061	135,269
Convertible Notes (if-converted)	46,193	60,825
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the three months ended March 31, 2026:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested as of December 31, 2025	167,374	$9.23
Granted	67,563	$5.13
Vested	(28,761)	$8.91
Forfeited	(10,115)	$8.66
Unvested as of March 31, 2026	196,061	$7.89

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.4 billion as of March 31, 2026 and is expected to be recognized over a weighted-average period of 2.1 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
For the three months ended March 31, 2026, stock option forfeitures were immaterial and there were no stock option grants or exercises. As of March 31, 2026, all outstanding options were fully vested, and there was no unrecognized compensation cost related to stock options.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$1,586	$1,434
Research and development	173,916	156,688
Sales and marketing	45,332	54,440
General and administrative	29,206	34,776
Total	$250,040	$247,338
Stock Repurchases
In February 2026, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the three months ended March 31, 2026, we repurchased and retired 19.9 million shares of our Class A common stock for $100.2 million, including costs associated with the repurchases. As of March 31, 2026, the remaining availability under the stock repurchase authorization was $400.0 million.
In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in January 2026. During the three months ended March 31, 2026, we repurchased and retired 30.0 million shares of our Class A common stock for $250.3 million, including costs associated with the repurchases. During the program, we repurchased and retired 59.4 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases, representing the entire amount approved by our board of directors in November 2025.
In October 2024, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in May 2025. Under the program, we repurchased and retired 57.3 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases, representing the entire amount approved by our board of directors in October 2024.
5. Business Acquisitions
In the three months ended March 31, 2026, the aggregate purchase consideration for business acquisitions was $51.7 million, which primarily consisted of $41.9 million in cash and $5.6 million recorded in other liabilities in our consolidated balance sheet as of the date of acquisition. Of the aggregate purchase consideration, $34.3 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. Of the acquired goodwill and intangible assets, $10.0 million is deductible for tax purposes.

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2025	$1,720,769
Goodwill acquired	34,343
Foreign currency translation	(1,312)
Balance as of March 31, 2026	$1,753,800
Intangible assets consisted of the following:

	As of March 31, 2026
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	3.0	$293,971	$(215,695)	$78,276
Patents	8.9	28,888	(16,896)	11,992
Other	4.9	4,326	(729)	3,597
Total intangible assets		$327,185	$(233,320)	$93,865

	As of December 31, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	2.6	$328,234	$(274,464)	$53,770
Patents	8.9	30,172	(17,485)	12,687
Other	3.3	835	(679)	156
Total intangible assets		$359,241	$(292,628)	$66,613
Amortization of intangible assets was $10.9 million and $11.5 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2026	$24,836
2027	28,482
2028	17,975
2029	12,746
2030	4,260
Thereafter	5,566
Total	$93,865

7. Debt
Senior Notes
2034 Notes
In August 2025, we entered into a purchase agreement for the sale of $550.0 million principal amount of senior notes due in 2034 (the “2034 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the 2034 Notes, net of $8.9 million in debt issuance costs, were $541.1 million and primarily used for the August 2025 repurchase transactions, as discussed below. In connection with the August 2025 repurchase transactions, $1.4 million of the debt issuance costs were expensed in the third quarter of 2025, with the remainder to be amortized to interest expense using the effective interest rate method. The 2034 Notes are unsecured and unsubordinated obligations.
2033 Notes
In February 2025, we entered into a purchase agreement for the sale of $1.50 billion principal amount of senior notes due in 2033 (the “2033 Notes” and collectively with the 2034 Notes, the “Senior Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The proceeds from the issuance of the 2033 Notes, net of $26.9 million in debt issuance costs, were $1.47 billion and primarily used for the February 2025 repurchase transactions, as discussed below. In connection with the February 2025 repurchase transactions, $6.5 million of the debt issuance costs were expensed in the first quarter of 2025, with the remainder to be amortized to interest expense using the effective interest rate method. The 2033 Notes are unsecured and unsubordinated obligations.
Additional terms related to the 2033 Notes and 2034 Notes (collectively, the “Senior Notes”) are as follows:

	Maturity Date	Redemption Date (1)	Stated Interest Rate (2)	Effective Interest Rate
2033 Notes	March 1, 2033	March 1, 2028	6.875%	5.81%
2034 Notes	March 15, 2034	September 15, 2028	6.875%	6.86%
(1)We may redeem for cash all or any portion of the Senior Notes, at our option, at any time prior to the redemption dates at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus any accrued and unpaid interest and a “make-whole” premium as provided in the respective indentures. Until the redemption dates, we may redeem up to 40% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest. In addition, we may redeem all or any portion of the Senior Notes at any time on or after the redemption dates at the redemption prices set forth in the respective indentures, plus any accrued and unpaid interest.
(2)Interest is payable in cash semi-annually in arrears.
The Senior Notes include customary terms and covenants, including certain events of default, after which the Senior Notes may be due and payable immediately. In addition, if we experience certain change of control events, as described in the respective indentures, we will be required to make an offer to repurchase some or all of the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest.
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
(3)The Convertible Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election, at the initial conversion rates of Class A common stock per $1,000 principal amount of the respective Convertible Note. The initial conversion rates specified above represent an initial conversion price of $22.81, $89.25, $56.34, and $22.18 per share of our Class A common stock for the 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively. The initial conversion rates are subject to customary adjustments for certain events as described in the respective indentures governing the Convertible Notes. Additionally, holders of the Convertible Notes who convert their notes in connection with a make-whole fundamental change or a redemption are entitled to an increase in the conversion rates, as described in the indentures governing the Convertible Notes. In the event of a fundamental change, holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, if any.
(4)Interest is payable in cash semi-annually in arrears, except for the 2027 Notes, which do not bear regular interest.
As of March 31, 2026, the if-converted value of the outstanding Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of March 31, 2026 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the second quarter of 2026, other than the 2026 Notes, which became eligible for optional conversion as of May 1, 2026. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
Refer to Note 7 in our consolidated financial statements in the Annual Report for additional details.
2025 Note Repurchases
In February 2025, we entered into various privately negotiated repurchase transactions (the “February 2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $45.3 million in aggregate principal amount of the 2026 Notes, $797.4 million in aggregate principal amount of the 2027 Notes, and $800.0 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $1.4 billion, which was $190.1 million below the carrying value of the repurchased notes. The February 2025 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $66.9 million gain on extinguishment in the first quarter of 2025. The portion accounted for as a debt modification resulted in a $128.3 million increase to the carrying value of the 2033 Notes, offset by $5.1 million of debt issuance costs carried over from the repurchased notes.
In August 2025, we entered into various privately negotiated repurchase transactions (the “August 2025 Note Repurchases, and collectively with the February 2025 Note Repurchases, the “2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $157.4 million in aggregate principal amount of the 2026 Notes, $246.3 million in aggregate principal amount of the 2027 Notes, and $185.8 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $549.9 million, which was $37.7 million below the carrying value of the repurchased notes. The August 2025 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $29.8 million gain on extinguishment in the third quarter of 2025. The portion accounted for as a debt modification resulted in a $8.3 million increase to the carrying value of the 2034 Notes, offset by $0.4 million of debt issuance costs carried over from the repurchased notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.
The Senior Notes and the Convertible Notes (collectively, the “Notes”) rank equally with each other and consist of the following:

	As of March 31, 2026				As of December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2026 Notes	$47,013	$(25)	$—	$46,988	$47,013	$(44)	$—	$46,969
2027 Notes	106,318	(215)	—	106,103	106,318	(264)	—	106,054
2028 Notes	514,191	(1,869)	—	512,322	514,191	(2,111)	—	512,080
2030 Notes	750,000	(5,848)	(15,324)	728,828	750,000	(6,197)	(16,238)	727,565
Senior Notes:
2033 Notes	1,500,000	(22,628)	113,725	1,591,097	1,500,000	(23,288)	117,043	1,593,755
2034 Notes	550,000	(7,422)	7,819	550,397	550,000	(7,597)	8,003	550,406
Total Notes	$3,467,522	$(38,007)	$106,220	$3,535,735	$3,467,522	$(39,501)	$108,808	$3,536,829

The following table summarizes interest expense related to our Notes:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Contractual interest expense	$36,421	$14,620
Amortization of debt issuance costs	1,494	8,148
Amortization of debt discount (premium)	(2,588)	(669)
Total interest expense	$35,327	$22,099
Cash paid for interest was $74.9 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
Capped Call Transactions
In connection with the pricing of the 2026 Notes, the 2027 Notes, the 2028 Notes, and the 2030 Notes, we entered into the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions (collectively, the “Capped Call Transactions”), respectively, with certain counterparties at a net cost of $102.1 million, $86.8 million, $177.0 million, and $68.9 million, respectively. The cap price of the 2026 Capped Call Transactions, the 2027 Capped Call Transactions, the 2028 Capped Call Transactions, and the 2030 Capped Call Transactions is initially $32.58, $121.02, $93.90, and $33.48 per share of our Class A common stock, respectively. All are subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Convertible Notes.
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
As of March 31, 2026, the Capped Call Transactions were out-of-the-money.
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
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of March 31, 2026, we had $94.9 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.0 billion in commitments as of March 31, 2026, primarily due within two years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers were named as defendants in a federal securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. In September 2025, we reached a preliminary settlement agreement to resolve this matter for $65.0 million, which we expect to be covered by insurance. In April 2026, the court granted final approval of the settlement and dismissed the action. The impact of this settlement on our consolidated financial statements is not material.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of March 31, 2026. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at March 31, 2026.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2026 and 2042. Total operating lease costs were $28.6 million and $25.8 million for the three months ended March 31, 2026 and 2025, respectively.

The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term	8.8	9.1
Weighted-average discount rate	6.2%	6.1%
The maturities of our operating lease liabilities as of March 31, 2026 were as follows:

Operating Leases
(in thousands)
Remainder of 2026	$55,993
2027	97,906
2028	103,884
2029	100,180
2030	99,340
Thereafter	438,977
Total lease payments	896,280
Less: imputed interest	(230,436)
Present value of lease liabilities	$665,844
As of March 31, 2026, we had additional operating leases that have not yet commenced for facilities with lease obligations of $21.0 million. These operating leases will commence between 2026 and 2027 with lease terms of approximately five years to ten years.
Cash payments included in the measurement of our operating lease liabilities, net of lease incentives received, were $23.4 million and $26.8 million for the three months ended March 31, 2026 and 2025, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $73.7 million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table summarizes our strategic investments held as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025

	(in thousands)
Initial cost	$121,695	$115,761
Cumulative upward adjustments	145,932	145,932
Cumulative downward adjustments, including impairments	(77,956)	(77,956)
Carrying value	$189,671	$183,737

Gains and losses recognized during the periods presented were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Unrealized losses, including impairments, on strategic investments still held at the reporting date	$—	$(11,588)
Losses on strategic investments, net	$—	$(11,588)
Gains and losses on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of March 31, 2026 and December 31, 2025:

		As of March 31, 2026
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$526,543	$—	$—	$526,543
Cash equivalents:
Money market funds	Level 1	534,787	—	—	534,787
U.S. government securities	Level 1	594	—	—	594
Total cash and cash equivalents		1,061,924	—	—	1,061,924
Marketable debt securities:
U.S. government securities	Level 1	1,651,306	1,659	(2,331)	1,650,634
Corporate debt securities	Level 2	102,354	8	(278)	102,084
Total marketable debt securities		1,753,660	1,667	(2,609)	1,752,718
Total		$2,815,584	$1,667	$(2,609)	$2,814,642

		As of December 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$399,573	$—	$—	$399,573
Cash equivalents:
Money market funds	Level 1	630,862	—	—	630,862
Total cash and cash equivalents		1,030,435	—	—	1,030,435
Marketable debt securities:
U.S. government securities	Level 1	1,796,271	6,479	(5)	1,802,745
Corporate debt securities	Level 2	97,701	161	(6)	97,856
Total marketable debt securities		1,893,972	6,640	(11)	1,900,601
Total		$2,924,407	$6,640	$(11)	$2,931,036
Gross unrealized losses on marketable debt securities were not material as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of March 31, 2026, $0.9 billion of our total $1.8 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.
We hold investments in publicly traded companies with an aggregate carrying value of $8.2 million and $9.5 million as of March 31, 2026 and December 31, 2025, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Unrealized losses on publicly traded equity securities still held at the reporting date, net	$(1,296)	$(4,213)
Losses on publicly traded equity securities, net	$(1,296)	$(4,213)
We carry the Notes at face value less any unamortized debt issuance costs and discounts, plus unamortized premiums on our consolidated balance sheets, and present the fair value for disclosure purposes only. As of March 31, 2026, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $46.4 million, $101.0 million, $469.5 million, $603.4 million, $1,421.4 million, and $517.6 million, respectively. As of December 31, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $45.8 million, $99.1 million, $467.9 million, $655.4 million, $1,553.8 million, and $566.2 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on actual quoted or bid prices of the Notes in an over-the-counter market on the last business day of the period.

Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows.

	As of March 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$1,061,924	$911,227
Restricted cash, included in other assets	1,414	4,852
Total cash, cash equivalents, and restricted cash	$1,063,338	$916,079
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $3.2 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance as of December 31, 2025	$6,475	$20,217	$26,692
Other comprehensive loss before reclassifications	(8,021)	(4,432)	(12,453)
Amounts reclassified from AOCI (1)	450	—	450
Net current period other comprehensive loss	(7,571)	(4,432)	(12,003)
Balance as of March 31, 2026	$(1,096)	$15,785	$14,689
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
The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$1,528,791	$1,363,217

Less:
Infrastructure costs	401,234	376,568
Content and developer partner costs	135,021	160,904
Advertising partner and other costs	125,871	99,151
Operating expenses	633,332	618,169
Stock-based compensation and related payroll and other tax expense	263,086	264,556
Depreciation and amortization	44,696	37,715
Other segment items (1)	14,502	(54,259)
Net loss	$(88,951)	$(139,587)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax expense as reported in our consolidated statements of operations.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of March 31, 2026	As of December 31, 2025

	(in thousands)
United States	$769,064	$710,984
United Kingdom	247,581	245,911
Rest of world (1)	127,957	127,396
Total long-lived assets, net	$1,144,602	$1,084,291
(1)No individual country other than the United States and the United Kingdom exceeded 10% of our total long-lived assets for any period presented.
15. Subsequent Events
On April 15, 2026, we announced a plan to reduce our global headcount by approximately 16% of our global full-time employees. As a result, we currently estimate that we will incur pre-tax charges in the range of $95 million to $130 million, primarily consisting of severance and related costs, contract termination costs, and other impairment charges, of which $75 million to $100 million are expected to be future cash expenditures. The majority of these costs are expected to be incurred during the second quarter of 2026.

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
Overview of First Quarter 2026 Results
Our key user metrics and financial results for the three months ended March 31, 2026 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 5% year-over-year to 483 million.
•Average revenue per user, or ARPU, was $3.17, compared to $2.96 in the prior year.
Financial Results
•Revenue was $1,528.8 million, compared to $1,363.2 million in the prior year, an increase of 12% year-over-year.
•Total costs and expenses were $1,603.2 million, compared to $1,557.1 million in the prior year.
•Net loss was $89.0 million, compared to $139.6 million in the prior year.
•Adjusted EBITDA was $233.3 million, compared to $108.4 million in the prior year.
•Diluted net loss per share was $(0.05), compared to $(0.08) in the prior year.
•Cash provided by operating activities was $326.8 million, compared to $151.6 million in the prior year.
•Free Cash Flow was $286.0 million, compared to $114.4 million in the prior year.
•Cash, cash equivalents, and marketable securities were $2.8 billion as of March 31, 2026.
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
Trends in User Metrics
We define a DAU as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during a defined 24-hour period. We define ARPU as quarterly revenue divided by the average DAUs. We assess the health of our business by measuring DAUs and ARPU because we believe that these metrics are important ways for both management and investors to understand engagement and monitor the performance of our platform. We also measure ARPU because we believe that this metric helps our management and investors to assess the extent to which we are monetizing our service. However, as our business and the way users engage with our platform evolve, we periodically review the metrics we use to evaluate our performance, including metrics broken out by geography, and may refine, change, or remove these metrics in the future in connection with changes to our products, our business, or how management believes we can best monitor engagement with and performance of our platform.
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 483 million DAUs on average in the first quarter of 2026, an increase of 23 million, or 5%, from the first quarter of 2025.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
422
432
443
453
460
469
477
474
483
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

YoY growth:	10%	9%	9%	9%	9%	9%	8%	5%	5%
(1)Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
100
100
99
98
98
94
92
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

YoY growth:	(1)%	—%	—%	(1)%	(1)%	(2)%	(3)%	(5)%	(7)%	4%	3%	4%	4%	3%	3%	1%	(1)%	(2)%
(2)North America includes Mexico, the Caribbean, and Central America.
(3)Europe includes Russia and Turkey.

Rest of World

300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
226
235
244
254
262
271
280
282
294
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

YoY growth:	19%	16%	16%	17%	16%	15%	15%	11%	12%
Monetization
We recorded revenue of $1,528.8 million for the three months ended March 31, 2026, compared to revenue of $1,363.2 million for the same period in 2025, an increase of 12% year-over-year. We monetize our business primarily through advertising and to a lesser extent through other revenue.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.17 in the first quarter of 2026, compared to $2.96 in the first quarter of 2025. For purposes of calculating ARPU, we attribute revenue to regions based on our estimate of where revenue-generating activities occur, which is generally determined by the billing address of the customer. For advertising revenue, we allocate revenue based on the geographic location where advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where all revenue is based on the billing address of the customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
2.83
2.86
3.10
3.44
2.96
2.87
3.16
3.62
3.17
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
7.44
7.67
8.54
9.73
8.41
8.33
9.20
10.88
9.23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
1.13
1.02
1.09
1.19
1.17
0.96
1.11
1.24
1.20
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

Results of Operations
Components of Results of Operations
Revenue
We generate the substantial majority of our revenue through the sale of our advertising products on Snapchat, which include Snap Ads and AR Ads, referred to as advertising revenue. Snap Ads may be subject to revenue sharing arrangements between us and the content partner. Additionally, we generate revenue from subscriptions, such as Snapchat+, Lens+, and Snapchat Platinum, which provide subscribers access to exclusive, experimental, and pre-release features, as well as an ad-free experience for Snapchat Platinum subscribers. We generate revenue from Memories Storage Plans, which provide subscribers with the ability to purchase cloud storage. We also generate revenue from partnerships which allow leading companies to connect with our global community on Snapchat and through subscriptions and sales of physical products. Sales of physical products are reported net of allowances for returns.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,528,791	$1,363,217
Costs and expenses (1) (2):
Cost of revenue	665,241	639,579
Research and development	478,296	424,165
Sales and marketing	239,011	257,957
General and administrative	220,692	235,362
Total costs and expenses	1,603,240	1,557,063
Operating loss	(74,449)	(193,846)
Interest income	26,459	37,018
Interest expense	(36,756)	(23,399)
Other income (expense), net	(1,014)	49,069
Loss before income taxes	(85,760)	(131,158)
Income tax expense	(3,191)	(8,429)
Net loss	$(88,951)	$(139,587)
Adjusted EBITDA (3)	$233,333	$108,425
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,586	$1,434
Research and development	173,916	156,688
Sales and marketing	45,332	54,440
General and administrative	29,206	34,776
Total	$250,040	$247,338
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,463	$1,420
Research and development	28,160	22,987
Sales and marketing	6,635	4,823
General and administrative	8,438	8,485
Total	$44,696	$37,715
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	44	47
Research and development	31	31
Sales and marketing	16	19
General and administrative	14	17
Total costs and expenses	105	114
Operating loss	(5)	(14)
Interest income	1	2
Interest expense	(2)	(2)
Other income (expense), net	—	4
Loss before income taxes	(6)	(10)
Income tax expense	—	—
Net loss	(6)%	(10)%
Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$1,528,791	$1,363,217
Revenue as a dollar change		$165,574
Revenue as a percentage change		12%
Revenue for the three months ended March 31, 2026 increased $165.6 million compared to the same period in 2025. The increase was driven by a $32.6 million increase in advertising revenue for the three months ended March 31, 2026. The increase in advertising revenue is due to a year-over-year increase in global advertising impressions volume of approximately 17% for the three months ended March 31, 2026, which is driven by expanded advertising delivery with Sponsored Snaps. The increase in advertising revenue was partially offset by a year-over-year decrease in the cost per advertising impression of approximately 12% for the three months ended March 31, 2026, which is driven by strong growth in impressions delivery. Additionally, the increase in total revenue was also driven by a $133.0 million increase in other revenue for the three months ended March 31, 2026, which is due to higher subscription revenue from growth in the number of subscribers, partially attributable to Memories Storage Plans.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Cost of revenue	$665,241	$639,579
Cost of revenue as a dollar change		$25,662
Cost of revenue as a percentage change		4%
Cost of revenue for the three months ended March 31, 2026 increased $25.7 million compared to the same period in 2025. The increase was primarily driven by higher transaction processing fees due to higher subscription revenue from the growth in the number of subscribers as well as a $24.7 million increase in infrastructure costs, attributable to DAU growth of 5% compared to the prior year.
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Research and development expenses	$478,296	$424,165
Research and development expenses as a dollar change		$54,131
Research and development expenses as a percentage change		13%
Research and development expenses for the three months ended March 31, 2026 increased $54.1 million compared to the same period in 2025. The increase was primarily driven by investments in product development, including higher employee compensation due to additional research and development headcount.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Sales and marketing expenses	$239,011	$257,957
Sales and marketing expenses as a dollar change		$(18,946)
Sales and marketing expenses as a percentage change		(7)%
Sales and marketing expenses for the three months ended March 31, 2026 decreased $18.9 million compared to the same period in 2025. The decrease was primarily driven by lower spend on community growth marketing.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
General and administrative expenses	$220,692	$235,362
General and administrative expenses as a dollar change		$(14,670)
General and administrative expenses as a percentage change		(6)%
General and administrative expenses for the three months ended March 31, 2026 decreased $14.7 million compared to the same period in 2025. The decrease was primarily driven by a benefit from the reversal of previously recorded digital services taxes following the repeal of the Canadian Digital Services Tax Act in March 2026.
Interest Income

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Interest income	$26,459	$37,018
Interest income as a dollar change		$(10,559)
Interest income as a percentage change		(29)%
Interest income for the three months ended March 31, 2026 decreased $10.6 million compared to the same period in 2025. The decrease was primarily driven by decreased investments in marketable debt securities and lower interest rates.
Interest Expense

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Interest expense	$(36,756)	$(23,399)
Interest expense as a dollar change		$(13,357)
Interest expense as a percentage change		57%
Interest expense for the three months ended March 31, 2026 increased $13.4 million compared to the same period in 2025. The increase was primarily driven by additional interest expense on our 2033 Notes and 2034 Notes which were issued in February 2025 and August 2025, respectively, and which are discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.
Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Other income (expense), net	$(1,014)	$49,069
Other income (expense), net as a dollar change		$(50,083)
Other income (expense), net as a percentage change		(102)%
Other expense, net for the three months ended March 31, 2026 was not material. Other income, net for the three months ended March 31, 2025 was primarily driven by a $66.9 million gain on extinguishment associated with the

February 2025 Note Repurchases, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report, partially offset by $11.6 million in net losses on strategic investments and $4.2 million in unrealized losses on publicly traded securities classified as marketable securities.
Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Income tax expense	$(3,191)	$(8,429)
Income tax expense as a dollar change		$5,238
Income tax expense as a percentage change		62%
Effective tax rate	(3.7)%	(6.4)%
Income tax expense for the three months ended March 31, 2026 was $3.2 million compared to an income tax expense of $8.4 million for the same period in 2025. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Loss and Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Net loss	$(88,951)	$(139,587)
Net loss as a dollar change		$50,636
Net loss as a percentage change		36%

Adjusted EBITDA	$233,333	$108,425
Adjusted EBITDA as a dollar change		$124,908
Adjusted EBITDA as a percentage change		115%
Net loss for the three months ended March 31, 2026 was $89.0 million compared to $139.6 million for the same period in 2025. The fluctuation in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three months ended March 31, 2026 was $233.3 million compared to $108.4 million for the same period in 2025. The fluctuation was primarily attributable to increased revenue and lower sales and marketing and general and administrative expenses, partially offset by higher cost of revenue and research and development expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $2.8 billion as of March 31, 2026, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government securities, money market funds, corporate debt securities, and publicly traded equity securities. Our primary source of liquidity is cash generated through operating cash flows as well as financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity, except as disclosed herein. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of March 31, 2026, approximately 9% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
As of March 31, 2026, we had $1.05 billion under our revolving credit facility (the “Credit Facility”), of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for the Credit Facility are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of March 31, 2026, we had $94.9 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Debt
As of March 31, 2026, we had outstanding debt in the form of Senior Notes and Convertible Notes for an aggregate principal amount of $3.5 billion, which mature between 2026 and 2034. Short-term and long-term future interest payment obligations as of March 31, 2026 were $145.5 million and $897.1 million, respectively.
Under certain circumstances, holders of the outstanding Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of March 31, 2026 the Convertible Notes will not be eligible for optional conversion during the second quarter of 2026, other than the 2026 Notes, which became eligible for optional conversion as of May 1, 2026.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $3.0 billion in commitments as of March 31, 2026, primarily due within two years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report.
Stock Repurchases
In November 2025 and February 2026, our board of directors authorized two stock repurchase programs for the repurchase of up to $500.0 million of our Class A common stock under each program. During the three months ended March 31, 2026, we repurchased and retired a total of 49.9 million shares of our Class A common stock for $350.5 million, including costs associated with the repurchases. We completed the November 2025 program in January 2026, and the remaining availability under the February 2026 program as of March 31, 2026 was $400.0 million. Repurchases of Class A common stock from the remaining availability may be made from time to time and will be funded from existing cash and cash equivalents. Repurchases have been authorized through February 2027 but the program may be initiated, modified, suspended, or terminated at any time during the program.
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
2026 Restructuring
On April 15, 2026, we announced a plan to reduce our global headcount by approximately 16% of our global full-time employees. As a result, we currently estimate that we will incur pre-tax charges in the range of $95 million to $130 million, primarily consisting of severance and related costs, contract termination costs, and other impairment charges, of which $75 million to $100 million are expected to be future cash expenditures. The majority of these costs are expected to be incurred during the second quarter of 2026.
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
Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$326,779	$151,610
Net cash provided by investing activities	57,262	2,754
Net cash used in financing activities	(352,100)	(288,519)
Change in cash, cash equivalents, and restricted cash	$31,941	$(134,155)
Free Cash Flow (1)	$286,007	$114,396
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $326.8 million for the three months ended March 31, 2026, compared to $151.6 million for the same period in 2025, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $250.0 million, and depreciation and amortization expense of $44.7 million. Net cash provided by operating activities for the three months ended March 31, 2026 was also driven by a $174.6 million decrease in accounts receivable, primarily due to the timing of collections, partially offset by $74.9 million in interest payments on our Notes.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $57.3 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $2.8 million for the same period in 2025. Our investing activities for the three months ended March 31, 2026 primarily consisted of sales of marketable securities of $232.1 million and maturities of marketable securities of $213.6 million, partially offset by purchases of marketable securities of $302.4 million and purchases of property and equipment of $40.8 million. Our investing activities for the three months ended March 31, 2025 primarily consisted of maturities of marketable securities of $263.8 million and sales of marketable securities of $12.0 million, partially offset by purchases of marketable securities of $235.8 million and purchases of property and equipment of $37.2 million.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $352.1 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $288.5 million for the same period in 2025. Our financing activities for the three months ended March 31, 2026 primarily consisted of repurchases of our Class A common stock for $350.5 million. Our financing activities for the three months ended March 31, 2025 primarily consisted of the 2025 Note Repurchases for $1.4 billion, repurchases of our Class A common stock for $257.1 million and deferred payments for acquisitions of $58.0 million, partially offset by the issuance of the 2033 Notes for net proceeds of $1.5 billion.
Free Cash Flow
Free Cash Flow was $286.0 million for the three months ended March 31, 2026, compared to $114.4 million for the same period in 2025. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $40.8 million for the three months ended March 31, 2026, compared to $37.2 million for the same period in 2025. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$326,779	$151,610
Less:
Purchases of property and equipment	(40,772)	(37,214)
Free Cash Flow	$286,007	$114,396
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(88,951)	$(139,587)
Add (deduct):
Interest income	(26,459)	(37,018)
Interest expense	36,756	23,399
Other (income) expense, net	1,014	(49,069)
Income tax expense	3,191	8,429
Depreciation and amortization	44,696	37,715
Stock-based compensation expense	250,040	247,338
Payroll and other tax expense related to stock-based compensation	13,046	17,218
Adjusted EBITDA	$233,333	$108,425
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and investment valuation and liquidation risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.1 billion and $1.0 billion as March 31, 2026 and December 31, 2025, respectively. We had marketable securities totaling $1.8 billion and $1.9 billion as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities generally consist of U.S. government debt securities, publicly traded equity securities, and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $17.0 million and $18.2 million decrease in the market value of our cash equivalents and marketable securities as of March 31, 2026 and December 31, 2025, respectively.
As of both March 31, 2026 and December 31, 2025, we had aggregate principal amounts of debt outstanding of $3.5 billion. Since the Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
Investment Valuation and Liquidation Risk
We hold equity securities in privately held and publicly traded companies, which expose us to valuation and liquidation risks that could have a material impact on the carrying value of our holdings.
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. These investments, particularly those in early-stage companies, are inherently risky because their technologies or products may not progress to commercialization, and the companies may experience financial or operational difficulties, either of which could result in the loss of a substantial portion of our investment. The value ultimately realized on these investments is also subject to the occurrence and timing of liquidity events, such as public offerings, acquisitions, private sales, or other market transactions. Our total strategic investments had carrying values of $189.7 million and $183.7 million as of March 31, 2026 and December 31, 2025, respectively.
Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our investments in publicly traded equity securities had carrying values of $8.2 million and $9.5 million as of March 31, 2026 and December 31, 2025, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Securities-Related Matters
On November 11, 2021, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit filed in the U.S. District Court for the Central District of California. The lawsuit was purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. Plaintiffs sought monetary damages and other relief. We recently settled this case. The Court granted final approval of the settlement and dismissed the action on April 24, 2026.
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
Platform-Related Matters
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials are scheduled for the individual plaintiff bellwether cases in the JCCP starting in January 2026. Snap reached a confidential settlement agreement resolving the first JCCP bellwether trial for Snap. The trial date for the next JCCP bellwether trial including Snap was postponed and the court has not yet set a new trial date. A putative class action asserting similar allegations was also filed in Canada and Israel.
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
Beginning on January 30, 2024, certain U.S. state attorneys general have filed lawsuits against us making similar allegations as well as allegations regarding harmful and mature content, child safety concerns, sexual exploitation of minors, misuse by bad actors, unlawful data collection, privacy violations, and allegedly misleading safety and marketing campaigns. These lawsuits assert various legal claims, including violations of state consumer protection laws, unfair business practices, product liability, and negligence.
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
We are also subject to government investigations, inquiries, and notifications of potential litigation from multiple regulators in various jurisdictions globally concerning the use of our products and features, and the alleged mental and physical health and safety impacts on users, in particular younger users. For example, on March 26, 2026, the European Commission initiated proceedings under the European Union Digital Services Act, or DSA, to investigate Snap’s compliance with certain obligations applicable to very large online platforms, including with respect to systemic risk assessments and mitigation measures and protections for minors in the European Union. The proceeding is at an early stage and we are cooperating with the European Commission. At this time, we are unable to predict the outcome of this matter or reasonably estimate a range of possible loss, if any. The proceeding could, however, result in findings that we have not complied with the DSA, the imposition of significant fines, and orders requiring us to implement additional or different measures, modify or cease certain product features or practices in the European Union, or otherwise change our business practices. We plan to continue to engage with the regulators productively and believe we have meritorious defenses to any legal proceedings that may arise out of these investigations and inquiries, but any legal proceedings that may arise are inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business. Any violation of existing or future regulatory orders or consent decrees, or new regulatory investigations or proceedings, could subject us to substantial monetary fines and other penalties that could seriously harm our business.
On September 15, 2025, Snap filed a complaint against its insurance carriers in San Francisco Superior Court seeking declaratory relief regarding Snap’s entitlement to insurance coverage for claims alleging that use of Snapchat has caused bodily injury or property damage. On March 26, 2026, the insurance carriers filed answers and many carriers filed cross-complaints alleging that they have no duty to defend or indemnify Snap for some or all of these claims. Snap has filed a motion to stay this litigation with its insurers pending litigation of the underlying claims implicating coverage, and this motion is set to be heard on August 6, 2026.
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
We emphasize rapid innovation and prioritize long-term user engagement over short-term financial conditions or results if we believe that it will benefit the aggregate user experience and improve our financial performance over the long term. Although we have achieved profitability in certain periods, we have a history of operating losses and, as a result of our long-term focus, we may prioritize investments and expenses we believe are necessary for our long-term growth over achieving short-term profitability. Investments in our future, including through new products or acquisitions, are inherently risky and may not pay off, which would adversely affect our ability to settle the principal and interest payments on our outstanding senior notes and outstanding convertible senior notes, or collectively, the Notes, or other indebtedness when due, and further delay or hinder our ability to sustain profitability. This in turn would hinder our ability to secure additional financing to meet our current and future financial needs on favorable terms, or at all.
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
Our business and operations have been, and in the future could be, adversely affected by events beyond our control, such as health epidemics and geo-political events and conflicts. In addition, macroeconomic factors like labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, and fluctuating interest and foreign currency exchange rates, and recession risks, have in the past and may continue to cause logistical challenges, increased input costs, and inventory constraints for our advertisers, which in turn may also halt or decrease advertising spending, and harm our business.

2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, these changes may cause friction by our users, advertisers, or partners, resulting in disruptions or declines in our key metrics, such as Daily Active Users, user activity, or financial performance. In addition, we have in the past expanded and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced significant growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again. Many of our competitors have significantly more resources and larger market shares than we do, which gives them advantages over us that can make it more difficult for us to succeed.
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
5.    Our Team and Capital Structure
We need to attract and retain a high caliber team to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with our competitors, for key talent. We will incur significant costs and expenses in connection with our headcount reduction and reorganization plans announced in April 2026, and such actions may negatively impact our ability to attract and retain a high caliber team. A substantial portion of our employment costs is paid in our common stock, the price of which has been volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

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
We had 483 million daily active users, or DAUs, on average in the quarter ended March 31, 2026. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will be essential to our future growth. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
A substantial majority of our revenue is generated from third parties advertising on Snapchat. For the years ended December 31, 2025, 2024, and 2023, advertising revenue accounted for approximately 87%, 91%, and 96% of our total revenue, respectively. Even though we have introduced and increased the revenue from other revenue streams, including subscription models, we expect advertising revenue to account for a substantial majority of our revenue in the foreseeable future. Most advertisers do not have long-term advertising commitments with us, and our efforts to establish long-term commitments may not succeed.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of data, including personal data related to advertising, which could materially impact our revenue and seriously harm our business. Many of these laws and regulations expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws may prohibit us and our customers from advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws and regulations currently, and may in the future, apply to our or our advertisers’ activities and require significant operational changes to our business. These laws and regulations could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws to which we are or may become subject further regulate contextual, behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws grant users the right to opt-out of sharing of their personal data for certain advertising purposes, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators have issued significant monetary fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and current laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
•diminished or stagnant growth, or a decline, in the total number of DAUs on Snapchat;
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
Our use of artificial intelligence, including generative AI, in our advertising products may also introduce risks, including where AI-enabled features produce inaccurate, misleading, or otherwise undesirable outputs that reduce user trust or advertiser confidence, which could adversely affect demand for our advertising products and harm our business.
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
Google and Amazon provide distributed computing infrastructure platforms for business operations, commonly referred to as a “cloud” computing service. We currently run the vast majority of our computing on Google Cloud and AWS and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by Google Cloud and AWS. Our systems are not fully redundant on the two platforms. Any transition of the cloud services currently provided by either Google Cloud or AWS to the other platform or to another cloud provider would be difficult to implement and would cause us to incur significant time and expense. We have experienced infrastructure outages by our service providers and expect to experience more outages in the future. Given this, any significant disruption of or interference with Google Cloud or AWS, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed. If our users or partners are not able to access Snapchat or specific Snapchat features, or encounter difficulties in doing so, due to issues or disruptions with Google Cloud or AWS, we may lose users, partners, or advertising revenue. The level of service provided by Google Cloud and AWS or similar providers may also impact our users’, advertisers’, and partners’ usage of and satisfaction with Snapchat and could seriously harm our business and reputation if the level of service decreases. Hosting costs also have and will continue to increase as our user base and user engagement grows and may seriously harm our business if we are unable to grow our revenues faster than the cost of utilizing the services of Google Cloud, AWS, or similar providers.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of March 31, 2026, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Global economic and business activities have in the past and may continue to face widespread macroeconomic uncertainties, which are often exacerbated by ongoing or escalating geopolitical conflicts. These uncertainties, including labor shortages and disruptions, supply chain disruptions, banking instability, tariffs and retaliatory countermeasures, inflation, fluctuating interest rates, and recession risks, may continue for an extended period, and some of which have adversely impacted, and may continue to adversely impact, many aspects of our business. For example, tariffs recently imposed by the United States, continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers, and ongoing changes in the United States and foreign government trade policies, including potential modifications to existing trade agreements, have created volatility in the global capital markets, have had and may continue to have a generally disruptive impact on the global economy, and could have further global economic consequences, including disruptions of the global supply chain.
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
Geo-political conflicts and events are inherently unpredictable, evolve quickly, and may have negative long-term impacts. On a macroeconomic level, geo-political conflicts may disrupt trade, intensify problems in the global supply chain, contribute to inflationary pressures, and change advertiser spending and consumer behavior. All of these factors may negatively impact the demand for advertising as companies face limited product availability, restricted sales opportunities, and condensed margins. Any pause or reduction in advertising spending in connection with geo-political conflicts or events could negatively impact our revenue and harm our business.

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
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (TikTok and affiliated joint ventures), Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Reddit, Tencent, and X (formerly Twitter). Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories”

feature that largely mimics our Stories feature and a map feature that is similar to our Snap Map, both of which may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, Reddit, and X (formerly Twitter), and with other, largely regional, social media platforms that have strong positions in particular countries. In addition, our competitors have also increasingly adopted, and may in the future adopt, subscription models and premium feature sets that compete directly with Snapchat+, Lens+, and Snapchat Platinum. If our competitors offer more attractive premium features, exclusive content, or lower-priced subscription tiers, we may struggle to convert free users to paying subscribers or retain existing subscribers, which could adversely affect our non-advertising revenue growth. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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
•our ability to attract, retain, and motivate talented team members, particularly engineers, designers, and sales personnel (including as a result of the headcount reduction and restructuring plans that we announced in April 2026);
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of March 31, 2026, we had an accumulated deficit of $14.4 billion and for the three months ended March 31, 2026, we had a net loss of $89.0 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
We cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position. We face significant competition in hiring and attracting qualified engineers, designers, and sales personnel, including from companies that offer a remote or hybrid work environment, which may increase the competition for such employees from employers outside of our traditional office locations. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of our policies which require greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, fluctuating interest rates, intensified restrictions on immigration or the availability of visas, other macroeconomic uncertainties, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of our strategic decisions or media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business. Recently, there has also been increased scrutiny of companies’ human capital practices and initiatives. Negative perception of certain of these practices and initiatives, whether due to our perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts. In April 2026, we announced plans to reduce our global headcount by approximately 16% of our global full-time employees in order to further streamline our operations and reallocate resources toward our highest-priority initiatives. This announcement and our related plans or future headcount reduction or reorganization initiatives may negatively impact our reputation and our ability to continue to attract and retain personnel.
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
Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. We also face risks from vulnerabilities, errors, bugs or defects through the use of AI to develop or maintain our software or systems and the use of AI within those software and systems, as AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI technology with bad inputs or logic), or if the logic of the AI technology is flawed (a so-called “hallucination”). Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems, and to implement patches, upgrades and fixes provided by the third parties upon which we rely, and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. However, we and our third party providers have not detected, become aware of, and remediated, and may not in the future detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers have experienced, and may in the future experience, delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of alleged harms to users or our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
We regularly review and share metrics, including our DAUs and Average Revenue Per User, or ARPU, metrics, with our investors, advertisers, and partners to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodologies have not in all instances been validated by an independent third party. In addition, we may change the way we measure and report metrics from time to time in connection with changes to our products, our business, or how management believes we can best monitor engagement with and performance of our platform, making comparisons to prior periods more difficult. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally that may require significant judgment and are subject to technical errors. For example, there may be individuals who attempt to create accounts for malicious purposes, including at scale, even though we forbid that in our Terms of Service and Community Guidelines. We implement measures in our user registration process and through other technical measures to prevent, detect, and suppress that behavior, although we have not determined the number of such accounts, or the effectiveness of such measures. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.

Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations. In addition, our estimates for revenue and DAU by user location may also be affected by data limitations and other challenges in measuring user locations. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address. If a user utilizes a proxy server or if there are other data limitations, we may not be able to accurately reflect the user’s actual location, and we may inadvertently fail to apply local age-gating, content moderation, or data-retention standards required by that specific location. The increasing availability and use of proxy servers, and other geolocation-masking tools, makes it more challenging to effectively determine our users’ location and effectively attribute a user to a region, which may diminish the perceived effectiveness of our products and services and our ability to comply with applicable law which may result in government enforcement actions or monetary fines, all of which may seriously harm our business. Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a user visits Snapchat through our applications or websites, and only once per user per day. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our application. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs or other metrics may not be comparable to those in prior periods. Our measures of DAU and other metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology, data used, data limitations, or other challenges in measuring large online and mobile populations. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. These calculations may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average.
Improper or illegal use of Snapchat could seriously harm our business and reputation, and our efforts to identify and remediate such harms may be unsuccessful or result in unintended consequences.
We invest significant resources in proactive technologies and human review to detect and mitigate harms on our platform, including child safety risks, illegal activity, and harassment. However, while our systems may identify signals or detect potentially harmful content, we may not be able to take action with sufficient speed to prevent all harm. Any delay between detection and action could expose our users to risk and subject us to increased legal and regulatory scrutiny. Furthermore, in our attempt to rapidly mitigate harms, we may make mistakes, such as erroneously removing legitimate content or disabling the accounts of users who have not violated our policies. Such actions can frustrate our users and harm our reputation.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, interactive computer services, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Numerous laws, regulations, and legally-binding codes focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have been proposed, passed, and implemented, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring various levels of age assurance or verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, requiring age ratings for purchases of our products and services, limiting the use and sharing of minors’ personal data, and requiring parental consent or attestation or providing for other parental controls or rights. For example, in December 2025, Australia implemented the Australia Online Safety Amendment (Social Media Minimum Age) Act 2024, which prohibits social media accounts for minors under 16. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, require us to implement age assurance, parental consent, parental controls, age-rating, or other age-based access restrictions that may be costly, inaccurate, or unpopular. We are also subject to an investigation by the European Commission under the European Union Digital Services Act (DSA), which includes scrutiny of Snapchat’s systemic risk assessments and related mitigation measures concerning the protection of minors. If thee measures we have implemented, or may be required to implement prove ineffective or result in the misclassification of users, younger users may access age-inappropriate features or content, older users may be improperly restricted, and operating system providers, application stores, regulators, or other third parties may impose additional limitations on our products or services. Any of these developments could decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
We have faced and may continue to face litigation, regulatory scrutiny, and public criticism related to the impact of our products on user well-being, particularly for younger users. These matters may relate to product design, user engagement features, or the effectiveness of our safety measures. Defending against such claims may be costly and time consuming, and could result in changes to our products, increased compliance obligations, or reputational harm. In addition, evolving laws and regulations in certain jurisdictions have restricted, and may continue to restrict or prohibit, access to our services for minors or require age verification or assurance measures, parental controls, warning labels, default settings, or other product changes that introduce friction to user access, which could reduce user growth, retention, and engagement or limit our ability to operate in certain markets. For example, we have notified regulators in the United Kingdom of our plan to test and potentially implement certain product changes that are designed to address certain regulatory concerns regarding the effectiveness of our safety measures, and may in the future from time to time make additional product changes in other jurisdictions for similar reasons to avoid potential enforcement actions. Any such product changes could decrease DAUs or user engagement in those jurisdictions, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business.
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
The implementation and enforcement, including through private rights of action, of these increasingly complex, onerous, or divergent laws and regulations, and the introduction, interpretation, or revision of any new such laws or regulations, with respect to privacy, security, data protection, and our industry are uncertain and may further complicate compliance efforts, lead to fragmentation of the service, increase legal risk and compliance costs for us and our third-party partners, or decrease the perceived usefulness of our service to our users and advertisers. For example, some federal privacy laws are currently being challenged, and litigation in this space could impact the privacy rights of our community, including modifying the ability of third parties (such as government agencies and civil litigants) to obtain private communications between users, which in turn may negatively impact users’ experience, trust, and satisfaction and decrease their engagement with our products. Many of these obligations are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations requires us to devote significant resources, and there is no guarantee that our compliance efforts to date, or in the future, will be deemed compliant or sufficient. These obligations may necessitate changes to our products and services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data in connection with our advertising offerings, so we are particularly exposed to the risks associated with the rapidly changing legal landscape regarding privacy, security, and data protection. For example, privacy regulators have targeted us and some of our competitors, including by investigating data processing activities and in the past have issued large fines to our competitors, and the European Commission has opened an investigation into our compliance with certain obligations under the DSA as a designated very large online platform. Such investigations and enforcement actions may cause us to revise our business plans and operations. Moreover, we believe a number of investigations into other technology companies are currently being conducted by federal, state, and foreign legislative and regulatory bodies. We therefore are at heightened risk of regulatory scrutiny, as regulators focus their attention on data processing activities of companies like us, and any changes in the regulatory framework or enforcement actions, whether against us or our competitors, could require us to fundamentally change our business model, and seriously harm our business.
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
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. The FTC has continued to review our practices and in January 2025, announced the referral of a complaint to the Department of Justice, or DOJ, pertaining to our deployment of our My AI feature and the allegedly resulting risk of harm to young users. The DOJ did not take action on the referred complaint within the time defined by statute for the DOJ, thereby returning the complaint to the FTC’s jurisdiction. To date, the FTC has not taken further action on the complaint, and we have no indication they will do so. Any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business. Following our designation as a very large online platform under the DSA in 2023, in March 2026, the European Commission opened formal proceedings to investigate our compliance with certain obligations under the DSA, including with respect to systemic risk assessments and related mitigation measures and protections for minors on Snapchat in the European Union. This investigation is at an early stage and we are cooperating with the European Commission, but it may result in findings that we have not complied with the DSA, the imposition of significant fines, and orders requiring us to implement additional or different measures, modify or cease certain product features or practices in the European Union, or otherwise change our business practices. Any such outcomes, or similar future investigations, could increase our compliance and operational costs, limit our ability to process personal data or offer certain features in affected markets, reduce user growth, retention, or engagement, or otherwise materially and adversely affect our business, financial condition, results of operations, and reputation.
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
•seasonal or other fluctuations in spending by our advertisers and product usage by our users, each of which may change as our product offerings evolve or as our business grows or as a result of unpredictable events such as labor shortages and disruptions, supply chain disruptions, banking instability, inflationary pressures, fluctuating interest rates, recession risks, or geo-political conflicts;
•modifications or changes to our products and services by us, our partners, or other companies in our industry because of new and proposed laws and regulations, corporate strategy, or litigation;
•restructuring or other charges (including those related to our headcount reduction and reorganization plans announced in April 2026) and unexpected costs or other operating expenses;
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
We periodically make changes to our business and priorities. For example, in 2026, we undertook a restructuring of our business designed to further streamline our operations and reallocate resources toward our highest-priority initiatives, leveraging increased operational efficiencies to accelerate our path toward net-income profitability. As we continue to adapt and update our business model and priorities, we may make additional restructurings, reprioritizations, or workforce reductions in the future. Any such changes could disrupt our operations, increase costs, make it harder to service our users or customers, adversely impact employee retention, hiring, and morale, negatively impact our reputation, or distract management, any of which could seriously harm our business.
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
As discussed in these risk factors, substantially all of our network infrastructure is provided by third parties, including Google Cloud and AWS. We also rely on third parties for other technology related services, including certain AI functions. For example, we have in the past entered, and may in the future enter, into strategic partnerships to integrate third-party AI technologies into our platform. Third-party integrations subject us to several operational and financial risks, particularly as our partners’ ability to scale their infrastructure to meet the demands of our global community remains unproven. If third-party AI providers experience service outages, significant latency, or otherwise fail to scale their systems to meet our traffic demands, users may experience a degraded version of our products and services, which could result in a negative user experience, decreased engagement, and a loss of trust. Furthermore, our ability to recognize revenue from such partnerships may be contingent on specific milestones and actions taken by us and our partners that may be outside of our direct control. These steps may not materialize as expected, on our projected timeline, or at all. In addition, if these partners do not meet their contractual obligations, alter or terminate arrangements, fail to pay, or if our relationships with such partners deteriorate, our business could be seriously harmed. Even if these milestones are reached and the revenue recognized, the integrated features may not deliver the experience we or our community expect. Any disruption or failure in the services we receive from these providers, including as a result of financial or other difficulties faced by these providers, could seriously harm our business.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. Following our designation as a very large online platform under the DSA, the European Commission has opened formal proceedings to investigate Snapchat’s compliance with certain obligations under the DSA, including with respect to systemic risk assessments and related mitigation measures and protections for minors in the European Union. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations and have, and may in the future, receive additional requests for information regarding our business practices. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our products, product offerings and features, policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business.

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
Notwithstanding these Constitutional, statutory, and common-law protections, we have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat, and claims relating to online and offline harms that allegedly related to users’ use of our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, mass torts, and personal injury. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. In addition, other lawsuits allege that the design of our platform and those of our competitors are addictive and harmful to minor users’ mental health. Other plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform, or for sexual exploitation if communications relating to that exploitation occurred on our platform. We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. Some of our competitors are involved in similar lawsuits and have been subject to jury verdicts of liability at the trial court level. For example, in March 2026, a jury found Meta and YouTube liable for harm caused to a minor by the design of their products, and ordered the companies to pay a combined $6 million in damages. Unfavorable outcomes could seriously harm our business. These actions, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies, practices, or products, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2026, we had recorded a total of $1.8 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
Our ability to make principal or interest payments on, or to refinance our senior notes due in 2033 and 2034, or collectively, the Senior Notes, and our convertible senior notes due in 2026, 2027, 2028, and 2030 (collectively, the Convertible Notes, and together with the Senior Notes, the Notes) and any other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The outstanding Notes will begin maturing in August 2026, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Credit Facility and the indentures governing the Convertible Notes, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business. Our indebtedness could also, among other things:
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of March 31, 2026, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From April 1, 2024 to March 31, 2026, the trading price of our Class A common stock ranged from $3.81 to $17.33. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
Our business could be negatively impacted as a result of stockholder activism.
We regularly engage with stockholders to strengthen our company and enhance long-term value. However, publicly traded companies are increasingly subject to campaigns by activist stockholders advocating for corporate actions such as governance, operational and strategic changes. We have been, and may again be, subject to stockholder activism and the corporate actions advocated by any such activist stockholder may not align with our current business strategies and the best interests of all of our stockholders. The actions of activist stockholders may cause fluctuations in the market price of our Class A common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. In addition, responding to the actions of activist stockholders can be costly and time-consuming, disrupting our business and diverting the attention of our board of directors and management from pursuing our business strategies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, we agreed to issue a total of 6,847,029 shares of our Class A common stock as consideration in connection with acquisitions, all in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2), Regulation D, or Regulation S of the Securities Act.
Purchases of equity securities by the issuer and affiliated purchasers
The following table summarizes stock repurchase activity for the three months ended March 31, 2026 (in thousands, except per share data):

	Total Number of Shares Purchased (1)(2)	Average Price Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)(2)
January 1, 2026 - January 31, 2026	29,997	$8.34	29,997	$—
February 1, 2026 - February 28, 2026	19,893	$5.04	19,893	$400,000
March 1, 2026 - March 31, 2026	—	$—	—	$400,000
Total	49,890		49,890
(1)In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in January 2026. During the first quarter of 2026, we repurchased 30.0 million shares of our Class A common stock for $250.3 million, including costs associated with the repurchases.
(2)In February 2026, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the first quarter of 2026, we repurchased 19.9 million shares of our Class A common stock for $100.2 million, including costs associated with the repurchases. As of March 31, 2026, the remaining availability under the stock repurchase authorization was $400.0 million.
(3)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the quarter ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Robert C. Murphy Co-Founder, Chief Technology Officer, and Director	2/11/2026	Modification (1)	X	3/10/2027	(2)
Ajit Mohan Chief Business Officer	3/10/2026	Adoption (3)	X	5/8/2027	(4)
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Represents the modification of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on November 11, 2025.
(2)Trading arrangement provides for the sale of up to 13,000,000 shares of Class A Common Stock by a revocable trust over which Mr. Murphy serves as trustee, plus the gift by such trust of the number of shares necessary to attain a value equal to 30% of such gross sale proceeds, and for the sale of a sufficient amount of shares to generate $2,000,000 in gross sale proceeds by an irrevocable trust over which Mr. Murphy serves as a trustee, but has no financial interest.
(3)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(4)Trading arrangement provides for the sale of (i) up to 50% of shares of Class A Common Stock held by Mr. Mohan in his account as of the applicable calculation date, and (ii) up to 50% of the net issued shares of Class A Common Stock subject to restricted stock unit grants upon satisfaction of the applicable vesting conditions (the “RSU Shares”). The actual number of shares to be sold pursuant to the trading arrangement is not yet determinable and, with respect to the RSU Shares, will be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the equity awards.
Employment Arrangement with Chief Business Officer
On May 6, 2026, Snap Group Limited Singapore Branch (“Snap Singapore”), one of our subsidiaries, entered into an employment agreement (the “Employment Agreement”) with Ajit Mohan, our Chief Business Officer, effective May 1, 2026, in connection with Mr. Mohan’s voluntary relocation to Singapore. The Employment Agreement replaces and supersedes Mr. Mohan’s prior offer letter with us, dated May 8, 2025.
Pursuant to the Employment Agreement, Mr. Mohan will continue serving as our Chief Business Officer and will receive a base salary of SGD 112,500 per month (which is SGD 1,350,000 per year, or approximately $1,051,000 USD per year). Mr. Mohan may also be eligible to receive an annual discretionary bonus, the payment and amount of which will be determined by Snap Singapore in its sole discretion. In addition, Mr. Mohan will continue to be eligible to participate in our equity incentive plan, with an annual equity target of USD $10,000,000, pursuant to a separate equity eligibility letter dated May 6, 2026 (the “Equity Letter”). The Employment Agreement, which is governed by the laws of the Republic of Singapore, has no fixed term, and either Mr. Mohan or the Company may terminate the employment relationship upon three months’ written notice. In addition, Mr. Mohan is entitled to garden leave under certain circumstances described in the Employment Agreement.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.2 to this report and incorporated herein by reference. The foregoing description of the Equity Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Letter, which is filed as Exhibit 10.3 to this report and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Forms of restricted stock unit grant notice and award agreement under the Snap Inc. 2017 Equity Incentive Plan.

10.2+	Employment Agreement, by and between Snap Group Limited Singapore Branch and Ajit Mohan, dated May 6, 2026.

10.3+	Equity Letter, by and between Snap Group Limited Singapore Branch and Ajit Mohan, dated May 6, 2026.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: May 6, 2026	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2026	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)