Form 10-Q
period 2026-06-30
Snap Inc
filed 2026-08-04
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,437,047,479 shares outstanding as of July 30, 2026
Class B common stock, $0.00001 par value	22,523,290 shares outstanding as of July 30, 2026
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of July 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,945	40,023	91,641	77,738
Stock-based compensation	263,189	251,886	513,229	499,224
Amortization of debt issuance costs and debt discount (premium)	(967)	(550)	(1,898)	7,092
Losses (gains) on debt and equity securities, net	(129)	(1,208)	716	14,592
Gain on extinguishment of debt	—	—	—	(66,939)
Other	10,909	12,362	16,035	11,557
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(67,614)	(3,088)	107,021	191,128
Prepaid expenses and other current assets	(14,460)	(7,058)	(30,730)	(29,886)
Operating lease right-of-use assets	15,734	13,797	30,848	27,920
Other assets	159	(2,117)	(81)	6,893
Accounts payable	(59,745)	(94,203)	(37,701)	(59,943)
Accrued expenses and other current liabilities	155,599	147,695	87,950	(14,873)
Operating lease liabilities	(9,011)	(8,492)	(21,466)	(25,485)
Other liabilities	(435)	2,017	340	3,243
Net cash provided by operating activities	176,214	88,494	502,993	240,104
Cash flows from investing activities
Purchases of property and equipment	(55,676)	(64,701)	(96,448)	(101,915)
Purchases of strategic investments	—	(20,000)	(5,934)	(20,000)
Cash paid for acquisitions, net of cash acquired	(25,678)	(35,499)	(65,048)	(35,499)
Purchases of marketable securities	(213,798)	(390,866)	(516,158)	(626,665)
Sales of marketable securities	55,359	425,157	287,457	437,158
Maturities of marketable securities	216,138	301,348	429,738	565,114
Other	(500)	—	(500)	—
Net cash provided by (used in) investing activities	(24,155)	215,439	33,107	218,193
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	—	—	—	1,473,083
Repurchases of Class A non-voting common stock	(250,465)	(243,473)	(600,964)	(500,573)
Deferred payments for acquisitions	(2,642)	(9,562)	(2,642)	(67,539)
Repurchases of convertible notes	—	—	—	(1,444,626)
Repayment of convertible notes	—	(36,240)	—	(36,240)
Other	(1,799)	(1,800)	(3,400)	(3,699)
Net cash used in financing activities	(254,906)	(291,075)	(607,006)	(579,594)
Change in cash, cash equivalents, and restricted cash	(102,847)	12,858	(70,906)	(121,297)
Cash, cash equivalents, and restricted cash, beginning of period	1,063,338	916,079	1,031,397	1,050,234
Cash, cash equivalents, and restricted cash, end of period	$960,491	$928,937	$960,491	$928,937
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147
Costs and expenses:
Cost of revenue	667,885	653,333	1,333,126	1,292,912
Research and development	542,092	443,325	1,020,388	867,490
Sales and marketing	298,399	257,853	537,410	515,810
General and administrative	261,338	250,095	482,030	485,457
Total costs and expenses	1,769,714	1,604,606	3,372,954	3,161,669
Operating loss	(170,721)	(259,676)	(245,170)	(453,522)
Interest income	24,672	33,199	51,131	70,217
Interest expense	(36,941)	(27,607)	(73,697)	(51,006)
Other income (expense), net	21,502	(823)	20,488	48,246
Loss before income taxes	(161,488)	(254,907)	(247,248)	(386,065)
Income tax expense	(2,472)	(7,663)	(5,663)	(16,092)
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Net loss per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$(0.10)	$(0.16)	$(0.15)	$(0.24)
Diluted	$(0.10)	$(0.16)	$(0.15)	$(0.24)
Weighted average shares used in computation of net loss per share:
Basic	1,663,449	1,674,854	1,675,483	1,685,544
Diluted	1,663,449	1,674,854	1,675,483	1,685,544
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(4,310)	(917)	(11,881)	2,530
Foreign currency translation	(1,638)	13,096	(6,070)	19,572
Total other comprehensive income (loss), net of tax	(5,948)	12,179	(17,951)	22,102
Total comprehensive loss	$(169,908)	$(250,391)	$(270,862)	$(380,055)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$958,848	$1,030,435
Marketable securities	1,700,910	1,910,137
Accounts receivable, net of allowance	1,237,338	1,372,237
Prepaid expenses and other current assets	309,533	272,065
Total current assets	4,206,629	4,584,874
Property and equipment, net	586,268	578,075
Operating lease right-of-use assets	562,091	506,216
Intangible assets, net	94,306	66,613
Goodwill	1,780,133	1,720,769
Other assets	240,733	221,255
Total assets	$7,470,160	$7,677,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$177,419	$219,793
Operating lease liabilities	47,823	48,479
Accrued expenses and other current liabilities	1,054,528	971,627
Short-term debt, net	153,159	46,969
Total current liabilities	1,432,929	1,286,868
Long-term debt, net	3,381,448	3,489,860
Operating lease liabilities, noncurrent	643,317	557,823
Other liabilities	85,378	61,756
Total liabilities	5,543,072	5,396,307
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,471,658 shares issued, 1,428,131 shares outstanding at June 30, 2026, and 3,000,000 shares authorized, 1,502,073 shares issued, 1,457,403 shares outstanding at December 31, 2025.	15	15
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,523 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at June 30, 2026 and December 31, 2025.	2	2
Treasury stock, at cost. 43,527 and 44,670 shares of Class A non-voting common stock at June 30, 2026 and December 31, 2025, respectively.	(424,577)	(435,722)
Additional paid-in capital	17,143,598	16,637,324
Accumulated deficit	(14,800,691)	(13,946,816)
Accumulated other comprehensive income	8,741	26,692
Total stockholders’ equity	1,927,088	2,281,495
Total liabilities and stockholders’ equity	$7,470,160	$7,677,802
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,443,120	$15	1,432,528	$14	1,457,403	$15	1,436,495	$14
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	32,914	1	25,243	—	68,115	1	47,353	—
Repurchases of Class A non-voting common stock	(48,640)	(1)	(29,974)	—	(98,530)	(1)	(57,293)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	737	—	403	—	1,143	—	1,645	—
Balance, end of period	1,428,131	15	1,428,200	14	1,428,131	15	1,428,200	14
Class B voting common stock
Balance, beginning of period	22,523	—	22,523	—	22,523	—	22,523	—
Balance, end of period	22,523	—	22,523	—	22,523	—	22,523	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	44,264	(431,762)	45,980	(448,509)	44,670	(435,722)	47,222	(460,620)
Repurchases of Class A non-voting common stock	48,640	(250,466)	29,974	(243,473)	98,530	(600,964)	57,293	(500,573)
Retirement of Class A non-voting common stock	(48,640)	250,466	(29,974)	243,473	(98,530)	600,964	(57,293)	500,573
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(737)	7,185	(403)	3,936	(1,143)	11,145	(1,645)	16,047
Balance, end of period	43,527	(424,577)	45,577	(444,573)	43,527	(424,577)	45,577	(444,573)
Additional paid-in capital
Balance, beginning of period	—	16,887,594	—	15,879,359	—	16,637,324	—	15,644,132
Stock-based compensation expense	—	263,189	—	251,886	—	513,229	—	499,224
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(7,185)	—	(3,936)	—	(11,145)	—	(16,047)
Other	—	—	—	—	—	4,190	—	—
Balance, end of period	—	17,143,598	—	16,127,309	—	17,143,598	—	16,127,309
Accumulated deficit
Balance, beginning of period	—	(14,386,265)	—	(13,132,148)	—	(13,946,816)	—	(12,735,461)
Net loss	—	(163,960)	—	(262,570)	—	(252,911)	—	(402,157)
Retirement of Class A non-voting common stock	—	(250,466)	—	(243,473)	—	(600,964)	—	(500,573)
Balance, end of period	—	(14,800,691)	—	(13,638,191)	—	(14,800,691)	—	(13,638,191)
Accumulated other comprehensive income
Balance, beginning of period	—	14,689	—	12,617	—	26,692	—	2,694
Other comprehensive income (loss), net of tax	—	(5,948)	—	12,179	—	(17,951)	—	22,102
Balance, end of period	—	8,741	—	24,796	—	8,741	—	24,796
Total stockholders’ equity	1,725,808	$1,927,088	1,727,927	$2,069,357	1,725,808	$1,927,088	1,727,927	$2,069,357
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
The following table represents our revenue disaggregated by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Advertising revenue	$1,282,522	$1,173,548	$2,525,984	$2,384,417
Other revenue	316,471	171,382	601,800	323,730
Total revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
North America (1) (2)	$904,946	$804,395	$1,729,486	$1,609,329
Europe (3)	353,745	254,209	669,176	477,466
Rest of World	340,302	286,326	729,122	621,352
Total revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $872.7 million and $1,669.2 million for the three and six months ended June 30, 2026, respectively, and $775.7 million and $1,554.6 million for the three and six months ended June 30, 2025, respectively.
(3)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.
Deferred revenue, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $207.4 million and $145.2 million as of June 30, 2026 and December 31, 2025, respectively.
3. Net Loss per Share
We compute net loss per share using the two-class method required for multiple classes of common stock. Although shares of our Class A, Class B, and Class C common stock have different voting and conversion rights, they have identical economic rights. Accordingly, basic and diluted net loss per share is the same for each class of common stock and therefore is presented on a combined basis.
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of stock outstanding during the period, adjusted for restricted stock awards (“RSAs”) for which the risk of forfeiture has not yet lapsed.
Diluted net loss per share is computed by dividing net loss by the weighted-average number of fully diluted common shares outstanding during the period. We use the if‑converted method for calculating any potential dilutive effect of the convertible senior notes due in 2026, 2027, 2028, and 2030 (collectively, the “Convertible Notes”) on diluted net loss per share. The Convertible Notes would have a dilutive impact on net income per share when the average market price of Class A common stock for a given period exceeds the respective conversion price of the Convertible Notes. For the periods presented, our potentially dilutive shares relating to stock options, restricted stock units (“RSUs”), RSAs, and the Convertible Notes were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Numerator:
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Denominator:
Weighted-average common shares - Basic (1)	1,663,449	1,674,854	1,675,483	1,685,544
Weighted-average common shares - Diluted (1)	1,663,449	1,674,854	1,675,483	1,685,544
Net loss per share:
Basic	$(0.10)	$(0.16)	$(0.15)	$(0.24)
Diluted	$(0.10)	$(0.16)	$(0.15)	$(0.24)
(1)Includes 1,409 million and 1,421 million shares of Class A common stock for the three months ended June 30, 2026 and 2025, respectively; and 1,421 million and 1,431 million shares of Class A common stock for the six months ended June 30, 2026 and 2025, respectively. Includes 23 million shares of Class B common stock and 232 million shares of Class C common stock for each of the periods presented.
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive:

	As of June 30,
	2026	2025

	(in thousands)
Stock options	474	583
Unvested RSUs and RSAs	204,773	143,318
Convertible Notes (if-converted)	46,193	59,154
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the six months ended June 30, 2026:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested as of December 31, 2025	167,374	$9.23
Granted	138,706	$5.61
Vested	(62,412)	$8.49
Forfeited	(38,895)	$8.11
Unvested as of June 30, 2026	204,773	$7.22

All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.4 billion as of June 30, 2026 and is expected to be recognized over a weighted-average period of 2.2 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.
Stock Options
For the three and six months ended June 30, 2026, stock option forfeitures were immaterial and there were no stock option grants or exercises. As of June 30, 2026, all outstanding options were fully vested, and there was no unrecognized compensation cost related to stock options.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$2,811	$1,656	$4,397	$3,090
Research and development	193,501	166,809	367,417	323,497
Sales and marketing	47,342	48,710	92,674	103,150
General and administrative	19,535	34,711	48,741	69,487
Total	$263,189	$251,886	$513,229	$499,224
Stock Repurchases
In February 2026, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the six months ended June 30, 2026, we repurchased and retired 68.5 million shares of our Class A common stock for $350.7 million, including costs associated with the repurchases. As of June 30, 2026, the remaining availability under the stock repurchase authorization was $150.0 million.
In November 2025, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. We completed this program in January 2026. Under the program, we repurchased and retired 59.4 million shares of our Class A common stock for $500.6 million, including costs associated with the repurchases, representing the entire amount approved by our board of directors in November 2025.
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
5. Business Acquisitions
In the six months ended June 30, 2026, the aggregate purchase consideration for business acquisitions was $88.1 million, which primarily consisted of $68.3 million in cash and $13.6 million recorded in other liabilities in our consolidated balance sheet as of the date of acquisition. Of the aggregate purchase consideration, $60.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. Of the acquired goodwill and intangible assets, $10.0 million is deductible for tax purposes.
Refer to Note 1 in our consolidated financial statements in the Annual Report for additional details related to our accounting policies for business combinations.

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2025	$1,720,769
Goodwill acquired	60,758
Foreign currency translation	(1,394)
Balance as of June 30, 2026	$1,780,133
Intangible assets consisted of the following:

	As of June 30, 2026
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	3.2	$302,371	$(223,383)	$78,988
Patents	8.8	16,788	(5,372)	11,416
Other	4.7	4,827	(925)	3,902
Total intangible assets		$323,986	$(229,680)	$94,306

	As of December 31, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	2.6	$328,234	$(274,464)	$53,770
Patents	8.9	30,172	(17,485)	12,687
Other	3.3	835	(679)	156
Total intangible assets		$359,241	$(292,628)	$66,613
Amortization of intangible assets was $10.7 million and $21.6 million for the three and six months ended June 30, 2026, respectively, and $12.1 million and $23.6 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2026	$15,642
2027	30,722
2028	20,215
2029	14,986
2030	6,500
Thereafter	6,241
Total	$94,306

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
Additional terms related to the Convertible Notes are as follows:

	Maturity Date	Redemption Date (1)	Optional Conversion Date (2)	Initial Conversion Rate (3)	Stated Interest Rate (4)	Effective Interest Rate
2026 Notes (5)	August 1, 2026	August 6, 2023	May 1, 2026	43.8481	0.75%	0.91%
2027 Notes	May 1, 2027	May 5, 2024	February 1, 2027	11.2042	—%	0.19%
2028 Notes	March 1, 2028	March 5, 2025	December 1, 2027	17.7494	0.125%	0.32%
2030 Notes	May 1, 2030	May 5, 2027	February 1, 2030	45.0846	0.50%	1.21%
(1)We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after the redemption dates based on certain circumstances as described in the respective indentures governing the Convertible Notes.
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
(5)The outstanding balance of the 2026 Notes was repaid in accordance with its contractual terms.
As of June 30, 2026, the if-converted value of the outstanding Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of June 30, 2026 for the Convertible Notes, and as a result, the

Convertible Notes will not be eligible for optional conversion during the third quarter of 2026. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.
The Senior Notes and the Convertible Notes (collectively, the “Notes”) rank equally with each other and consist of the following:

	As of June 30, 2026				As of December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2026 Notes	$47,013	$(6)	$—	$47,007	$47,013	$(44)	$—	$46,969
2027 Notes	106,318	(166)	—	106,152	106,318	(264)	—	106,054
2028 Notes	514,191	(1,626)	—	512,565	514,191	(2,111)	—	512,080
2030 Notes	750,000	(5,498)	(14,407)	730,095	750,000	(6,197)	(16,238)	727,565
Senior Notes:
2033 Notes	1,500,000	(21,958)	110,359	1,588,401	1,500,000	(23,288)	117,043	1,593,755
2034 Notes	550,000	(7,246)	7,633	550,387	550,000	(7,597)	8,003	550,406
Total Notes	$3,467,522	$(36,500)	$103,585	$3,534,607	$3,467,522	$(39,501)	$108,808	$3,536,829

The following table summarizes interest expense related to our Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Contractual interest expense	$36,420	$27,329	$72,841	$41,949
Amortization of debt issuance costs	1,507	1,558	3,001	9,706
Amortization of debt discount (premium)	(2,635)	(2,271)	(5,223)	(2,940)
Total interest expense	$35,292	$26,616	$70,619	$48,715
Cash paid for interest was $2.4 million and $77.3 million for the three and six months ended June 30, 2026, respectively, and $2.2 million and $4.6 million for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, the Capped Call Transactions were out-of-the-money.
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
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of June 30, 2026, we had $97.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments as of June 30, 2026, primarily due within two years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Pending Matters
In November 2021, we and certain of our officers were named as defendants in a federal securities class action lawsuit purportedly brought on behalf of purchasers of our Class A common stock, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact that Apple’s App Tracking Transparency framework would have on our business. In September 2025, we reached a preliminary settlement agreement to resolve this matter for $65.0 million, which was covered by insurance. In April 2026, the court granted final approval of the settlement and dismissed the action. The impact of this settlement on our consolidated financial statements is not material.
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials for the individual plaintiff bellwether cases in the JCCP started in January 2026. Snap reached a confidential settlement agreement resolving the first and second JCCP bellwether trials for Snap. The next two JCCP bellwether trials including Snap are scheduled to begin in October 2026. A putative class action asserting similar allegations was also filed in Canada and Israel.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of June 30, 2026. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at June 30, 2026.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2026 and 2042. Total operating lease costs were $29.2 million and $57.8 million for the three and six months ended June 30, 2026, respectively, and $26.5 million and $52.3 million for the three and six months ended June 30, 2025, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term	8.5	8.9
Weighted-average discount rate	6.2%	6.1%
The maturities of our operating lease liabilities as of June 30, 2026 were as follows:

Operating Leases
(in thousands)
Remainder of 2026	$42,868
2027	104,711
2028	113,157
2029	108,341
2030	104,259
Thereafter	443,529
Total lease payments	916,865
Less: imputed interest	(225,725)
Present value of lease liabilities	$691,140
As of June 30, 2026, we had additional operating leases that have not yet commenced for facilities with lease obligations of $16.1 million. These operating leases will commence between 2026 and 2027 with lease terms of approximately five years to nine years.
Cash payments included in the measurement of our operating lease liabilities, net of lease incentives received, were $19.5 million and $42.9 million for the three and six months ended June 30, 2026, respectively, and $28.2 million and $55.0 million for the three and six months ended June 30, 2025, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $33.9 million and $107.6 million for the three and six months ended June 30, 2026, respectively, and $17.7 million and $28.8 million for the three and six months ended June 30, 2025, respectively.
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

The following table summarizes our strategic investments held as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025

	(in thousands)
Initial cost	$117,615	$115,761
Cumulative upward adjustments	146,659	145,932
Cumulative downward adjustments, including impairments	(78,365)	(77,956)
Carrying value	$185,909	$183,737
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Gains recognized on strategic investments sold during the period, net	$—	$3,249	$—	$3,249
Unrealized gains on strategic investments still held at the reporting date	727	—	727	—
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(409)	(4,433)	$(409)	$(16,021)
Gains (losses) on strategic investments, net	$318	$(1,184)	$318	$(12,772)
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

The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of June 30, 2026 and December 31, 2025:

		As of June 30, 2026
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$539,648	$—	$—	$539,648
Cash equivalents:
Money market funds	Level 1	418,033	—	—	418,033
U.S. government securities	Level 1	1,167	—	—	1,167
Total cash and cash equivalents		958,848	—	—	958,848
Marketable debt securities:
U.S. government securities	Level 1	1,595,252	392	(5,299)	1,590,345
Corporate debt securities	Level 2	103,625	6	(351)	103,280
Total marketable debt securities		1,698,877	398	(5,650)	1,693,625
Total		$2,657,725	$398	$(5,650)	$2,652,473

		As of December 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$399,573	$—	$—	$399,573
Cash equivalents:
Money market funds	Level 1	630,862	—	—	630,862
Total cash and cash equivalents		1,030,435	—	—	1,030,435
Marketable debt securities:
U.S. government securities	Level 1	1,796,271	6,479	(5)	1,802,745
Corporate debt securities	Level 2	97,701	161	(6)	97,856
Total marketable debt securities		1,893,972	6,640	(11)	1,900,601
Total		$2,924,407	$6,640	$(11)	$2,931,036
Gross unrealized losses on marketable debt securities were not material as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of June 30, 2026, $0.8 billion of our total $1.7 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We hold investments in publicly traded companies with an aggregate carrying value of $7.3 million and $9.5 million as of June 30, 2026 and December 31, 2025, respectively, recorded as marketable securities. We classify these publicly traded equity securities within Level 1 because we use quoted market prices to determine their fair value. Gains and losses recognized during the periods presented, which are included within other income (expense), net on our consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Gains (losses) recognized on publicly traded equity securities sold during the period, net	$15	$—	$(754)	$—
Unrealized gains (losses) on publicly traded equity securities still held at the reporting date, net	(131)	1,887	(658)	(2,326)
Gains (losses) on publicly traded equity securities, net	$(116)	$1,887	$(1,412)	$(2,326)
We carry the Notes at face value less any unamortized debt issuance costs and discounts, plus unamortized premiums on our consolidated balance sheets, and present the fair value for disclosure purposes only. As of June 30, 2026, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $46.9 million, $101.9 million, $475.8 million, $612.4 million, $1,463.1 million, and $532.9 million, respectively. As of December 31, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $45.8 million, $99.1 million, $467.9 million, $655.4 million, $1,553.8 million, and $566.2 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on actual quoted or bid prices of the Notes in an over-the-counter market on the last business day of the period.
Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows.

	As of June 30,
	2026	2025

	(in thousands)
Cash and cash equivalents	$958,848	$925,973
Restricted cash, included in other assets	1,643	2,964
Total cash, cash equivalents, and restricted cash	$960,491	$928,937
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $2.5 million and $5.7 million for the three and six months ended June 30, 2026, respectively, and $7.7 million and $16.1 million for the three and six months ended June 30, 2025, respectively.

13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance as of December 31, 2025	$6,475	$20,217	$26,692
Other comprehensive loss before reclassifications	(12,259)	(6,070)	(18,329)
Amounts reclassified from AOCI (1)	378	—	378
Net current period other comprehensive loss	(11,881)	(6,070)	(17,951)
Balance as of June 30, 2026	$(5,406)	$14,147	$8,741
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Restructuring
In the second quarter of 2026, we announced a plan to reduce our global headcount by approximately 16% of our global full-time employees.
The following table summarizes the restructuring charges included in our consolidated statement of operations for the three months ended June 30, 2026:

	Severance and Related Charges (1)	Stock-Based Compensation Expense	Other (2)	Total
	(in thousands)
Cost of revenue	$7,576	$992	$—	$8,568
Research and development	30,037	18,416	—	48,453
Sales and marketing	24,139	5,307	—	29,446
General and administrative	12,635	1,794	27,609	42,038
Total	$74,387	$26,509	$27,609	$128,505
(1)Severance and related charges include cash severance expenses and other termination benefits. The majority of cash paid for the restructuring was related to severance and benefits.
(2)Other primarily includes lease exit and related charges.
The remaining charges related to the restructuring are expected to be immaterial. The liabilities related to the restructuring were immaterial as of June 30, 2026.
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
The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147

Less:
Infrastructure costs	403,464	393,257	804,698	769,825
Content and developer partner costs	115,112	152,432	250,133	313,336
Advertising partner and other costs	137,459	104,409	263,330	203,560
Operating expenses	693,343	653,562	1,326,675	1,271,731
Stock-based compensation and related payroll and other tax expense	246,232	260,923	509,318	525,479
Depreciation and amortization	45,599	40,023	90,295	77,738
Other segment items (1)	121,744	2,894	136,246	(51,365)
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax expense as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $128.5 million for both the three and six months ended June 30, 2026.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of June 30, 2026	As of December 31, 2025

	(in thousands)
United States	$753,547	$710,984
United Kingdom	261,657	245,911
Rest of world (1)	133,155	127,396
Total long-lived assets, net	$1,148,359	$1,084,291
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
Overview of Second Quarter 2026 Results
Our key user metrics and financial results for the three months ended June 30, 2026 were as follows:
User Metrics
•Daily Active Users, or DAUs, increased 5% year-over-year to 493 million.
•Average revenue per user, or ARPU, was $3.25, compared to $2.87 in the prior year.
Financial Results
•Revenue was $1,599.0 million, compared to $1,344.9 million in the prior year, an increase of 19% year-over-year.
•Total costs and expenses were $1,769.7 million, compared to $1,604.6 million in the prior year.
•Net loss was $164.0 million, compared to $262.6 million in the prior year.
•Adjusted EBITDA was $249.6 million, compared to $41.3 million in the prior year.
•Diluted net loss per share was $(0.10), compared to $(0.16) in the prior year.
•Cash provided by operating activities was $176.2 million, compared to $88.5 million in the prior year.
•Free Cash Flow was $120.5 million, compared to $23.8 million in the prior year.
•Cash, cash equivalents, and marketable securities were $2.7 billion as of June 30, 2026.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. In recent years, our focus has been on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality, including our investments in SPECS. We believe that we can be successful in our current operating environment, with various macroeconomic factors and geo-political events and conflicts impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. In connection with these efforts, we have undertaken restructuring initiatives to further align our cost structure and investments with our strategic priorities, which may continue to affect our operations and financial results.
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
User Engagement
We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We had 493 million DAUs on average in the second quarter of 2026, an increase of 23 million, or 5%, from the second quarter of 2025.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
432
443
453
460
469
477
474
483
493
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

YoY growth:	9%	9%	9%	9%	9%	8%	5%	5%	5%
(1)Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
100
99
98
98
94
92
92
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

YoY growth:	—%	—%	(1)%	(1)%	(2)%	(3)%	(5)%	(7)%	(7)%	3%	4%	4%	3%	3%	1%	(1)%	(2)%	(2)%
(2)North America includes Mexico, the Caribbean, and Central America.
(3)Europe includes Russia and Turkey.

Rest of World

320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
235
244
254
262
271
280
282
294
303
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

YoY growth:	16%	16%	17%	16%	15%	15%	11%	12%	12%
Monetization
We recorded revenue of $1,599.0 million for the three months ended June 30, 2026, compared to revenue of $1,344.9 million for the same period in 2025, an increase of 19% year-over-year. We monetize our business primarily through advertising and to a lesser extent through other revenue.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.25 in the second quarter of 2026, compared to $2.87 in the second quarter of 2025. For purposes of calculating ARPU, we attribute revenue to regions based on our estimate of where revenue-generating activities occur, which is generally determined by the billing address of the customer. For advertising revenue, we allocate revenue based on the geographic location where advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where all revenue is based on the billing address of the customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
2.86
3.10
3.44
2.96
2.87
3.16
3.62
3.17
3.25
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

North America (1)	Europe (2)

11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
7.67
8.54
9.73
8.41
8.33
9.20
10.88
9.23
10.26
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
1.02
1.09
1.19
1.17
0.96
1.11
1.24
1.20
1.00
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147
Costs and expenses (1) (2):
Cost of revenue	667,885	653,333	1,333,126	1,292,912
Research and development	542,092	443,325	1,020,388	867,490
Sales and marketing	298,399	257,853	537,410	515,810
General and administrative	261,338	250,095	482,030	485,457
Total costs and expenses	1,769,714	1,604,606	3,372,954	3,161,669
Operating loss	(170,721)	(259,676)	(245,170)	(453,522)
Interest income	24,672	33,199	51,131	70,217
Interest expense	(36,941)	(27,607)	(73,697)	(51,006)
Other income (expense), net	21,502	(823)	20,488	48,246
Loss before income taxes	(161,488)	(254,907)	(247,248)	(386,065)
Income tax expense	(2,472)	(7,663)	(5,663)	(16,092)
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Adjusted EBITDA (3)	$249,615	$41,270	$482,948	$149,695
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,811	$1,656	$4,397	$3,090
Research and development	193,501	166,809	367,417	323,497
Sales and marketing	47,342	48,710	92,674	103,150
General and administrative	19,535	34,711	48,741	69,487
Total	$263,189	$251,886	$513,229	$499,224
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,384	$1,505	$2,847	$2,925
Research and development	32,615	24,849	60,775	47,836
Sales and marketing	7,711	5,108	14,346	9,931
General and administrative	5,235	8,561	13,673	17,046
Total	$46,945	$40,023	$91,641	$77,738
(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	42	49	43	48
Research and development	34	33	33	32
Sales and marketing	19	19	17	19
General and administrative	16	18	15	18
Total costs and expenses	111	119	108	117
Operating loss	(11)	(19)	(8)	(17)
Interest income	2	1	1	3
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	1	—	1	2
Loss before income taxes	(10)	(20)	(8)	(14)
Income tax expense	—	—	—	(1)
Net loss	(10)%	(20)%	(8)%	(15)%
Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$1,598,993	$1,344,930	$3,127,784	$2,708,147
Revenue as a dollar change		$254,063		$419,637
Revenue as a percentage change		19%		15%
Revenue for the three and six months ended June 30, 2026 increased $254.1 million and $419.6 million, respectively, compared to the same periods in 2025. The increase was driven by a $109.0 million and $141.6 million increase in advertising revenue for the three and six months ended June 30, 2026, respectively. For the three months ended June 30, 2026, the increase in advertising revenue is due to a year-over-year increase in the average cost per advertising impression of approximately 10%. For the six months ended June 30, 2026, the increase in advertising revenue is due to a year-over-year increase in global advertising impressions volume of approximately 8%, which is driven by expanded advertising delivery with Sponsored Snaps. The increase in advertising revenue was partially offset by a year-over-year decrease in the average cost per advertising impression of approximately 2% for the six months ended June 30, 2026, which is driven by strong growth in impressions delivery. Additionally, the increase in total revenue was also driven by a $145.1 million and $278.1 million increase in other revenue for the three and six months ended June 30, 2026, respectively, which is due to higher subscription revenue from growth in the number of subscribers, attributable to new subscription products.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Cost of revenue	$667,885	$653,333	$1,333,126	$1,292,912
Cost of revenue as a dollar change		$14,552		$40,214
Cost of revenue as a percentage change		2%		3%
Cost of revenue for the three and six months ended June 30, 2026 increased $14.6 million and $40.2 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily driven by a $10.2 million increase and a $34.9 million increase in infrastructure costs for the three and six months ended June 30, 2026, respectively, attributable to DAU growth of 5% compared to the prior year as well as higher transaction processing fees due to higher subscription revenue.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Research and development expenses	$542,092	$443,325	$1,020,388	$867,490
Research and development expenses as a dollar change		$98,767		$152,898
Research and development expenses as a percentage change		22%		18%
Research and development expenses for the three and six months ended June 30, 2026 increased $98.8 million and $152.9 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily due to investments in product development and restructuring charges of $48.5 million in the current period.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Sales and marketing expenses	$298,399	$257,853	$537,410	$515,810
Sales and marketing expenses as a dollar change		$40,546		$21,600
Sales and marketing expenses as a percentage change		16%		4%
Sales and marketing expenses for the three and six months ended June 30, 2026 increased $40.5 million and $21.6 million, respectively, compared to the same periods in 2025. The increase in both periods was driven by higher advertising costs and restructuring charges of $29.4 million in the current period, partially offset by lower stock-based compensation expenses due to lower headcount compared to the prior period and lower spend on community growth marketing.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
General and administrative expenses	$261,338	$250,095	$482,030	$485,457
General and administrative expenses as a dollar change		$11,243		$(3,427)
General and administrative expenses as a percentage change		4%		(1)%
General and administrative expenses for the three months ended June 30, 2026 increased $11.2 million compared to the same period in 2025. The increase was primarily driven by restructuring charges of $42.0 million in the current period, partially offset by lower employee compensation and stock-based compensation expenses due to lower headcount compared to the prior year. General and administrative expenses for the six months ended June 30, 2026 decreased $3.4 million compared to the same period in 2025. The decrease was primarily driven by lower employee compensation and stock-based compensation expenses due to lower headcount compared to the prior year as well as lower spend on external professional services, partially offset by restructuring charges of $42.0 million in the current period.
Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Interest income	$24,672	$33,199	$51,131	$70,217
Interest income as a dollar change		$(8,527)		$(19,086)
Interest income as a percentage change		(26)%		(27)%
Interest income for the three and six months ended June 30, 2026 decreased $8.5 million and $19.1 million, respectively, compared to the same periods in 2025. The decrease in both periods was primarily driven by decreased investments in marketable debt securities and lower interest rates.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Interest expense	$(36,941)	$(27,607)	$(73,697)	$(51,006)
Interest expense as a dollar change		$(9,334)		$(22,691)
Interest expense as a percentage change		34%		44%
Interest expense for the three and six months ended June 30, 2026 increased $9.3 million and $22.7 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily driven by additional interest expense on our 2034 Notes which were issued in August 2025 and which are discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
	(NM = Not Meaningful)
Other income (expense), net	$21,502	$(823)	$20,488	$48,246
Other income (expense), net as a dollar change		$22,325		$(27,758)
Other income (expense), net as a percentage change		NM		(58)%
Other income, net for the three and six months ended June 30, 2026 consist of non-operating income as well as foreign currency remeasurement gains and losses.
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
Income Tax Benefit (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Income tax expense	$(2,472)	$(7,663)	$(5,663)	$(16,092)
Income tax expense as a dollar change		$5,191		$10,429
Income tax expense as a percentage change		68%		65%
Effective tax rate	(1.5)%	(3.0)%	(2.3)%	(4.2)%
Income tax expense for the three and six months ended June 30, 2026 was $2.5 million and $5.7 million, respectively, compared to an income tax expense of $7.7 million and $16.1 million, respectively, for the same periods in 2025. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.

Net Loss and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Net loss as a dollar change		$98,610		$149,246
Net loss as a percentage change		38%		37%

Adjusted EBITDA	$249,615	$41,270	$482,948	$149,695
Adjusted EBITDA as a dollar change		$208,345		$333,253
Adjusted EBITDA as a percentage change		505%		223%
Net loss for the three and six months ended June 30, 2026 was $164.0 million and $252.9 million, respectively, compared to $262.6 million and $402.2 million, respectively, for the same periods in 2025. The fluctuation in net loss was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and six months ended June 30, 2026 was $249.6 million and $482.9 million, respectively, compared to $41.3 million and $149.7 million, respectively, for the same periods in 2025. The increase for both periods was primarily attributable to increased revenue offset by higher cost of revenue, higher research and development expenses, and higher sales and marketing expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net loss, see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $2.7 billion as of June 30, 2026, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government securities, money market funds, corporate debt securities, and publicly traded equity securities. Our primary source of liquidity is cash generated through operating cash flows as well as financing activities. Our primary uses of cash include operating costs such as personnel-related costs and the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity, except as disclosed herein. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of June 30, 2026, approximately 9% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
As of June 30, 2026, we had $1.05 billion under our revolving credit facility (the “Credit Facility”), of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for the Credit Facility are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of June 30, 2026, we had $97.1 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

Material Cash Requirements
Debt
As of June 30, 2026, we had outstanding debt in the form of Senior Notes and Convertible Notes for an aggregate principal amount of $3.5 billion, which mature between 2026 and 2034. Short-term and long-term future interest payment obligations as of June 30, 2026 were $145.5 million and $895.2 million, respectively.
Under certain circumstances, holders of the outstanding Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of June 30, 2026 the Convertible Notes will not be eligible for optional conversion during the third quarter of 2026. The outstanding balance of the 2026 Notes was repaid in accordance with its contractual terms.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.
Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments as of June 30, 2026, primarily due within two years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report.
Stock Repurchases
In November 2025 and February 2026, our board of directors authorized two stock repurchase programs for the repurchase of up to $500.0 million of our Class A common stock under each program. During the six months ended June 30, 2026, we repurchased and retired a total of 98.5 million shares of our Class A common stock for $601.0 million, including costs associated with the repurchases. We completed the November 2025 program in January 2026, and the remaining availability under the February 2026 program as of June 30, 2026 was $150.0 million. Repurchases of Class A common stock from the remaining availability may be made from time to time and will be funded from existing cash and cash equivalents. Repurchases have been authorized through February 2027 but the program may be modified, suspended, or terminated at any time during the program.
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

Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$502,993	$240,104
Net cash provided by investing activities	33,107	218,193
Net cash used in financing activities	(607,006)	(579,594)
Change in cash, cash equivalents, and restricted cash	$(70,906)	$(121,297)
Free Cash Flow (1)	$406,545	$138,189
(1)For information on how we define and calculate Free Cash Flow and a reconciliation to net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $503.0 million for the six months ended June 30, 2026, compared to $240.1 million for the same period in 2025, resulting primarily from our net loss, adjusted for non-cash items, including stock-based compensation expense of $513.2 million, and depreciation and amortization expense of $91.6 million. Net cash provided by operating activities was also driven by a $107.0 million decrease in accounts receivable, primarily due to the timing of collections.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $33.1 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $218.2 million for the same period in 2025. Our investing activities for the six months ended June 30, 2026 primarily consisted of maturities of marketable securities of $429.7 million and sales of marketable securities of $287.5 million, partially offset by purchases of marketable securities of $516.2 million and purchases of property and equipment of $96.4 million. Our investing activities for the six months ended June 30, 2025 primarily consisted of maturities of marketable securities of $565.1 million and sales of marketable securities of $437.2 million, partially offset by purchases of marketable securities of $626.7 million and purchases of property and equipment of $101.9 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $607.0 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $579.6 million for the same period in 2025. Our financing activities for the six months ended June 30, 2026 primarily consisted of repurchases of our Class A common stock for $601.0 million. Our financing activities for the six months ended June 30, 2025 primarily consisted of the 2025 Note Repurchases for $1.4 billion, repurchases of our Class A common stock for $500.6 million, deferred payments for acquisitions of $67.5 million, and the repayment of the 2025 Notes for $36.2 million, partially offset by the issuance of the 2033 Notes for net proceeds of $1.5 billion.
Free Cash Flow
Free Cash Flow was $406.5 million for the six months ended June 30, 2026, compared to $138.2 million for the same period in 2025. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net loss, adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $96.4 million for the six months ended June 30, 2026, compared to $101.9 million for the same period in 2025. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”

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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$176,214	$88,494	$502,993	$240,104
Less:
Purchases of property and equipment	(55,676)	(64,701)	(96,448)	(101,915)
Free Cash Flow	$120,538	$23,793	$406,545	$138,189

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(163,960)	$(262,570)	$(252,911)	$(402,157)
Add (deduct):
Interest income	(24,672)	(33,199)	(51,131)	(70,217)
Interest expense	36,941	27,607	73,697	51,006
Other expense (income), net	(21,502)	823	(20,488)	(48,246)
Income tax expense	2,472	7,663	5,663	16,092
Depreciation and amortization	45,599	40,023	90,295	77,738
Stock-based compensation expense	236,680	251,886	486,720	499,224
Payroll and other tax expense related to stock-based compensation	9,552	9,037	22,598	26,255
Restructuring charges (1)	128,505	—	128,505	—
Adjusted EBITDA	$249,615	$41,270	$482,948	$149,695
(1)Restructuring charges primarily include cash severance, stock-based compensation expense, and other charges associated with the restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 14 in our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and investment valuation and liquidation risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion and $1.0 billion as June 30, 2026 and December 31, 2025, respectively. We had marketable securities totaling $1.7 billion and $1.9 billion as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities generally consist of U.S. government debt securities, publicly traded equity securities, and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $16.2 million and

$18.2 million decrease in the market value of our cash equivalents and marketable securities as of June 30, 2026 and December 31, 2025, respectively.
As of both June 30, 2026 and December 31, 2025, we had aggregate principal amounts of debt outstanding of $3.5 billion. Since the Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. These investments, particularly those in early-stage companies, are inherently risky because their technologies or products may not progress to commercialization, and the companies may experience financial or operational difficulties, either of which could result in the loss of a substantial portion of our investment. The value ultimately realized on these investments is also subject to the occurrence and timing of liquidity events, such as public offerings, acquisitions, private sales, or other market transactions. Our total strategic investments had carrying values of $185.9 million and $183.7 million as of June 30, 2026 and December 31, 2025, respectively.
Our investments in publicly traded equity securities are recorded at fair value using quoted market prices. Uncertainties in the global economic climate and financial markets could adversely impact the valuation of these investments and result in a material impairment or downward adjustment of their carrying values. Our investments in publicly traded equity securities had carrying values of $7.3 million and $9.5 million as of June 30, 2026 and December 31, 2025, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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
Platform-Related Matters
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials for the individual plaintiff bellwether cases in the JCCP started in January 2026. Snap reached a confidential settlement agreement resolving the first and second JCCP bellwether trials for Snap. The next two JCCP bellwether trials including Snap are scheduled to begin in October 2026. A putative class action asserting similar allegations was also filed in Canada and Israel.
Numerous school districts, municipalities and tribal nations have filed public nuisance and other claims based on similar allegations, which also were consolidated in either the MDL or JCCP. In the JCCP proceeding, the court dismissed the school district and municipality plaintiffs’ claims without prejudice, which ruling is now on appeal. Some of those dismissed plaintiffs have refiled their claims in the MDL or other venues. In June 2026, Snap reached a settlement agreement resolving the first school district case set for trial. The trial date for the next school district trials including Snap is scheduled for February 2027. We have received similar claims in Canada.
Beginning on January 30, 2024, certain U.S. state attorneys general have filed lawsuits against us making similar allegations as well as allegations regarding harmful and mature content, child safety concerns, sexual exploitation of minors, misuse by bad actors, unlawful data collection, privacy violations, and allegedly misleading safety and marketing campaigns. These lawsuits assert various legal claims, including violations of state consumer protection laws, unfair and deceptive business practices, product liability, negligence, public nuisance, and unjust enrichment. Trials are scheduled to begin in the Nevada and New Mexico attorneys general actions in August 2027.
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

On July 24, 2025, a lawsuit was filed against Roblox and Snap alleging that a minor had met a stranger on Roblox and became an alleged victim of sexual exploitation occurring on both Roblox and Snapchat. Similar lawsuits have been filed by additional families, including against other platforms. In December 2025, a federal Multi-District Litigation proceeding was formed to coordinate similar cases that had been filed in federal court. There are separate cases proceeding in state court that have been consolidated into a JCCP. In all of these matters, the victim is alleged to have met a stranger on Roblox followed by exploitation allegedly occurring on Roblox or another platform, such as Snapchat, Instagram, or Discord.
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
We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners and claims by consumer advocacy and privacy groups in international jurisdictions alleging violations of consumer protection, privacy, data localization, and minor safety laws. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
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
5.    Our Team and Capital Structure
We need to attract and retain a high caliber team to maintain our competitive position. We may incur significant costs and expenses in maintaining and growing our team, and may lose valuable members of our team as we compete globally, including with our competitors, for key talent. We have and will incur significant costs and expenses in connection with our headcount reduction and reorganization plans announced in April 2026, and such actions may negatively impact our ability to attract and retain a high caliber team. A substantial portion of our employment costs is paid in our common stock, the price of which has been volatile, and our ability to attract and retain talent may be adversely affected if our shares decline in value.

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
We had 493 million daily active users, or DAUs, on average in the quarter ended June 30, 2026. We view DAUs as a critical measure of our user engagement, and adding, maintaining, and engaging DAUs have been and will be essential to our future growth. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service. In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our application, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. As our DAU growth rate continues to slow or if the number of DAUs becomes stagnant, or we have a decline in DAUs, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of June 30, 2026, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and services may fail to increase the engagement of our users, advertisers, or partners, may result in friction for our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in January 2023, we made changes to our advertising platform to lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. In addition, certain new products or features, particularly those involving public or broadly accessible communications, may also increase risks relating to harmful or objectionable content, user safety, privacy expectations, and compliance with evolving legal and regulatory requirements, which could require significant investment and adversely affect our reputation, user engagement, and business. The short- and long-term impact of any major change, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, we may experience disruptions or declines in our DAUs, user activity, or financial performance. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our application, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
We may not be successful in our strategy and investments for our physical products, which could seriously harm our business. We believe in computing that naturally integrates our digital experience with the physical world. We are investing in the future of augmented reality, and in June 2026, we announced SPECS, our next generation of augmented reality glasses. We expect that our strategy for and investments in our physical products, including wearables and our firmware and operating system, will continue to be a complex, evolving, and a long-term initiative that will involve the development of new and emerging technologies, including reliance on and collaboration with developers and partners. However, this ecosystem may not develop at pace with our expectations, and market acceptance and adoption of features, products, and services we build, or expect to build, is uncertain. We also regularly evaluate our product roadmaps and make strategic shifts as our understanding of the technological challenges and market landscape evolve. In addition, we have limited experience with consumer hardware products, which may allow other companies to compete more effectively than us.
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
We face significant competition in almost every aspect of our business both domestically and internationally, especially because our products and services operate across a broad list of categories, including camera, visual messaging, content, and augmented reality. Our competitors range from smaller or newer companies to larger, more established companies such as Alphabet (including Google and YouTube), Apple, ByteDance (TikTok and affiliated joint ventures),

Kakao, LINE, Meta (including Facebook, Instagram, Threads, and WhatsApp), Naver (including Snow), Pinterest, Reddit, Tencent, and X (formerly Twitter). Our competitors also include platforms that offer, or will offer, a variety of products, services, content, and online advertising offerings that compete or may compete with Snapchat features or offerings. For example, Instagram, a competing application owned by Meta, has incorporated many of our features, including a “stories” feature that largely mimics our Stories feature and a map feature that is similar to our Snap Map, both of which may be directly competitive. Meta has introduced, and likely will continue to introduce, more private ephemeral products into its various platforms which mimic other aspects of Snapchat’s core use case. For example, Instagram has launched Instants, a disappearing-photos feature within Instagram Direct Messages, and in select markets as a standalone app, that may be directly competitive with Snapchat offerings. We also compete for users and their time, so we may lose users or their attention not only to companies that offer products and services that specifically compete with Snapchat features or offerings, but to companies with products or services that target or otherwise appeal to certain demographics, such as Discord or Roblox. Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. We compete broadly with the products and services of Alphabet, Apple, ByteDance, Meta, Pinterest, Reddit, and X (formerly Twitter), and with other, largely regional, social media platforms that have strong positions in particular countries. In addition, our competitors have also increasingly adopted, and may in the future adopt, subscription models and premium feature sets that compete directly with Snapchat+, Lens+, and Snapchat Platinum. If our competitors offer more attractive premium features, exclusive content, or lower-priced subscription tiers, we may struggle to convert free users to paying subscribers or retain existing subscribers, which could adversely affect our non-advertising revenue growth. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of June 30, 2026, we had an accumulated deficit of $14.8 billion and for the three months ended June 30, 2026, we had a net loss of $164.0 million. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties on which we rely are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, contractors, vendors, AI agents, users, or advertisers to disclose information or facilitate access to our sensitive information or systems), malware, malicious code, hacking, credential stuffing, denial of service, and other threats. These attacks may use, or may be enhanced or facilitated by, artificial intelligence, including the use of image, video, or audio deepfakes, prompt injection or other manipulation of the inputs, instructions, or outputs of AI models, or agentic AI used to facilitate attacks or vulnerability discovery and exploitation at scale. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
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
Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. We also face risks from vulnerabilities, errors, bugs or defects through the use of AI to develop or maintain our software or systems and the use of AI within those software and systems, including AI agents and AI-generated code, as AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI technology with bad inputs or logic), or if the logic of the AI technology is flawed (a so-called “hallucination”). Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. In addition, rapid advances in AI have enabled the discovery of security vulnerabilities at increased speed and scale across our industry, which may outpace our or third parties' ability to remediate them, and our development and deployment of AI models and AI agents may expose us and our users to the compromise of data, systems, or valuable intellectual property, including source code, model weights, and other proprietary assets. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems, and to implement patches, upgrades and fixes provided by the third parties upon which we rely, and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. However, we and our third party providers have not detected, become aware of, and remediated, and may not in the future detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers have experienced, and may in the future experience, delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, interactive computer services, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Numerous laws, regulations, and legally-binding codes focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have been proposed, passed, and implemented, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring various levels of age assurance or verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, requiring age ratings for purchases of our products and services, limiting the use and sharing of minors’ personal data, and requiring parental consent or attestation or providing for other parental controls or rights. For example, in December 2025, Australia implemented the Australia Online Safety Amendment (Social Media Minimum Age) Act 2024, which prohibits social media accounts for minors under 16. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, require us to implement age assurance, parental consent, parental controls, age-rating, or other age-based access restrictions that may be costly, inaccurate, or unpopular. We are also subject to an investigation by the European Commission under the DSA, which includes scrutiny of Snap’s compliance with the DSA, including systemic risk assessments and related mitigation measures concerning the protection of minors, and other compliance areas such as the reporting of illegal content. In addition, we have notified regulators in the United Kingdom of our plan to test and potentially implement certain product changes that are designed to address certain regulatory concerns regarding the effectiveness of our safety measures, and may in the future from time to time make additional product changes in other jurisdictions for similar reasons to avoid potential enforcement actions. New laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, require us to implement age assurance, parental consent, parental controls, age-rating, or other age-based access restrictions that may be costly, inaccurate, or unpopular. If the measures we have implemented, or may be required to implement prove ineffective or result in the misclassification of users, younger users may access age-inappropriate features or content, older users may be improperly restricted, and operating system providers, application stores, regulators, or other third parties may impose additional limitations on our products or services. Any of these developments could decrease DAUs or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
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
We are also increasingly using third party AI platforms and tools, and open source AI to operate and accelerate our business. These third-party AI models, tools, and components may contain vulnerabilities or be compromised before or after integration, and we have limited visibility over their development, training, and security practices, such that a security failure in any one of them could have cascading effects across our products and systems. Because the development of AI tools for business, both internally and at our third party partners, is operating at an accelerated pace, and AI requires access and connections to large volumes of data (including sensitive information), we could experience misconfigurations, errors, bug, vulnerabilities, privacy incidents, security incidents, and AI-specific risks like prompt injection, all of which could result in litigation, regulatory investigations, or enforcements, and require us to expend significant resources, all of which could seriously harm our business. There is also no guarantee that these AI platforms and tools will provide the intended benefits to our business. We may also become operationally dependent on AI-enabled or agentic workflows used in our internal operations and product development. Because these tools may require access to large volumes of data and internal systems, they may take unintended actions, create unintended data movement or execution paths, or otherwise disrupt important workflows, including in ways that are difficult to predict, monitor, or remediate. In addition, if third-party AI providers change pricing, functionality, availability, security posture, or contractual terms, or if workflows tied to individual personnel access are not effectively transitioned, we may incur significant costs and business disruption in migrating, replacing, or decommissioning related workflows.
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
In the past, we have experienced, and we expect that we will continue to experience, media, legislative, and regulatory scrutiny. Negative public perception regarding us (including regarding our privacy or security practices, products, corporate viewpoints, illicit use of our products, litigation, or employee matters, or regarding the actions of our founders, our partners, our users, or other companies in our industry) or unfavorable legislative, litigation, or regulatory actions could seriously harm our reputation and brand, and result in decreased revenue, fewer application installs (or increased application un-installs), or declining engagement or growth rates. For example, we are currently facing several lawsuits alleging that we are liable for allowing users, including minors, to communicate with each other or criminal offenders, and that those communications sometimes result in harm. We have also received and expect to continue to receive a high degree of media coverage alleging the use of our products for illicit or objectionable ends. Parental or general public perception of our industry or Snapchat in particular could adversely affect the size, demographics, engagement, and loyalty of our user base, any of which could seriously harm our business.
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
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security, privacy, or safety vulnerabilities, malfunctions, regulatory violations, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. As we release SPECS to a wider user base, we may also experience at scale new, novel, or unknown security bugs, vulnerabilities, and attacks in first and third party software, hardware, and components, which we may not be able to identify, prevent, or fix before or in a timely fashion after launch. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security, privacy, or safety incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
SPECS, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and other regulatory agencies around the world, and may, as a result of a defect, result in physical harm to a user or others around the user. We offer some of our customers a limited warranty for our physical products, and any such defects discovered in our products after commercial release could result in costly remedial action and a loss of sales and users, which could seriously harm our business. Moreover, certain jurisdictions in which we operate require manufacturers of connected devices to comply with legal and contractual obligations that govern the way data generated by such connected devices is shared and used. If we are unable to comply with these and other regulatory requirements affecting our products in a timely manner, or if we face technical difficulties in the implementation of some requirements, we could become subject to investigations and enforcement actions, which could require additional financial and management resources, any may result in costly sanctions against our company.
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
Notwithstanding these Constitutional, statutory, and common-law protections, we have faced, currently face, and will continue to face claims relating to information that is published or made available on our products, including Snapchat, and claims relating to online and offline harms that allegedly related to users’ use of our products, including Snapchat. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, mass torts, public nuisance, unfair and deceptive business practices, unjust enrichment, and personal injury. For example, we do not monitor or edit the vast majority of content that is communicated through Snapchat, and such content has, and may in the future, expose us to lawsuits. Specifically, we are currently facing several lawsuits alleging that we are liable for allowing users to communicate with each other, and that those communications sometimes result in harm. For example, some of those plaintiffs have argued that we should be legally responsible for fentanyl overdoses or poisoning if communications about a drug transaction occurred on our platform, or for sexual exploitation if communications relating to that exploitation occurred on our platform.
In addition, we are one of several companies that have been named in various lawsuits alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. For more information on our ongoing legal proceedings, see “Part II Item 1. Legal Proceedings.” We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. At this early stage in the proceedings, the Company is unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Some of our competitors are involved in similar lawsuits and have been subject to jury verdicts of liability at the trial court level. For example, in March 2026, a jury found Meta and YouTube liable for harm caused to a minor by the design of their products, and ordered the companies to pay a combined $6 million in damages. Also, in March 2026, a jury found Meta liable for $375 million in damages in a lawsuit brought by the New Mexico attorney general under state consumer protection laws for misleading consumers about the safety of its platform and endangering children. A bench trial followed for public nuisance, abatement and injunctive relief. Unfavorable outcomes could seriously harm our business. Additionally, the actions of certain participants in our industry may encourage or affect legal proceedings against us or cause us to reconsider our litigation strategies. These actions, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies, practices, or products, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
Similarly, because we have a large number of stockholders, class action lawsuits on securities theories typically claim enormous monetary damages in the aggregate even if the alleged loss per stockholder is small. For example, in August 2025, we, and certain of our officers, were named as defendants in a federal securities class action lawsuit in federal court purportedly brought on behalf of purchasers of our Class A common stock. The lawsuit alleges that we and certain of our officers made false or misleading statements concerning an ad platform change that impacted revenue in the first half of 2025. This lawsuit was voluntarily dismissed but could be re-filed.
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2026, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.

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
The Federal Communications Commission or the FCC, FDA and other state and foreign regulatory agencies regulate SPECS. We may develop future products that are regulated as radiofrequency devices by the FCC, regulated as medical devices by the FDA or regulated by other governmental authorities around the world. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry and other government authorities, primarily the FCC and corresponding regulatory agencies, regulate devices that emit radiofrequency radiation. Unless there is an exemption, we must obtain regulatory approval from the FCC and FDA and potentially from corresponding agencies, or other applicable governmental authorities around the world, before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device or other regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring reporting to governmental authorities, requiring corrective action in the field, or involving interruption in supply. Our business could be seriously harmed if we fail to comply with applicable federal, state, or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, mandatory product recalls, or failure to obtain regulatory clearances or approvals.
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
Our ability to make principal or interest payments on, or to refinance our senior notes due in 2033 and 2034, or collectively, the Senior Notes, and our convertible senior notes due in 2027, 2028, and 2030 (collectively, the Convertible Notes, and together with the Senior Notes, the Notes) and any other indebtedness depends on our future performance, which is subject to many factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our debt and business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our stockholders. The outstanding Notes will begin maturing in May 2027, unless earlier converted, redeemed, or repurchased. Our ability to repay or refinance the Notes or our other indebtedness will depend on various factors, including the accessibility of capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future debt agreements, including our Credit Facility and the indentures governing the Convertible Notes, may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would seriously harm our business. Our indebtedness could also, among other things:
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
In addition, many jurisdictions and intergovernmental organizations have implemented or are in the process of implementing proposals that have changed (or are likely to change) various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. In addition, tax authorities may seek to apply existing indirect tax regimes, including sales, use, or value-added taxes, to digital advertising, software, or platform activities in novel or expansive ways. Some jurisdictions have enacted, in some cases with retroactive effect, and others have proposed, taxes on digital services that are based on gross receipts generated from, or other metrics relating to, users or customers in those jurisdictions, regardless of profitability. In addition, the Organisation for Economic Co-operation and Development, or the OECD, has led international efforts to devise and implement a two-pillar solution to address the tax challenges arising from the digitalization of the economy. The implementation of this solution involves, among other measures, the imposition of a minimum effective tax rate on certain multinational enterprises, referred to as Pillar Two. A number of countries, including the United Kingdom, have enacted legislation to implement core elements of Pillar Two, and further implementation is ongoing. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of Pillar Two. For example, in January 2026, the OECD published details of a “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions, subject to eligibility requirements and implementation by relevant jurisdictions. While the Pillar Two rules have not yet resulted in a material change to our income tax provision, their ongoing implementation could, subject to our eligibility to qualify for any safe harbor rules (including under the “side-by-side” arrangement), impact the amount of tax we have to pay and cause us to incur additional material costs and expenditures in the future to ensure compliance with any such rules in each of the relevant jurisdictions within which we carry on our business.
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
We currently collect and remit sales and use, value added and other transaction taxes in certain of the jurisdictions where we do business based on our assessment of the amount of taxes owed by us in such jurisdictions. However, in some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. If we are subject to additional taxes, including digital services taxes, and determine to offset such increased costs by collecting and remitting such taxes from our customers, or otherwise passing those costs through to our customers, companies may be discouraged from purchasing our products and solutions. Any increased tax burden may decrease our ability or willingness to operate in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales or otherwise seriously harm our business.

Risks Related to Ownership of Our Class A Common Stock
Holders of Class A common stock have no voting rights. As a result, holders of Class A common stock will not have any ability to influence stockholder decisions.
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of June 30, 2026, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or to fund employee equity incentive programs could prolong the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From July 1, 2024 to June 30, 2026, the trading price of our Class A common stock ranged from $3.81 to $17.33. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
The Convertible Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the Convertible Notes due in 2027, 2028, or 2030 are met before the close of business on the business day immediately preceding February 1, 2027, December 1, 2027, or February 1, 2030, respectively, holders of the applicable Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may seriously harm our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
The following table summarizes stock repurchase activity for the three months ended June 30, 2026 (in thousands, except per share data):

	Total Number of Shares Purchased (1)	Average Price Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
April 1 - April 30, 2026	48,640	$5.15	48,640	$150,000
May 1 - May 31, 2026	—	$—	—	$150,000
June 1 - June 30, 2026	—	$—	—	$150,000
Total	48,640		48,640
(1)In February 2026, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the second quarter of 2026, we repurchased 48.6 million shares of our Class A common stock for $250.5 million, including costs associated with the repurchases. As of June 30, 2026, the remaining availability under the stock repurchase authorization was $150.0 million.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Stockholder Election of Directors and Ratification of Appointment of Independent Registered Accounting Firm
On July 30, 2026, we held our 2026 annual meeting of stockholders. That same day, the holders of an aggregate of 231,626,943 shares of our Class C common stock, representing an aggregate of over 99% of the voting power of our outstanding capital stock, acted by written consent to elect the following individuals to our board of directors: Evan Spiegel, Robert Murphy, Michael Lynton, Kelly Coffey, Joanna Coles, Liz Jenkins, Jim Lanzone, Matthew McRae, Scott D. Miller, Patrick Spence, Poppy Thorpe, Fidel Vargas, and Luke Wood. Each of these individuals will serve until the next annual meeting of stockholders and until his or her successor is elected, or, if sooner, until the director’s death, resignation, or removal.
Additionally, pursuant to this action by written consent, the holders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2026.
We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 5.07.

Insider Trading Arrangements
During the quarter ended June 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Douglas Hott Chief Financial Officer	5/29/2026	Termination (1)	X	3/17/2027	(2)
Douglas Hott Chief Financial Officer	6/4/2026	Adoption	X	6/3/2027	(3)
Rebecca Morrow, Chief Accounting Officer	6/8/2026	Termination (4)	X	11/18/2026	(5)
Rebecca Morrow Chief Accounting Officer	6/9/2026	Adoption	X	8/18/2027	(6)
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on November 14, 2025.
(2)Trading arrangement provided for the sale of up to 970,479 shares of Class A Common Stock subject to Restricted Stock Unit Awards upon satisfaction of the applicable vesting conditions (the “Hott RSU Shares”). The actual number of Hott RSU Shares to be sold pursuant to the trading arrangement was to be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the applicable equity awards and was not determinable at the time of adoption.
(3)Trading arrangement provides for the sale of up to 45,000 shares of Class A Common Stock over three scheduled sale dates. On each sale date, 15,000 shares of Class A Common Stock will be sold if the prior trading day’s closing price of Class A Common Stock is at least $5.00 per share and 10,000 shares of Class A Common Stock will be sold if the prior trading day’s closing price is below $5.00 per share.
(4)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on September 9, 2025.
(5)Trading arrangement provided for the sale of (1) up to 7,000 shares of Class A Common Stock held by Ms. Morrow, (2) up to 29,801 shares of Class A Common Stock subject to Restricted Stock Unit Award granted on May 11, 2022, a portion of which was scheduled to vest on December 15, 2025 (“2022 RSUs”), and (3) up to 100% of the net issued shares of Class A Common Stock subject to a Restricted Stock Unit Award granted on April 26, 2023 (“2023 RSUs” and, together with the 2022 RSUs, the “2022/2023 RSU Shares”). The actual number of 2022/2023 RSU Shares to be sold pursuant to the trading arrangement was to be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the applicable equity awards and was not determinable at the time of adoption.
(6)Trading arrangement provides for the sale of (1) up to 20,000 shares of Class A Common Stock held by Ms. Morrow, and (2) up to 100% of the net issued shares of Class A Common Stock subject to certain Restricted Stock Unit Awards that vest during the term of the arrangement (the “Morrow RSU Shares”). The actual number of Morrow RSU Shares to be sold pursuant to the trading arrangement is not yet determinable and, with respect to the shares, will be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the applicable equity awards.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date
10.1+	Offer Letter, by and between Snap Inc. and Douglas Hott, dated May 5, 2026	8-K/A	001-38017	10.1	May 7, 2026

31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: August 3, 2026	/s/ Douglas Hott
Douglas Hott
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2026	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)