Form 10-Q
period 2026-09-30
Snap Inc
filed 2026-11-05
CIK 1564408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A common stock, $0.00001 par value	1,472,430,589 shares outstanding as of October 31, 2026
Class B common stock, $0.00001 par value	22,519,220 shares outstanding as of October 31, 2026
Class C common stock, $0.00001 par value	231,626,943 shares outstanding as of October 31, 2026

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

NOTE REGARDING USER METRICS AND OTHER DATA
Beginning with our Quarterly Report on Form 10-Q to be filed for the first quarter of 2027, we plan to transition to global MAU as our primary audience metric. This change will include the replacement of global DAU with global MAU, as well as the discontinuation of regional DAU and regional ARPU. While DAU remains an important measure of engagement, we no longer believe it is the best primary measure of long-term value. MAU represents the scale of our community, while engagement and monetization metrics reflect the depth and value of our service. Daily engagement has historically been stable as a percentage of monthly engagement, but we do not intend to optimize Snapchat around daily use at the expense of long-term value for our community. A longer-term horizon better aligns our reported metrics with the product and safety decisions that strengthen relationships, create lasting utility, and support broader, more durable audience growth. Alongside global MAU, we are introducing global MAU-based ARPU as our primary monetization metric. The following describes these user metrics both prior to and after our planned transition.
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
We define a Monthly Active User, or MAU, as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during the 30-day period ending on the calendar month-end. We calculate average MAUs for a particular quarter by calculating the average of the MAUs as of each calendar month-end in that quarter. Beginning in the first quarter of 2027, we plan to update the definition of MAU to include any registered and logged-in Snapchat user who visits at least one Snapchat-branded product through our applications or websites, which under the updated definition will include users who access our products through Apple Watch. Historically, MAU attributable to Apple Watch users has not been material. Additionally, beginning in the first quarter of 2027, MAU will be calculated using activity during the last 30 days of the quarter. Accordingly, reported quarterly MAU will represent the number of active users as of quarter end rather than an average of monthly active users during the quarter. We believe this measurement period provides a more current view of our trajectory and improves comparability with peers. The impact of these changes to our historical MAU definition would have resulted in a less than 1% change to our historical MAU in the third quarter of 2026 and would have resulted in similarly immaterial changes in our historical MAUs in each quarter from the first quarter of 2024 to the second quarter of 2026.
We define average revenue per user, or ARPU, as quarterly revenue divided by the average DAUs. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on our determination of the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity. This allocation differs from our components of revenue disclosure in the notes to our consolidated financial statements, where revenue is based on the billing address of the customer. Beginning in the first quarter of 2027, we plan to define ARPU as quarterly revenue divided by global MAU reported for the quarter. We will also no longer report regional ARPU. Any adjustments to historical MAUs discussed above would have a commensurate immaterial impact on our calculations of historical ARPU under the updated definition. For information concerning these metrics as measured by us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Unless otherwise stated, statistical information regarding our users and their activities is determined using the applicable measurement period and calculation method described above.
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
Changes in our products, infrastructure, mobile operating systems, or metric tracking system, or the introduction of new products, may impact our ability to accurately determine active users or other metrics and we may not determine such inaccuracies promptly. We also believe that we don’t capture all data regarding each of our active users. Technical issues may result in data not being recorded from every user’s application. For example, because some Snapchat features can be used without internet connectivity, we may not count a DAU or MAU because we don’t receive timely notice that a user has opened the Snapchat application. This undercounting may increase as we grow in Rest of World markets where users may have poor connectivity. We do not adjust our reported metrics to reflect this underreporting. We believe that we have adequate controls to collect user metrics; however, there is no uniform industry standard. We continually seek to identify these technical issues and improve both our accuracy and precision, including ensuring that our investors and others can understand the factors impacting our business, but these technical issues and new issues may continue in the future, including if there continues to be no uniform industry standard.
Some of our demographic data may be incomplete or inaccurate. For example, although we take steps to understand our users’ ages, including requiring new users to self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from our age demographics or estimate their ages based on a sample of the age data that we do have. If our active users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor expectations.
We count a DAU or MAU only once during the applicable measurement period. We believe this methodology more accurately measures our user engagement. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during the applicable measurement period. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our applications and websites.
If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely in the future to adjust our processes for calculating our internal metrics to improve their accuracy. As a result of any such adjustments, including the adjustments that are part of our planned transition described above, our DAUs, MAUs, ARPU, or other metrics may not be directly comparable to those in prior periods. Our measures of DAUs or MAUs may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or data used.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Snap Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,625	42,514	136,266	120,252
Stock-based compensation	254,789	260,363	768,018	759,587
Amortization of debt issuance costs and debt discount (premium)	(1,014)	686	(2,912)	7,778
Losses (gains) on debt and equity securities, net	(440)	1,182	276	15,774
Gain on extinguishment of debt	—	(29,795)	—	(96,734)
Other	6,832	2,985	22,867	14,542
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net of allowance	(14,348)	(89,096)	92,673	102,032
Prepaid expenses and other current assets	(27,092)	(16,313)	(57,822)	(46,199)
Operating lease right-of-use assets	16,920	14,909	47,768	42,829
Other assets	(3,421)	161	(3,502)	7,054
Accounts payable	(103,688)	38,125	(141,389)	(21,818)
Accrued expenses and other current liabilities	(6,252)	23,926	81,698	9,053
Operating lease liabilities	(13,512)	1,325	(34,978)	(24,160)
Other liabilities	587	(943)	927	2,300
Net cash provided by operating activities	210,484	146,488	713,477	386,592
Cash flows from investing activities
Purchases of property and equipment	(46,031)	(53,044)	(142,479)	(154,959)
Purchases of strategic investments	(1,000)	—	(6,934)	(20,000)
Sales of strategic investments	—	11,050	—	11,050
Cash paid for acquisitions, net of cash acquired	—	—	(65,048)	(35,499)
Purchases of marketable securities	(279,851)	(388,652)	(796,009)	(1,015,317)
Sales of marketable securities	16,333	102,530	303,790	539,688
Maturities of marketable securities	208,595	220,203	638,333	785,317
Other	—	—	(500)	—
Net cash provided by (used in) investing activities	(101,954)	(107,913)	(68,847)	110,280
Cash flows from financing activities
Proceeds from issuance of notes, net of issuance costs	—	541,110	—	2,014,193
Repurchases of Class A non-voting common stock	—	—	(600,964)	(500,573)
Deferred payments for acquisitions	(250)	—	(2,892)	(67,539)
Repurchases of convertible notes	—	(549,924)	—	(1,994,550)
Repayment of convertible notes	(47,013)	—	(47,013)	(36,240)
Other	(1,000)	(3,199)	(4,400)	(6,898)
Net cash used in financing activities	(48,263)	(12,013)	(655,269)	(591,607)
Change in cash, cash equivalents, and restricted cash	60,267	26,562	(10,639)	(94,735)
Cash, cash equivalents, and restricted cash, beginning of period	960,491	928,937	1,031,397	1,050,234
Cash, cash equivalents, and restricted cash, end of period	$1,020,758	$955,499	$1,020,758	$955,499
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986
Costs and expenses:
Cost of revenue	649,413	674,220	1,982,539	1,967,132
Research and development	477,678	453,418	1,498,066	1,320,908
Sales and marketing	298,036	256,215	835,446	772,025
General and administrative	220,628	251,348	702,658	736,805
Total costs and expenses	1,645,755	1,635,201	5,018,709	4,796,870
Operating income (loss)	76,716	(128,362)	(168,454)	(581,884)
Interest income	26,859	32,255	77,990	102,472
Interest expense	(37,290)	(34,494)	(110,987)	(85,500)
Other income (expense), net	(36)	27,570	20,452	75,816
Income (loss) before income taxes	66,249	(103,031)	(180,999)	(489,096)
Income tax expense	(9,751)	(510)	(15,414)	(16,602)
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Net income (loss) per share attributable to Class A, Class B, and Class C common stockholders (Note 3):
Basic	$0.03	$(0.06)	$(0.12)	$(0.30)
Diluted	$0.03	$(0.06)	$(0.12)	$(0.30)
Weighted average shares used in computation of net income (loss) per share:
Basic	1,693,497	1,696,542	1,681,559	1,689,251
Diluted	1,700,192	1,696,542	1,681,559	1,689,251
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities, net of tax	(7,706)	1,766	(19,587)	4,296
Foreign currency translation	(426)	(596)	(6,496)	18,976
Total other comprehensive income (loss), net of tax	(8,132)	1,170	(26,083)	23,272
Total comprehensive income (loss)	$48,366	$(102,371)	$(222,496)	$(482,426)
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,019,215	$1,030,435
Marketable securities	1,751,432	1,910,137
Accounts receivable, net of allowance	1,243,746	1,372,237
Prepaid expenses and other current assets	306,648	272,065
Total current assets	4,321,041	4,584,874
Property and equipment, net	618,149	578,075
Operating lease right-of-use assets	509,344	506,216
Intangible assets, net	86,423	66,613
Goodwill	1,779,086	1,720,769
Other assets	252,330	221,255
Total assets	$7,566,373	$7,677,802
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,030	$219,793
Operating lease liabilities	54,428	48,479
Accrued expenses and other current liabilities	1,050,879	971,627
Short-term debt, net	106,202	46,969
Total current liabilities	1,287,539	1,286,868
Long-term debt, net	3,380,216	3,489,860
Operating lease liabilities, noncurrent	587,118	557,823
Other liabilities	81,257	61,756
Total liabilities	5,336,130	5,396,307
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A non-voting common stock, $0.00001 par value. 3,000,000 shares authorized, 1,506,092 shares issued, 1,463,365 shares outstanding at September 30, 2026, and 3,000,000 shares authorized, 1,502,073 shares issued, 1,457,403 shares outstanding at December 31, 2025.	15	15
Class B voting common stock, $0.00001 par value. 700,000 shares authorized, 22,519 shares issued and outstanding at September 30, 2026, and 700,000 shares authorized, 22,523 shares issued and outstanding at December 31, 2025.	—	—
Class C voting common stock, $0.00001 par value. 260,888 shares authorized, 231,627 shares issued and outstanding at September 30, 2026 and December 31, 2025.	2	2
Treasury stock, at cost. 42,727 and 44,670 shares of Class A non-voting common stock at September 30, 2026 and December 31, 2025, respectively.	(416,774)	(435,722)
Additional paid-in capital	17,390,584	16,637,324
Accumulated deficit	(14,744,193)	(13,946,816)
Accumulated other comprehensive income	609	26,692
Total stockholders’ equity	2,230,243	2,281,495
Total liabilities and stockholders’ equity	$7,566,373	$7,677,802
See Notes to Consolidated Financial Statements.

Snap Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class A non-voting common stock
Balance, beginning of period	1,428,131	$15	1,428,200	$14	1,457,403	$15	1,436,495	$14
Issuance of Class A non-voting common stock for vesting of restricted stock units and restricted stock awards, net	34,430	—	28,139	1	102,545	1	75,492	1
Conversion of Class B voting common stock to Class A non-voting common stock	4	—	—	—	4	—	—	—
Repurchases of Class A non-voting common stock	—	—	—	—	(98,530)	(1)	(57,293)	—
Reissuances of Class A non-voting common stock for vesting of restricted stock units	800	—	420	—	1,943	—	2,065	—
Balance, end of period	1,463,365	15	1,456,759	15	1,463,365	15	1,456,759	15
Class B voting common stock
Balance, beginning of period	22,523	—	22,523	—	22,523	—	22,523	—
Conversion of Class B voting common stock to Class A non-voting common stock	(4)	—	—	—	(4)	—	—	—
Balance, end of period	22,519	—	22,523	—	22,519	—	22,523	—
Class C voting common stock
Balance, beginning of period	231,627	2	231,627	2	231,627	2	231,627	2
Balance, end of period	231,627	2	231,627	2	231,627	2	231,627	2
Treasury stock
Balance, beginning of period	43,527	(424,577)	45,577	(444,573)	44,670	(435,722)	47,222	(460,620)
Repurchases of Class A non-voting common stock	—	—	—	—	98,530	(600,964)	57,293	(500,573)
Retirement of Class A non-voting common stock	—	—	—	—	(98,530)	600,964	(57,293)	500,573
Reissuances of Class A non-voting common stock for vesting of restricted stock units	(800)	7,803	(420)	4,097	(1,943)	18,948	(2,065)	20,144
Balance, end of period	42,727	(416,774)	45,157	(440,476)	42,727	(416,774)	45,157	(440,476)
Additional paid-in capital
Balance, beginning of period	—	17,143,598	—	16,127,309	—	16,637,324	—	15,644,132
Stock-based compensation expense	—	254,789	—	260,363	—	768,018	—	759,587
Reissuances of Class A non-voting common stock for vesting of restricted stock units	—	(7,803)	—	(4,097)	—	(18,948)	—	(20,144)
Other	—	—	—	—	—	4,190	—	—
Balance, end of period	—	17,390,584	—	16,383,575	—	17,390,584	—	16,383,575
Accumulated deficit
Balance, beginning of period	—	(14,800,691)	—	(13,638,191)	—	(13,946,816)	—	(12,735,461)
Net income (loss)	—	56,498	—	(103,541)	—	(196,413)	—	(505,698)
Retirement of Class A non-voting common stock	—	—	—	—	—	(600,964)	—	(500,573)
Balance, end of period	—	(14,744,193)	—	(13,741,732)	—	(14,744,193)	—	(13,741,732)
Accumulated other comprehensive income
Balance, beginning of period	—	8,741	—	24,796	—	26,692	—	2,694
Other comprehensive income (loss), net of tax	—	(8,132)	—	1,170	—	(26,083)	—	23,272
Balance, end of period	—	609	—	25,966	—	609	—	25,966
Total stockholders’ equity	1,760,238	$2,230,243	1,756,066	$2,227,350	1,760,238	$2,230,243	1,756,066	$2,227,350
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
In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
The following table represents our revenue disaggregated by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Advertising revenue	$1,372,788	$1,317,119	$3,898,772	$3,701,536
Other revenue	349,683	189,720	951,483	513,450
Total revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
North America (1) (2)	$978,792	$870,030	$2,708,278	$2,479,359
Europe (3)	361,721	285,800	1,030,897	763,266
Rest of World	381,958	351,009	1,111,080	972,361
Total revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986
(1)North America includes Mexico, the Caribbean, and Central America.
(2)United States revenue was $945.4 million and $2,614.6 million for the three and nine months ended September 30, 2026, respectively, and $841.0 million and $2,395.6 million for the three and nine months ended September 30, 2025, respectively.
(3)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.
Deferred revenue, included in accrued expenses and other current liabilities on our consolidated balance sheets, was $246.6 million and $145.2 million as of September 30, 2026 and December 31, 2025, respectively.
3. Net Income (Loss) per Share
We compute net income (loss) per share using the two-class method required for multiple classes of common stock. Although shares of our Class A, Class B, and Class C common stock have different voting and conversion rights, they have identical economic rights. Accordingly, basic and diluted net income (loss) per share is the same for each class of common stock and therefore is presented on a combined basis.
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of stock outstanding during the period, adjusted for restricted stock awards (“RSAs”) for which the risk of forfeiture has not yet lapsed.
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of diluted common shares outstanding during the period. To calculate diluted common shares outstanding, we use the if-converted method for our convertible senior notes and the treasury stock method for stock options, RSAs, and restricted stock units (“RSUs”).
The numerators and denominators of the basic and diluted net income (loss) per share computations for our common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Numerator:
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Denominator:
Weighted-average common shares - Basic (1)	1,693,497	1,696,542	1,681,559	1,689,251
Effect of dilutive RSUs and RSAs (2)	6,695	—	—	—
Weighted-average common shares - Diluted	1,700,192	1,696,542	1,681,559	1,689,251
Net income (loss) per share:
Basic	$0.03	$(0.06)	$(0.12)	$(0.30)
Diluted	$0.03	$(0.06)	$(0.12)	$(0.30)

(1)Includes 1,439 million and 1,442 million shares of Class A common stock for the three months ended September 30, 2026 and 2025, respectively; and 1,427 million and 1,435 million shares of Class A common stock for the nine months ended September 30, 2026 and 2025, respectively. Includes 23 million shares of Class B common stock and 232 million shares of Class C common stock for each of the periods presented.
(2)Dilutive effect of RSUs and RSAs relate to shares of Class A common stock.
The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Stock options	466	577	466	577
Unvested RSUs and RSAs	130,519	149,716	220,111	149,716
Convertible senior notes	44,131	46,193	44,131	46,193
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
Restricted Stock Units and Restricted Stock Awards
The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2026:

	Number of Class A Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested as of December 31, 2025	167,374	$9.23
Granted	201,701	$5.53
Vested	(97,894)	$8.10
Forfeited	(51,070)	$7.98
Unvested as of September 30, 2026	220,111	$6.63
All RSUs and RSAs vest on the satisfaction of a service-based condition. Total unrecognized compensation cost related to outstanding RSUs and RSAs was $1.4 billion as of September 30, 2026 and is expected to be recognized over a weighted-average period of 2.2 years. The service condition for RSUs and RSAs is generally satisfied in equal monthly or quarterly installments over three to four years.

Stock Options
For the three and nine months ended September 30, 2026, stock option forfeitures were immaterial and there were no stock option grants or exercises. As of September 30, 2026, all outstanding options were fully vested, and there was no unrecognized compensation cost related to stock options.
Stock-Based Compensation Expense
Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$1,407	$2,327	$5,804	$5,417
Research and development	176,447	171,649	543,864	495,146
Sales and marketing	54,421	51,236	147,095	154,386
General and administrative	22,514	35,151	71,255	104,638
Total	$254,789	$260,363	$768,018	$759,587
Stock Repurchases
In February 2026, our board of directors authorized a stock repurchase program of up to $500.0 million of our Class A common stock. During the nine months ended September 30, 2026, we repurchased and retired 68.5 million shares of our Class A common stock for $350.7 million, including costs associated with the repurchases. As of September 30, 2026, the remaining availability under the stock repurchase authorization was $150.0 million.
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
5. Business Acquisitions
In the nine months ended September 30, 2026, the aggregate purchase consideration for business acquisitions was $88.1 million, which primarily consisted of $68.3 million in cash and $13.6 million recorded in other liabilities in our consolidated balance sheet as of the date of acquisition. Of the aggregate purchase consideration, $60.8 million was allocated to goodwill and the remainder primarily to identifiable intangible assets. The acquired assets are expected to enhance our existing platform, technology, and workforce. The goodwill amount represents synergies related to our existing platform expected to be realized from the business acquisitions and assembled workforce. Of the acquired goodwill and intangible assets, $10.0 million is deductible for tax purposes.
Refer to Note 1 in our consolidated financial statements in the Annual Report for additional details related to our accounting policies for business combinations.

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2025	$1,720,769
Goodwill acquired	60,758
Foreign currency translation	(2,441)
Balance as of September 30, 2026	$1,779,086
Intangible assets consisted of the following:

	As of September 30, 2026
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	3.0	$299,471	$(227,811)	$71,660
Patents	8.6	16,788	(5,706)	11,082
Other	4.5	4,826	(1,145)	3,681
Total intangible assets		$321,085	$(234,662)	$86,423

	As of December 31, 2025
	Weighted- Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands, except years)
Technology	2.6	$328,234	$(274,464)	$53,770
Patents	8.9	30,172	(17,485)	12,687
Other	3.3	835	(679)	156
Total intangible assets		$359,241	$(292,628)	$66,613
Amortization of intangible assets was $7.9 million and $29.5 million for the three and nine months ended September 30, 2026, respectively, and $11.5 million and $35.1 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, the estimated intangible asset amortization expense for the next five years and thereafter is as follows:

Estimated Amortization
(in thousands)
Remainder of 2026	$7,759
2027	30,722
2028	20,215
2029	14,986
2030	6,500
Thereafter	6,241
Total	$86,423

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
Convertible Senior Notes
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
2026 Notes
In August 2019, we entered into a purchase agreement for the sale of an aggregate of $1.265 billion principal amount of convertible senior notes due in 2026 (the “2026 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2026 Notes were $1.15 billion, net of debt issuance costs and cash used to purchase the capped call transactions (the “2026 Capped Call Transactions”) discussed below. The 2026 Notes were unsecured and unsubordinated obligations. The outstanding balance of the 2026 Notes was repaid in accordance with its contractual terms.
Additional terms related to the 2026 Notes, 2027 Notes, 2028 Notes, and 2030 Notes (collectively, the “Convertible Notes”) are as follows:

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

As of September 30, 2026, the if-converted value of the outstanding Convertible Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of September 30, 2026 for the Convertible Notes, and as a result, the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2026. No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire them periodically.
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
In August 2025, we entered into various privately negotiated repurchase transactions (the “August 2025 Note Repurchases,” and collectively with the February 2025 Note Repurchases, the “2025 Note Repurchases”) with certain holders of the 2026 Notes, 2027 Notes, and 2028 Notes, pursuant to which we repurchased $157.4 million in aggregate principal amount of the 2026 Notes, $246.3 million in aggregate principal amount of the 2027 Notes, and $185.8 million in aggregate principal amount of the 2028 Notes. The total cash repurchase price was $549.9 million, which was $37.7 million below the carrying value of the repurchased notes. The August 2025 Note Repurchases were accounted for as both a debt modification and a partial debt extinguishment, which resulted in a $29.8 million gain on extinguishment in the third quarter of 2025. The portion accounted for as a debt modification resulted in a $8.3 million increase to the carrying value of the 2034 Notes, offset by $0.4 million of debt issuance costs carried over from the repurchased notes.
Gains and losses on extinguishment are included within other income (expense), net on our consolidated statements of operations.
The Senior Notes and the Convertible Notes (collectively, the “Notes”) rank equally with each other and consist of the following:

	As of September 30, 2026				As of December 31, 2025
	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount	Principal	Unamortized Debt Issuance Costs	Unamortized (Discount) Premium	Net Carrying Amount

	(in thousands)
Convertible Notes:
2026 Notes	$—	$—	$—	$—	$47,013	$(44)	$—	$46,969
2027 Notes	106,318	(116)	—	106,202	106,318	(264)	—	106,054
2028 Notes	514,191	(1,383)	—	512,808	514,191	(2,111)	—	512,080
2030 Notes	750,000	(5,148)	(13,487)	731,365	750,000	(6,197)	(16,238)	727,565
Senior Notes:
2033 Notes	1,500,000	(21,278)	106,943	1,585,665	1,500,000	(23,288)	117,043	1,593,755
2034 Notes	550,000	(7,065)	7,443	550,378	550,000	(7,597)	8,003	550,406
Total Notes	$3,420,509	$(34,990)	$100,899	$3,486,418	$3,467,522	$(39,501)	$108,808	$3,536,829

The following table summarizes interest expense related to our Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Contractual interest expense	$36,362	$32,848	$109,203	$74,797
Amortization of debt issuance costs	1,509	2,935	4,510	12,641
Amortization of debt discount (premium)	(2,685)	(2,411)	(7,908)	(5,351)
Total interest expense	$35,186	$33,372	$105,805	$82,087
Cash paid for interest was $71.4 million and $148.7 million for the three and nine months ended September 30, 2026, respectively, and $58.1 million and $62.7 million for the three and nine months ended September 30, 2025, respectively.
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
In August 2026, the 2026 Capped Call Transactions expired in connection with the maturity of the 2026 Notes. As of September 30, 2026, the remaining Capped Call Transactions were out-of-the-money.
Credit Facility
In May 2022, we entered into a five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders that allows us to borrow up to $1.05 billion to fund working capital and general corporate-purpose expenditures. Loans bear interest, at our option, at a rate equal to (i) a term secured overnight financing rate (“SOFR”) plus 0.85% or the base rate, if selected by us, for loans made in U.S. dollars, (ii) the Sterling overnight index average plus 0.7826% for loans made in Sterling, or (iii) foreign indices as stated in the credit agreement plus 0.75% for loans made in other permitted foreign currencies. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the greater of the (a) federal funds rate and (b) the overnight bank funding rate, plus 0.50%, and (iii) the applicable SOFR for a period of one month (but not less than zero) plus 1.00%. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility.
In February 2025, we amended the Credit Facility to extend the term of $800.0 million of the $1.05 billion to February 12, 2030, with the remaining $250.0 million of the Credit Facility maturing on the existing maturity date of May 6, 2027. In addition, the amendment increased the minimum liquidity covenant (defined as unrestricted cash and cash equivalents) from $300.0 million to $800.0 million. As of September 30, 2026, we had $111.4 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.

8. Commitments and Contingencies
Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments as of September 30, 2026, largely due within three years. For additional discussion on leases, see Note 9 to our consolidated financial statements.
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
Securities-Related Matters
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
Platform-Related Matters
Beginning on January 20, 2022, we were named as a defendant in various federal and state courts by plaintiffs alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. Thousands of plaintiffs are pursuing such claims. The majority of cases have been consolidated in either a federal Multi-District Litigation pending in the U.S. District Court for the Northern District of California, or MDL, or a California Judicial Council Coordinated Proceeding, or JCCP, pending in the Complex Division of the Los Angeles County Superior Court. Trials for the individual plaintiff bellwether cases in the JCCP started in January 2026. Snap reached confidential settlements resolving the first four JCCP bellwether trials. The next bellwether trials are scheduled for March 2027. A putative class action asserting similar allegations was also filed in Canada and Israel.
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
On October 13, 2022, we were named as a defendant in a lawsuit in Los Angeles Superior Court alleging that we should be responsible for the deaths of young people who died from ingesting fatal doses of fentanyl after allegedly communicating on Snapchat with drug dealers concerning drug transactions. Other similar lawsuits were filed on behalf of other families, which were coordinated with the first-filed case and assigned to the same judge. On January 2, 2024, the judge granted in part and overruled in part our demurrer to the lawsuit, allowing several of the claims to proceed. Trials are scheduled to begin in late 2027.

On July 24, 2025, a lawsuit was filed against Roblox and Snap alleging that a minor had met a stranger on Roblox and became an alleged victim of sexual exploitation occurring on both Roblox and Snapchat. Similar lawsuits have been filed by additional families, including against other platforms. In December 2025, a federal Multi-District Litigation proceeding was formed to coordinate similar cases that had been filed in federal court. There are separate cases proceeding in state court that have been consolidated into a JCCP. In all of these matters, the victim is alleged to have met a stranger on Roblox followed by exploitation allegedly occurring on Roblox or another platform, such as Snapchat, Instagram, or Discord. Other cases concerning sexual exploitation of a minor, where the minor is not alleged to have met the bad actor on Roblox, have also been filed; these cases are not currently consolidated. In some instances, those cases are only against Snap. In other cases, Snap is sued alongside other platforms and defendants.
On September 15, 2025, Snap filed a complaint against its insurance carriers in San Francisco Superior Court seeking declaratory relief regarding Snap’s entitlement to insurance coverage for claims alleging that use of Snapchat has caused bodily injury or property damage. On March 26, 2026, the insurance carriers filed answers and many carriers filed cross-complaints alleging that they have no duty to defend or indemnify Snap for some or all of these claims. Snap filed a motion to stay the case pending litigation of the underlying claims implicating coverage, which the Court denied. Several carriers have filed a motion for summary adjudication on the duty to defend point, and this motion is set to be heard on December 10, 2026.
On June 9, 2026 and September 7, 2026, two Dutch claim foundations filed related collective actions against Snap in the Amsterdam District Court purportedly on behalf of Snapchat users in the Netherlands, with one foundation also asking the court to allow users across the European Union to opt into the proceedings. The lawsuits allege violations of European Union and Dutch privacy, digital services, artificial intelligence, consumer protection, product liability, tort, and other laws, including in connection with personalized advertising, allegedly addictive features, minor safety, allegedly illegal content, and our My AI chatbot. The lawsuits seek declaratory and injunctive relief and monetary damages.
We believe we have meritorious defenses to these lawsuits, and plan to continue to defend them vigorously, but litigation is inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business. For the pending platform-related matters discussed above, it is not possible to reasonably estimate the amount or range of loss. Any settlements related to the matters above were not material for the periods presented.
Regulatory-Related Matters
We are also subject to government investigations, inquiries, and notifications of potential litigation from multiple regulators in various jurisdictions globally concerning the use of our products and features, and the alleged mental and physical health and safety impacts on users, in particular younger users. For example, on March 26, 2026, the European Commission initiated proceedings under the European Union Digital Services Act, or DSA, to investigate Snap’s compliance with certain obligations applicable to very large online platforms, including with respect to systemic risk assessments and mitigation measures and protections for minors in the European Union. The proceedings are at an early stage and we are cooperating with the European Commission. At this time, we are unable to predict the outcomes of these matters or reasonably estimate a range of possible loss, if any. The proceedings could, however, result in findings that we have not complied with the DSA, the imposition of significant fines, and orders or otherwise requiring us to implement additional or different measures, modify or cease certain product features or practices in the European Union, or otherwise change our business practices. We plan to continue to engage with the regulators productively and believe we have meritorious defenses to any legal proceedings that may arise out of these investigations and inquiries, but any legal proceedings that may arise are inherently uncertain and an unfavorable outcome, including substantial potential damages, penalties, fines and injunctive relief, could seriously harm our business. Any violation of existing or future regulatory orders or consent decrees, or new regulatory investigations or proceedings, could subject us to substantial monetary fines and other penalties that could seriously harm our business. For this pending matter, it is not possible to reasonably estimate the amount or range of loss.

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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications as of September 30, 2026. We believe the fair value of these liabilities is immaterial and accordingly have no liabilities recorded for these agreements at September 30, 2026.
9. Leases
We have non-cancelable lease agreements for certain of our offices with original lease terms expiring between 2026 and 2042. Total operating lease costs were $29.4 million and $87.2 million for the three and nine months ended September 30, 2026, respectively, and $26.5 million and $78.8 million for the three and nine months ended September 30, 2025, respectively.
The weighted-average remaining lease term (in years) and discount rate related to our operating leases were as follows:

	As of September 30,
	2026	2025
Weighted-average remaining lease term	8.2	8.8
Weighted-average discount rate	6.4%	6.1%
The maturities of our operating lease liabilities as of September 30, 2026 were as follows:

Operating Leases
(in thousands)
Remainder of 2026	$23,157
2027	101,390
2028	113,561
2029	106,876
2030	89,227
Thereafter	414,599
Total lease payments	848,810
Less: imputed interest	(207,264)
Present value of lease liabilities	$641,546
As of September 30, 2026, we had additional operating leases that have not yet commenced for facilities with lease obligations of $391.5 million. These operating leases will commence between 2026 and 2027 with lease terms of approximately two years to seventeen years.

Cash payments included in the measurement of our operating lease liabilities, net of lease incentives received, were $24.1 million and $67.0 million for the three and nine months ended September 30, 2026, respectively, and $27.6 million and $82.6 million for the three and nine months ended September 30, 2025, respectively.
Lease liabilities arising from obtaining operating lease right-of-use assets were $1.7 million and $109.3 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $29.4 million for the three and nine months ended September 30, 2025, respectively.
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
The following table summarizes our strategic investments held as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025

	(in thousands)
Initial cost	$115,599	$115,761
Cumulative upward adjustments	146,659	145,932
Cumulative downward adjustments, including impairments	(78,383)	(77,956)
Carrying value	$183,875	$183,737
Gains and losses recognized during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Gains recognized on strategic investments sold during the period, net	$—	$—	$—	$2,109
Unrealized gains on strategic investments still held at the reporting date	—	586	727	586
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(19)	—	(428)	(14,881)
Gains (losses) on strategic investments, net	$(19)	$586	$299	$(12,186)
Gains and losses on all strategic investments are included within other income (expense), net on our consolidated statements of operations and included as an adjustment to reconcile net income (loss) to net cash provided by operating activities in our consolidated statements of cash flows. Strategic investments are included within other assets on our consolidated balance sheets.
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis, excluding publicly traded equity securities, as of September 30, 2026 and December 31, 2025:

		As of September 30, 2026
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$621,552	$—	$—	$621,552
Cash equivalents:
Money market funds	Level 1	394,970	—	—	394,970
U.S. government securities	Level 1	2,693	—	—	2,693
Total cash and cash equivalents		1,019,215	—	—	1,019,215
Marketable debt securities:
U.S. government securities	Level 1	1,638,814	33	(12,115)	1,626,732
Corporate debt securities	Level 2	123,868	7	(882)	122,993
Total marketable debt securities		1,762,682	40	(12,997)	1,749,725
Total		$2,781,897	$40	$(12,997)	$2,768,940

		As of December 31, 2025
	Fair Value Hierarchy	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Estimated Fair Value

		(in thousands)
Cash		$399,573	$—	$—	$399,573
Cash equivalents:
Money market funds	Level 1	630,862	—	—	630,862
Total cash and cash equivalents		1,030,435	—	—	1,030,435
Marketable debt securities:
U.S. government securities	Level 1	1,796,271	6,479	(5)	1,802,745
Corporate debt securities	Level 2	97,701	161	(6)	97,856
Total marketable debt securities		1,893,972	6,640	(11)	1,900,601
Total		$2,924,407	$6,640	$(11)	$2,931,036
Gross unrealized losses on marketable debt securities were not material as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, we considered any decreases in fair value on our marketable debt securities to be driven by factors other than credit risk, including market risk. As of September 30, 2026, $0.9 billion of our total $1.7 billion in marketable debt securities have contractual maturities between one and five years. All other marketable debt securities have contractual maturities less than one year.

We carry the Notes at face value less any unamortized debt issuance costs and discounts, plus unamortized premiums on our consolidated balance sheets, and present the fair value for disclosure purposes only. As of September 30, 2026, the fair value of the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $103.1 million, $477.6 million, $627.5 million, $1,418.4 million, and $516.2 million, respectively. As of December 31, 2025, the fair value of the 2026 Notes, the 2027 Notes, the 2028 Notes, the 2030 Notes, the 2033 Notes, and the 2034 Notes was $45.8 million, $99.1 million, $467.9 million, $655.4 million, $1,553.8 million, and $566.2 million, respectively. The estimated fair value of the Notes, which are classified as Level 2 financial instruments, was determined based on actual quoted or bid prices of the Notes in an over-the-counter market on the last business day of the period.
Schedule of Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amounts in the consolidated statements of cash flows.

	As of September 30,
	2026	2025

	(in thousands)
Cash and cash equivalents	$1,019,215	$953,317
Restricted cash, included in other assets	1,543	2,182
Total cash, cash equivalents, and restricted cash	$1,020,758	$955,499
12. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. Income tax expense was $9.8 million and $15.4 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $16.6 million for the three and nine months ended September 30, 2025, respectively.
13. Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”) by component and the reclassifications out of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Marketable Securities	Foreign Currency Translation	Total

	(in thousands)
Balance as of December 31, 2025	$6,475	$20,217	$26,692
Other comprehensive loss before reclassifications	(19,932)	(6,496)	(26,428)
Amounts reclassified from AOCI (1)	345	—	345
Net current period other comprehensive loss	(19,587)	(6,496)	(26,083)
Balance as of September 30, 2026	$(13,112)	$13,721	$609
(1)Realized gains and losses on marketable securities are reclassified from AOCI into other income (expense), net in our consolidated statements of operations.
14. Restructuring
In the second quarter of 2026, we announced a plan to reduce our global headcount by approximately 16% of our global full-time employees. For the three months ended September 30, 2026, there were no significant changes to total restructuring charges. The following table summarizes the restructuring charges included in our consolidated statement of operations for the nine months ended September 30, 2026:

	Severance and Related Charges (1)	Stock-Based Compensation Expense	Other (2)	Total
	(in thousands)
Cost of revenue	$7,576	$992	$—	$8,568
Research and development	30,410	18,043	—	48,453
Sales and marketing	24,196	5,250	—	29,446
General and administrative	13,113	1,786	27,139	42,038
Total	$75,295	$26,071	$27,139	$128,505
(1)Severance and related charges include cash severance expenses and other termination benefits. The majority of cash paid for the restructuring was related to severance and benefits.
(2)Other primarily includes lease exit and related charges.
The liabilities related to the restructuring were immaterial as of September 30, 2026.
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
The measure used by our CODM to assess performance and make operating decisions is net income (loss) as reported on our consolidated statements of operations. Net income (loss) is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.
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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986

Less:
Infrastructure costs	411,451	404,332	1,216,149	1,174,157
Content and developer partner costs	89,761	154,231	339,894	467,567
Advertising partner and other costs	145,393	112,245	408,723	315,805
Operating expenses	693,219	653,993	2,019,894	1,925,724
Stock-based compensation and related payroll and other tax expense	261,334	267,886	770,652	793,365
Depreciation and amortization	44,597	42,514	134,892	120,252
Other segment items (1)	20,218	(24,821)	156,464	(76,186)
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
(1)Other segment items primarily include interest income; interest expense; other income (expense), net; and income tax expense as reported in our consolidated statements of operations. Other segment items also include restructuring charges of $128.5 million for the nine months ended September 30, 2026.
The following table represents our long-lived assets, which includes property and equipment, net and operating lease right-of-use assets, by geography:

	As of September 30, 2026	As of December 31, 2025

	(in thousands)
United States	$717,277	$710,984
United Kingdom	256,209	245,911
Rest of world (1)	154,007	127,396
Total long-lived assets, net	$1,127,493	$1,084,291
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
Overview of Third Quarter 2026 Results
Our key user metrics and financial results for the three months ended September 30, 2026 were as follows:
User Metrics
•Monthly Active Users, or MAUs, increased 4% year-over-year to 977 million.
•Daily Active Users, or DAUs, increased 4% year-over-year to 495 million.
•Average revenue per user, or ARPU, was $3.48, compared to $3.16 in the prior year.
Financial Results
•Revenue was $1,722.5 million, compared to $1,506.8 million in the prior year, an increase of 14% year-over-year.
•Total costs and expenses were $1,645.8 million, compared to $1,635.2 million in the prior year.
•Net income (loss) was $56.5 million, compared to $(103.5) million in the prior year.
•Adjusted EBITDA was $382.6 million, compared to $182.0 million in the prior year.
•Diluted net income (loss) per share was $0.03, compared to $(0.06) in the prior year.
•Cash provided by operating activities was $210.5 million, compared to $146.5 million in the prior year.
•Free Cash Flow was $164.5 million, compared to $93.4 million in the prior year.
•Common shares outstanding was 1,718 million as of September 30, 2026, compared to 1,711 million as of September 30, 2025.
•Total common shares outstanding plus shares underlying stock-based awards was 1,932 million as of September 30, 2026, compared to 1,861 million as of September 30, 2025.
•Cash, cash equivalents, and marketable securities were $2.8 billion as of September 30, 2026.
Business and Macroeconomic Conditions
We periodically make changes to our business and priorities. In recent years, our focus has been on three strategic priorities: growing our community and deepening their engagement with our products, accelerating and diversifying our revenue growth, and investing in the future of augmented reality, including our investments in SPECS AR glasses. We believe that we can be successful in our current operating environment, with various macroeconomic factors and geo-political events and conflicts impacting our business, by rigorously prioritizing our investments and continuing to engage our community with our products while driving success for our advertising partners. In connection with these efforts, we have undertaken restructuring initiatives to further align our cost structure and investments with our strategic priorities, which may continue to affect our operations and financial results.
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
Trends in User Metrics
We define MAU as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during the 30-day period ending on the calendar month-end. We calculate average MAUs for a particular quarter by calculating the average of the MAUs as of each calendar month-end in that quarter. We define a DAU as a registered and logged-in Snapchat user who visits Snapchat through our applications or websites at least once during a defined 24-hour period. We calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter. DAUs are broken out by geography because markets have different characteristics. We define ARPU as quarterly revenue divided by the average DAUs.
We assess the health of our business by measuring MAUs, DAUs, and ARPU because we believe that these metrics are important ways for both management and investors to understand engagement and monitor the performance of our platform. We also measure ARPU because we believe that this metric helps our management and investors to assess the extent to which we are monetizing our service. However, as our business and the way users engage with our platform evolve, we periodically review the metrics we use to evaluate our performance, including metrics broken out by geography, and may refine, change, or remove these metrics in the future in connection with changes to our products, our business, or how management believes we can best monitor engagement with and performance of our platform.
In the first quarter of 2027, among other changes to our user metrics, we plan to transition to global MAU as our primary audience metric. For a description of these changes, see the “Note Regarding User Metrics and Other Data” included elsewhere in this Quarterly Report on Form 10-Q.

User Engagement
We had 977 million MAUs on average in the third quarter of 2026, an increase of 34 million, or 4%, from the third quarter of 2025.

Quarterly Average Monthly Active Users (in millions)
Global

1,000
900
800
700
600
500
400
300
200
100
0
883
895
913
932
943
946
956
971
977
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

YoY growth:	7%	7%	7%	7%	7%	6%	5%	4%	4%

We had 495 million DAUs on average in the third quarter of 2026, an increase of 18 million, or 4%, from the third quarter of 2025.

Quarterly Average Daily Active Users (1) (in millions)
Global

500
450
400
350
300
250
200
150
100
50
0
443
453
460
469
477
474
483
493
495
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

YoY growth:	9%	9%	9%	9%	8%	5%	5%	5%	4%
(1)Numbers may not foot due to rounding.

North America (2)	Europe (3)

120
110
100
90
80
70
60
50
40
30
20
10
0
100
100
99
98
98
94
92
92
92
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

YoY growth:	—%	(1)%	(1)%	(2)%	(3)%	(5)%	(7)%	(7)%	(6)%	4%	4%	3%	3%	1%	(1)%	(2)%	(2)%	(1)%
(2)North America includes Mexico, the Caribbean, and Central America.
(3)Europe includes Russia and Turkey.

Rest of World

320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
244
254
262
271
280
282
294
303
305
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

YoY growth:	16%	17%	16%	15%	15%	11%	12%	12%	9%
Monetization
We recorded revenue of $1,722.5 million for the three months ended September 30, 2026, compared to revenue of $1,506.8 million for the same period in 2025, an increase of 14% year-over-year. We monetize our business primarily through advertising and to a lesser extent through other revenue.
We measure our business using ARPU because it helps us understand the rate at which we are monetizing our daily user base. ARPU was $3.48 in the third quarter of 2026, compared to $3.16 in the third quarter of 2025. For purposes of calculating ARPU, we attribute revenue to regions based on our estimate of where revenue-generating activities occur, which is generally determined by the billing address of the customer. For advertising revenue, we allocate revenue based on the geographic location where advertising impressions are delivered, as this approximates revenue based on user activity. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements, where all revenue is based on the billing address of the customer.

Quarterly Average Revenue per User
Global

5.00
4.00
3.00
2.00
1.00
0.00
3.10
3.44
2.96
2.87
3.16
3.62
3.17
3.25
3.48
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

North America (1)	Europe (2)

12.00
11.00
10.00
9.00
8.00
7.00
6.00
5.00
4.00
3.00
2.00
1.00
0.00
8.54
9.73
8.41
8.33
9.20
10.88
9.23
10.26
11.07
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

(1)North America includes Mexico, the Caribbean, and Central America.
(2)Europe includes Turkey. Europe also includes Russia and Belarus; however, we maintain a policy prohibiting sales to entities in these countries.

Rest of World

2.00
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
1.09
1.19
1.17
0.96
1.11
1.24
1.20
1.00
1.13
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), excluding interest income; interest expense; other income (expense), net; income tax benefit (expense); depreciation and amortization; stock-based compensation expense; payroll and other tax expense related to stock-based compensation; and certain other items impacting net income (loss) from time to time. We consider the exclusion of these items in calculating Adjusted EBITDA to provide a useful measure for period-to-period comparisons of our business and for investors and others to evaluate our operating results in the same manner as does our management. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net income (loss) to Adjusted EBITDA.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986
Costs and expenses (1) (2):
Cost of revenue	649,413	674,220	1,982,539	1,967,132
Research and development	477,678	453,418	1,498,066	1,320,908
Sales and marketing	298,036	256,215	835,446	772,025
General and administrative	220,628	251,348	702,658	736,805
Total costs and expenses	1,645,755	1,635,201	5,018,709	4,796,870
Operating income (loss)	76,716	(128,362)	(168,454)	(581,884)
Interest income	26,859	32,255	77,990	102,472
Interest expense	(37,290)	(34,494)	(110,987)	(85,500)
Other income (expense), net	(36)	27,570	20,452	75,816
Income (loss) before income taxes	66,249	(103,031)	(180,999)	(489,096)
Income tax expense	(9,751)	(510)	(15,414)	(16,602)
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Adjusted EBITDA (3)	$382,647	$182,038	$865,595	$331,733
(1)Stock-based compensation expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,407	$2,327	$5,804	$5,417
Research and development	176,447	171,649	543,864	495,146
Sales and marketing	54,421	51,236	147,095	154,386
General and administrative	22,514	35,151	71,255	104,638
Total	$254,789	$260,363	$768,018	$759,587
(2)Depreciation and amortization expense included in the above line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,365	$1,016	$4,212	$3,941
Research and development	31,051	27,127	91,826	74,963
Sales and marketing	7,938	5,487	22,284	15,418
General and administrative	4,271	8,884	17,944	25,930
Total	$44,625	$42,514	$136,266	$120,252

(3)See “Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
The following table sets forth the components of our consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	38	45	41	47
Research and development	28	30	31	31
Sales and marketing	17	17	17	18
General and administrative	13	17	14	18
Total costs and expenses	96	109	103	114
Operating income (loss)	4	(9)	(3)	(14)
Interest income	2	2	1	2
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	—	2	—	2
Income (loss) before income taxes	4	(7)	(4)	(12)
Income tax expense	(1)	—	—	—
Net income (loss)	3%	(7)%	(4)%	(12)%
Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue	$1,722,471	$1,506,839	$4,850,255	$4,214,986
Revenue as a dollar change		$215,632		$635,269
Revenue as a percentage change		14%		15%
Revenue for the three and nine months ended September 30, 2026 increased $215.6 million and $635.3 million, respectively, compared to the same periods in 2025. The increase was driven by a $55.7 million and $197.2 million increase in advertising revenue for the three and nine months ended September 30, 2026, respectively. The increase in advertising revenue in both periods is primarily due to higher advertiser spending across native surfaces such as Sponsored Snaps and Promoted Places, reflecting in part a shift in advertiser spending from other advertising surfaces. The increase in total revenue was also driven by a $160.0 million and $438.0 million increase in other revenue for the three and nine months ended September 30, 2026, respectively, which is due to higher subscription revenue from growth in the number of subscribers and the introduction of new subscription products.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Cost of revenue	$649,413	$674,220	$1,982,539	$1,967,132
Cost of revenue as a dollar change		$(24,807)		$15,407
Cost of revenue as a percentage change		(4)%		1%
Cost of revenue for the three months ended September 30, 2026 decreased $24.8 million compared to the same period in 2025. The decrease was primarily driven by a $64.5 million decrease in content and developer partner costs as we shift to higher-margin advertising products such as Sponsored Snaps and Promoted Places, partially offset by a $33.1 million increase in advertising partner and other costs attributable to higher transaction processing fees due to growth in subscription revenue and a $7.1 million increase in infrastructure costs attributable to MAU growth of 4% compared to the prior year. Cost of revenue for the nine months ended September 30, 2026 increased $15.4 million compared to the same period in 2025. The increase was driven by a $92.9 million increase in advertising partner and other costs attributable to higher transaction processing fees due to growth in subscription revenue and a $42.0 million increase in infrastructure costs attributable to MAU growth, partially offset by a $127.7 million decrease in content and developer partner costs as we shift to higher-margin advertising products such as Sponsored Snaps and Promoted Places.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Research and development expenses	$477,678	$453,418	$1,498,066	$1,320,908
Research and development expenses as a dollar change		$24,260		$177,158
Research and development expenses as a percentage change		5%		13%
Research and development expenses for the three and nine months ended September 30, 2026 increased $24.3 million and $177.2 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily due to investments in product development. The increase for the nine months ended September 30, 2026 was also driven by restructuring charges of $48.5 million primarily recognized in the second quarter of 2026.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Sales and marketing expenses	$298,036	$256,215	$835,446	$772,025
Sales and marketing expenses as a dollar change		$41,821		$63,421
Sales and marketing expenses as a percentage change		16%		8%
Sales and marketing expenses for the three and nine months ended September 30, 2026 increased $41.8 million and $63.4 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily driven by higher advertising and marketing event costs. The increase for the nine months ended September 30, 2026 was also driven by restructuring charges of $29.4 million primarily recognized in the second quarter of 2026.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
General and administrative expenses	$220,628	$251,348	$702,658	$736,805
General and administrative expenses as a dollar change		$(30,720)		$(34,147)
General and administrative expenses as a percentage change		(12)%		(5)%
General and administrative expenses for the three and nine months ended September 30, 2026 decreased $30.7 million and $34.1 million, respectively, compared to the same periods in 2025. The decrease in both periods was primarily driven by lower employee compensation and stock-based compensation expenses due to reduced headcount compared to the prior year. The decrease for the nine months ended September 30, 2026 was partially offset by restructuring charges of $42.0 million primarily recognized in the second quarter of 2026.
Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Interest income	$26,859	$32,255	$77,990	$102,472
Interest income as a dollar change		$(5,396)		$(24,482)
Interest income as a percentage change		(17)%		(24)%
Interest income for the three and nine months ended September 30, 2026 decreased $5.4 million and $24.5 million, respectively, compared to the same periods in 2025. The decrease in both periods was primarily driven by decreased investments in marketable debt securities and lower interest rates.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Interest expense	$(37,290)	$(34,494)	$(110,987)	$(85,500)
Interest expense as a dollar change		$(2,796)		$(25,487)
Interest expense as a percentage change		8%		30%
Interest expense for the three and nine months ended September 30, 2026 increased $2.8 million and $25.5 million, respectively, compared to the same periods in 2025. The increase in both periods was primarily driven by additional interest expense on our 2034 Notes which were issued in August 2025 and which are discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
	(NM = Not Meaningful)
Other income (expense), net	$(36)	$27,570	$20,452	$75,816
Other income (expense), net as a dollar change		$(27,606)		$(55,364)
Other income (expense), net as a percentage change		NM		(73)%
Other income (expense), net for the three and nine months ended September 30, 2026 consists of non-operating income as well as foreign currency remeasurement gains and losses.
Other income, net for the three months ended September 30, 2025 was primarily driven by a $29.8 million gain on extinguishment associated with the August 2025 Note Repurchases, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. Other income, net for the nine months ended September 30, 2025 was primarily driven by a $96.7 million gain on extinguishment associated with the 2025 Note Repurchases, which is discussed within Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report, partially offset by $12.2 million in net losses on strategic investments.
Income Tax Benefit (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
	(NM = Not Meaningful)
Income tax expense	$(9,751)	$(510)	$(15,414)	$(16,602)
Income tax expense as a dollar change		$(9,241)		$1,188
Income tax expense as a percentage change		NM		7%
Effective tax rate	14.7%	(0.5)%	(8.5)%	(3.4)%
Income tax expense for the three and nine months ended September 30, 2026 was $9.8 million and $15.4 million, respectively, compared to an income tax expense of $0.5 million and $16.6 million, respectively, for the same periods in 2025. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized.
Net Income (Loss) and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Net income (loss) as a dollar change		$160,039		$309,285
Net income (loss) as a percentage change		155%		61%

Adjusted EBITDA	$382,647	$182,038	$865,595	$331,733
Adjusted EBITDA as a dollar change		$200,609		$533,862
Adjusted EBITDA as a percentage change		110%		161%
Net income for the three months ended September 30, 2026 was $56.5 million, compared to a net loss of $103.5 million for the same period in 2025. Net loss for the nine months ended September 30, 2026 was $196.4 million, compared to $505.7 million for the same period in 2025. The fluctuation in net income (loss) was primarily the result of the changes in revenues and expenses discussed above.
Adjusted EBITDA for the three and nine months ended September 30, 2026 was $382.6 million and $865.6 million, respectively, compared to $182.0 million and $331.7 million, respectively, for the same periods in 2025. The increase for both periods was primarily attributable to increased revenue and lower general and administrative expenses, partially offset by higher research and development expenses and higher sales and marketing expenses.
For a discussion of the limitations associated with using Adjusted EBITDA rather than GAAP measures and a reconciliation of this measure to net income (loss), see “Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Capital Resources
Cash, cash equivalents, and marketable securities were $2.8 billion as of September 30, 2026, primarily consisting of cash on deposit with banks and highly liquid investments in U.S. government securities, money market funds, corporate debt securities, and publicly traded equity securities. Our primary source of liquidity is cash generated through operating cash flows as well as financing activities. Our primary uses of cash include operating costs such as personnel-related costs, the infrastructure costs of the Snapchat application, facility-related capital spending, and acquisitions and investments. There are no known material subsequent events that could have a material impact on our cash or liquidity, except as disclosed herein. We may contemplate and engage in merger and acquisition activity that could materially impact our liquidity and capital resource position.
As of September 30, 2026, approximately 11% of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries, primarily in the United Kingdom. Cash held by our foreign subsidiaries is utilized to fund our foreign operations and may be repatriated, subject to certain limitations. Upon repatriation, these funds would be available to fund our domestic operations, but repatriation may result in additional tax liabilities. We maintain substantially all of our cash, cash equivalents, and marketable securities in accounts with major United States and multi-national financial institutions. We believe our existing cash balance in the United States is sufficient to fund our working capital needs.
As of September 30, 2026, we had $1.05 billion under our revolving credit facility (the “Credit Facility”), of which $250.0 million expires in May 2027 and $800.0 million expires in February 2030. The interest rates for the Credit Facility are determined based on a formula using certain market rates, as described in Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report. The Credit Facility also contains an annual commitment fee of 0.10% on the daily undrawn balance of the facility. As of September 30, 2026, we had $111.4 million in the form of outstanding standby letters of credit, with no amounts outstanding under the Credit Facility.
Material Cash Requirements
Debt
As of September 30, 2026, we had outstanding debt in the form of Senior Notes and Convertible Notes for an aggregate principal amount of $3.4 billion, which mature between 2027 and 2034. Short-term and long-term future interest payment obligations as of September 30, 2026 were $145.3 million and $824.5 million, respectively.
Under certain circumstances, holders of the outstanding Convertible Notes may convert all or a portion of their notes prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. As of September 30, 2026 the Convertible Notes will not be eligible for optional conversion during the fourth quarter of 2026. The outstanding balance of the 2026 Notes was repaid in accordance with its contractual terms.
For additional discussion on our debt, see Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report.

Contractual Commitments
We have non-cancelable contractual agreements primarily related to the hosting of our data processing, storage, and other computing services, as well as lease, content and developer partner, and other commitments. We had $2.6 billion in commitments as of September 30, 2026, largely due within three years. For additional discussion on our leases, see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report.
Stock Repurchases
In November 2025 and February 2026, our board of directors authorized two stock repurchase programs for the repurchase of up to $500.0 million of our Class A common stock under each program. During the nine months ended September 30, 2026, we repurchased and retired a total of 98.5 million shares of our Class A common stock for $601.0 million, including costs associated with the repurchases. We completed the November 2025 program in January 2026, and the remaining availability under the February 2026 program as of September 30, 2026 was $150.0 million. Repurchases of Class A common stock from the remaining availability may be made from time to time and will be funded from existing cash and cash equivalents. Repurchases have been authorized through February 2027 but the program may be modified, suspended, or terminated at any time during the program.
Contingencies
We are involved in claims, lawsuits, tax matters, government investigations, and proceedings arising in the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. We also disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. Such claims, suits, and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Many of these legal and tax contingencies can take years to resolve. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. For additional discussion on our pending legal proceedings, see Note 8 to our consolidated financial statements included elsewhere in this Quarterly Report.
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
Sources and Uses of Cash and Related Trends
The following table sets forth the major components of our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$713,477	$386,592
Net cash provided by (used in) investing activities	(68,847)	110,280
Net cash used in financing activities	(655,269)	(591,607)
Change in cash, cash equivalents, and restricted cash	$(10,639)	$(94,735)
Free Cash Flow (1)	$570,998	$231,633
(1)For information on how we define and calculate Free Cash Flow and a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow, see “Non-GAAP Financial Measures.”

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $713.5 million for the nine months ended September 30, 2026, compared to $386.6 million for the same period in 2025, resulting primarily from our net income (loss), adjusted for non-cash items, including stock-based compensation expense of $768.0 million, and depreciation and amortization expense of $136.3 million. Net cash provided by operating activities was also driven by a $92.7 million decrease in accounts receivable, primarily due to the timing of collections.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $(68.8) million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $110.3 million for the same period in 2025. Our investing activities for the nine months ended September 30, 2026 primarily consisted of purchases of marketable securities of $796.0 million and purchases of property and equipment of $142.5 million, partially offset by maturities of marketable securities of $638.3 million and sales of marketable securities of $303.8 million. Our investing activities for the nine months ended September 30, 2025 primarily consisted of maturities of marketable securities of $785.3 million and sales of marketable securities of $539.7 million, partially offset by purchases of marketable securities of $1,015.3 million and purchases of property and equipment of $155.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $655.3 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $591.6 million for the same period in 2025. Our financing activities for the nine months ended September 30, 2026 primarily consisted of repurchases of our Class A common stock for $601.0 million and the repayment of the 2026 Notes for $47.0 million. Our financing activities for the nine months ended September 30, 2025 primarily consisted of the 2025 Note Repurchases for $2.0 billion, repurchases of our Class A common stock for $500.6 million, deferred payments for acquisitions of $67.5 million, and the repayment of the 2025 Notes for $36.2 million, partially offset by the issuance of the 2033 Notes and 2034 Notes for net proceeds of $2.0 billion.
Free Cash Flow
Free Cash Flow was $571.0 million for the nine months ended September 30, 2026, compared to $231.6 million for the same period in 2025. Free Cash Flow in all periods was composed of net cash provided by operating activities, resulting primarily from net income (loss), adjusted for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $142.5 million for the nine months ended September 30, 2026, compared to $155.0 million for the same period in 2025. Purchases of property and equipment in all periods are primarily related to improvements to our leased facilities to support our team workspaces. See “Non-GAAP Financial Measures.”
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$210,484	$146,488	$713,477	$386,592
Less:
Purchases of property and equipment	(46,031)	(53,044)	(142,479)	(154,959)
Free Cash Flow	$164,453	$93,444	$570,998	$231,633

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$56,498	$(103,541)	$(196,413)	$(505,698)
Add (deduct):
Interest income	(26,859)	(32,255)	(77,990)	(102,472)
Interest expense	37,290	34,494	110,987	85,500
Other (income) expense, net	36	(27,570)	(20,452)	(75,816)
Income tax expense	9,751	510	15,414	16,602
Depreciation and amortization (1)	44,597	42,514	134,892	120,252
Stock-based compensation expense (1)	255,227	260,363	741,947	759,587
Payroll and other tax expense related to stock-based compensation	6,107	7,523	28,705	33,778
Restructuring charges (2)	—	—	128,505	—
Adjusted EBITDA	$382,647	$182,038	$865,595	$331,733
(1)Stock-based compensation expense and depreciation and amortization expense may not agree to reported GAAP amounts due to restructuring charges.
(2)Restructuring charges primarily include cash severance, stock-based compensation expense, depreciation expense and other charges associated with the restructuring. These charges are not reflective of underlying trends in our business. Refer to Note 14 in our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency risk and investment valuation and liquidation risk as follows:
Interest Rate Risk
We had cash and cash equivalents totaling $1.0 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively. We had marketable securities totaling $1.8 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents primarily consist of cash in bank accounts and money market funds, and our marketable securities generally consist of U.S. government debt securities, publicly traded equity securities, and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, changes in interest rates do not have a material effect on the fair value of our portfolio. A hypothetical 100 basis point increase in interest rates would result in a $16.6 million and $18.2 million decrease in the market value of our cash equivalents and marketable securities as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, we had aggregate principal amounts of debt outstanding of $3.4 billion and $3.5 billion, respectively. Since the Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, and in the case of the Convertible Notes, with movements of our stock’s market price.
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
Investment Valuation and Liquidation Risk
We hold equity securities in privately held companies, which expose us to valuation and liquidation risks that could have a material impact on the carrying value of our holdings.
Our strategic investments in privately held companies primarily consist of equity securities without readily determinable fair values. We adjust the carrying value of these securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment. The fair value derived from an observable transaction is based on information available at that time and may not be indicative of the fair value at the balance sheet date. These investments, particularly those in early-stage companies, are inherently risky because their technologies or products may not progress to commercialization, and the companies may experience financial or operational difficulties, either of which could result in the loss of a substantial portion of our investment. The value ultimately realized on these investments is also subject to the occurrence and timing of liquidity events, such as public offerings, acquisitions, private sales, or other market transactions. Our total strategic investments had carrying values of $183.9 million and $183.7 million as of September 30, 2026 and December 31, 2025, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material legal proceedings, see Note 8 “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
We generate the substantial majority of our revenue from advertising. Our advertising business is most effective when our advertisers succeed. Driving their success requires continual investment in our advertising products and may be hindered by competitive challenges and various legal, regulatory, and operating system changes that make it more difficult for us to achieve and demonstrate a meaningful return for our advertisers. For example, on-going changes to privacy and data protection laws and mobile operating systems continue to present issues for us in measuring the effectiveness of advertisements on our services. Additionally, individuals are becoming increasingly resistant to the processing of personal data to deliver behavioral, interest-based, or targeted advertisements, and regulators are likewise scrutinizing such data processing activities, which could reduce the demand for our products and services and threaten our primary revenue stream. Alternative methods, to the extent we can develop such methods in compliance with current or future privacy and data protection laws, mobile operating system requirements, and other requirements, may take time to develop and be adopted by our advertisers and users, and may not be as effective as prior methods.
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

2.    Our Community and Competition
We need to continually innovate and create new products, and enhance our existing products, to attract, retain, and grow our global community. Products that we create may fail to attract or retain users or partners, or to generate meaningful revenue, if any. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, these changes may cause friction by our users, advertisers, or partners, resulting in disruptions or declines in our key metrics, such as Daily Active Users, Monthly Active Users, user activity, or financial performance. In addition, we have in the past expanded and expect to continue to expand organically and through acquisitions, including in international markets, which we may not be able to effectively manage or scale. If our community does not see the value in our products or brand, or if competitors offer better alternatives, our community could easily switch to other services. Although we have experienced significant growth in our community over the last few years, we have also experienced declines and there can be no assurance that declines won’t happen again. Many of our competitors have significantly more resources and larger market shares than we do, which gives them advantages over us that can make it more difficult for us to succeed.
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
We had 495 million Daily Active Users, or DAUs, and 977 million Monthly Active Users, or MAU, on average in the quarter ended September 30, 2026. Our historical focus has been on DAUs, which we continue to view as a significant measure of our user engagement. However, we believe that adding, maintaining, and engaging MAUs will be essential to our future growth. Accordingly, beginning in the first quarter of 2027, we plan to transition to global MAU as or primary audience metric. Our DAUs and DAU growth rate have declined in the past and they may decline in the future due to various factors, including as the size of our active user base increases, as we achieve higher market penetration rates, as we face continued competition for our users and their time, or if there are performance issues with our service.
As our business and the ways in which users engage with our platform evolve, we may change or supplement the user metrics we use to evaluate our performance. These changes may include changes to the definitions or calculation methods for DAUs or MAUs, the measurement period, the Snapchat-branded surfaces included in the metrics, or the methodology used to attribute users to geographic regions. In connection with our planned transition to global MAU as our primary audience metric beginning with the first quarter of 2027, these changes may cause our reported metrics, growth rates, and regional trends to differ from previously reported amounts and may make period-over-period comparisons more difficult.
If we report both existing and revised user metrics during a transition period, investors, advertisers, and other stakeholders may interpret the metrics differently or reach different conclusions about our operating performance. If we modify or discontinue regional user metrics, analysts may also rely on third-party or other indirect estimates that may not be comparable to our reported metrics, which could make it more difficult to evaluate regional engagement and monetization.
If MAU is measured based on user activity during only the final 30 days of a quarter, that measurement period may not capture user engagement throughout the full quarter. Service outages, connectivity issues, product launches, holidays, seasonality, or other unusual events during that period could cause reported MAU to be unrepresentative of underlying engagement and make period-over-period comparisons more difficult.
In addition, as we achieve maximum market penetration rates among younger users in developed markets, future growth in DAUs and MAUs will need to come from older users in those markets or from developing markets, which may not be possible or may be more difficult, expensive, or time-consuming for us to achieve. While we may experience periods when our DAUs and MAUs increase due to products and services with short-term popularity, we may not always be able to attract new users, retain existing users, or maintain or increase the frequency and duration of their engagement if current or potential new users do not perceive our products to be fun, engaging, or useful. In addition, because our products typically require high bandwidth data capabilities for users to benefit from all of the features and capabilities of our products, many of our users live in countries with high-end mobile device penetration and high bandwidth capacity cellular networks with large coverage areas. We therefore do not expect to experience rapid user growth or engagement in regions with either low smartphone penetration or a lack of well-established and high bandwidth capacity cellular networks. If our DAU and/or MAU growth rates continue to slow, become stagnant, or decline, our financial performance will increasingly depend on our ability to elevate user activity or increase the monetization of our users.
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
Moreover, we rely heavily on our ability to collect, process, and disclose data and metrics to our customers so we can attract new customers and retain existing customers. Our ability to do so depends in part on our access to conversion and purchase signals from third-party websites, applications, commerce platforms, advertisers, agencies, and other third parties that we do not control. Any restriction, change, or discontinuation of access to such signals could impair our ability to target and optimize advertisements, measure and attribute conversions, and demonstrate the effectiveness of our advertising products. Any restriction, requirement, or other limitation whether by law, court order or judgment, settlement, enforcement action or remedy, regulation, policy, or other reason, on our ability to collect, process, and disclose data and metrics that our customers find useful or any decision by us to do so only after obtaining affirmative, express, or opt-in consent, would impede our ability to attract and retain advertisers. Regulators in many countries in which we operate or have users are increasingly scrutinizing and regulating the collection, use, and sharing of data, including personal data related to advertising, which could materially impact our revenue and seriously harm our business. Courts, regulators, or other authorities may also issue orders, judgments, settlements, or other enforcement actions or remedies that require us to modify, limit, suspend, or cease certain data-processing or advertising practices. We may also voluntarily adopt or implement similar changes, including making certain advertising practices opt-in or offering users a paid, ad-free, or materially less personalized alternative to our advertising supported service, in response to actual or anticipated regulatory scrutiny, industry developments, advertiser or user expectations, or reputational considerations, even if such changes are not legally required which may impact the performance of our advertising service. Many of these laws, regulations, and policies expand the rights of individuals to control how their personal data is collected and processed, and place restrictions on the use of personal data of teens. The processing of personal data for personalized advertising continues to be under increased scrutiny from regulators, which includes ongoing regulatory action against large technology companies like ours, the outcomes of which may be uncertain and subject to appeal. These laws, regulations, and policies may prohibit us and our customers from advertising to teens, including based on the profiling of personal data. Other legislative proposals and present laws, regulations, and policies currently, and may in the future, apply to our or our advertisers’ activities and require significant operational changes to our business. These laws, regulations, and policies could have a material impact on the development and deployment of AI and machine learning in the context of our targeted advertising activities. Other laws, regulations, policies, court orders or judgments, settlements, enforcement action or remedies to which we are or may become subject further regulate contextual, behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. These laws, regulations, policies, court orders or judgments, settlements, enforcement action or remedies may grant users the right to opt-out of sharing of their personal data for certain advertising purposes, or require us to obtain affirmative, express, or opt-in consent before collecting, processing, combining, or using personal data for certain advertising purposes, or require parental consent to be obtained for the processing of personal data of users under a certain age and restrict tracking and use of teens’ data, including for advertising. Regulators and courts have issued significant monetary fines in certain circumstances where the regulators or other parties alleged that appropriate consent was not obtained in connection with targeted advertising activities. In addition, legislative proposals and current laws and regulations in countries where we operate regulate the use of cookies and other tracking technologies, electronic communications, and marketing.
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
•diminished or stagnant growth, or a decline, in the total number of DAUs and/or MAUs on Snapchat;
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
•changes in the definitions, measurement periods, geographic attribution, or included surfaces used for our audience metrics that make historical, regional, or advertiser comparisons more difficult;
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
Our two co-founders, Evan Spiegel and Robert Murphy, control over 99% of the voting power of our outstanding capital stock as of September 30, 2026, and Mr. Spiegel alone can exercise voting control over a majority of our outstanding capital stock. As a result, Mr. Spiegel and Mr. Murphy, or in many instances Mr. Spiegel acting alone, have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets.
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
In addition, in October 2016, we issued a dividend of one share of non-voting Class A common stock to all our equity holders, which will prolong our co-founders’ voting control because our co-founders are able to liquidate their holdings of non-voting Class A common stock without diminishing their voting control. Furthermore, in July 2022, our board of directors approved the future declaration and payment of a special dividend of one share of Class A common stock on each outstanding share of Snap’s common stock, subject to certain triggering conditions, which triggering conditions were modified in connection with the settlement of a class action lawsuit in February 2024. In the future, our board of directors may, from time to time, decide to issue additional special or regular stock dividends in the form of Class A common stock, and if we do so, our co-founders’ control could be further prolonged. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our co-founders to consummate such a transaction that our other stockholders do not support. In addition, our co-founders may make long-term strategic investment decisions for our company and take risks that may not be successful and may seriously harm our business.
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
Generally, during times of war and other major conflicts, we, the third parties with whom we work, and our partners are vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt our business. We have experienced, and may continue to experience, attempted cyberattacks on our products, systems, and networks, which we believe are related to conflicts. We may also face retaliatory attacks by governments, entities, or individuals who do not agree with our public expressions with regards to any conflicts or support for team members. Any such attack could cause disruption to our platform, systems, and networks, result in security breaches or data loss, damage our brand, or reduce demand for our services or advertising products. In addition, we may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. We may also be forced to expend additional resources monitoring our platform for evidence of disinformation or misuse in connection with any ongoing conflict.
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
Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new products, both independently and together with third parties. We may introduce significant changes to, or discontinue, our existing products or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. These new products and services may fail to increase the engagement of our users, advertisers, or partners, may result in friction for our users, advertisers, or partners, may subject us to increased regulatory requirements or scrutiny, and may even result in short-term or long-term decreases in such engagement by disrupting existing user, advertiser, or partner behavior or by introducing performance and quality issues. For example, in January 2023, we made changes to our advertising platform to lay the foundation for future growth, but which have been disruptive to our customers and how some of them utilized our platform. In addition, certain new products or features, particularly those involving public or broadly accessible communications, may also increase risks relating to harmful or objectionable content, user safety, privacy expectations, and compliance with evolving legal and regulatory requirements, which could require significant investment and adversely affect our reputation, user engagement, and business. The short- and long-term impact of any major change, or even a less significant change such as a refresh of the application or a feature change, is difficult to predict. While we believe that these decisions will benefit the aggregate user experience or improve our financial performance over the long term, we may experience disruptions or declines in our DAUs, MAUs, user activity, or financial performance. Product innovation is inherently volatile, and if new or enhanced products fail to engage our users, advertisers, or partners, or if we fail to give our users meaningful reasons to return to our applications and websites, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business in the short-term, long-term, or both.
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
In addition, we have invested, and expect to continue to invest, in new lines of business, new products, evolving the user experience, and other initiatives to increase our user base and user activity, and attempt to monetize the platform. For example, in 2022, we launched Snapchat+, a subscription product that gives subscribers access to exclusive, experimental, and pre-release features, and Snapchat for Web, a browser-based product that brings Snapchat’s signature capabilities to the web, and in 2023, we launched My AI, an artificial intelligence powered chatbot. In 2024, we launched Sponsored Snaps, an advertising format in Chat, and Promoted Places, an advertising product on Snap Map, expanding monetization across those surfaces. In September 2026, we launched SPECS AR glasses, our next generation of augmented reality glasses and introduced SPECS Intelligence, an AI-powered service designed to provide personalized and contextual assistance across SPECS AR glasses and other devices. Such new lines of business, new products, evolving user experiences, and other initiatives may be costly, difficult to operate and monetize, increase regulatory scrutiny and product liability and litigation risk, and divert management’s attention, and there is no guarantee that they will be positively received by our community, attract or retain users, generate sufficient revenue or operating margin, or provide positive returns on our investment. We frequently launch new products and they may have technical issues that diminish the performance of our applications or websites, experience product failures, or become subject to product recalls. These performance issues or issues that we encounter in the future could impact our user engagement. In addition, new products or features that we launch may ultimately prove unsuccessful or no longer fit with our priorities, and may be eliminated in the future. Such eliminations may require us to reduce our workforce and incur significant expenses. In certain cases, new products that we develop may require regulatory approval prior to launch or may require us to comply with additional regulations or legislation, including laws that are rapidly changing. There is no guarantee that we will be able to obtain such regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. If we do not successfully develop new approaches to monetization or meet the expectations of our users or partners, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our business could be seriously harmed.
We may not be successful in our strategy for and investments in our physical products and related services, which could seriously harm our business.
We may not be successful in our strategy and investments for our physical products and related services, which could seriously harm our business. We believe in computing that naturally integrates our digital experience with the physical world. We are investing in the future of augmented reality, and in June 2026, we announced and began accepting pre-orders for SPECS AR glasses, our next generation of augmented reality glasses, which officially launched in September 2026. In September 2026, we introduced SPECS Intelligence, an AI-powered service designed to provide personalized and contextual assistance across SPECS AR glasses and other devices. We expect that our strategy for and investments in our physical products, including wearables and our firmware and operating system, will continue to be a complex, evolving, and a long-term initiative that will involve the development of new and emerging technologies, including reliance on and collaboration with developers and partners. However, this ecosystem may not develop at pace with our expectations, and market acceptance and adoption of features, products, and services we build, or expect to build, is uncertain. Growing global regulatory scrutiny surrounding wearable technology and AI creates additional uncertainty. We also regularly evaluate our product roadmaps and make strategic shifts as our understanding of the technological challenges and market landscape evolve. In addition, we have limited experience with consumer hardware products, which may allow other companies to compete more effectively than us.
The expansion into hardware introduces risks inherent to the consumer electronics sector, including dependence on third-party manufacturers, volatile component costs, and the need to establish complex, global distribution and logistics capabilities. We are exposed to the costs associated with managing post-sale support, warranty claims, and returns. We have been and may in the future be exposed to inventory obsolescence and write-downs as a result of rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, including if consumer demand is misestimated, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We try to accurately predict these trends and avoid overstocking or understocking inventory. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. Additionally, pre-orders and initial consumer interest may not translate into completed sales or sustained demand, and we may experience delays or other difficulties in fulfilling orders or supporting our products at scale. We may be unable to achieve sufficient sales volumes or generate sufficient revenue from SPECS AR glasses and related services to recover our significant development, manufacturing, and commercialization costs.
As we expand our physical-products strategy, including through SPECS physical stores and other retail spaces, we may face risks associated with constructing, operating and leasing physical retail locations, including customer, employee, or visitor injuries; property damage; security or safety incidents; lease and landlord obligations; inventory risks; and compliance with building, accessibility, health and safety, and other applicable requirements. These risks could result in liability, litigation, insurance claims, repair or remediation costs, and reputational harm.
We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the augmented reality ecosystem or to develop products that operate effectively with adjacent technologies, products, systems, networks, or standards. Our efforts in our physical products may also divert resources and management attention from other parts of our business. We expect to continue to make significant investments in augmented reality and other related technologies to support these efforts, and our ability to support these efforts is dependent on other parts of our business. In addition, as these initiatives evolve, we may be subject to increasing regulatory scrutiny and a variety of current or new laws and regulations in the U.S. and internationally, including in the areas of privacy, security, safety, ecodesign, accessibility, AI, competition, content regulation, tariffs, export controls, consumer protection, and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management attention, or otherwise seriously harm our business. These may also include consumer finance regulation and other consumer protection laws that inhibit our ability to implement our preferred distribution models for our physical products in some countries. As a result of these and other factors, our strategy for and investments in our physical products, including wearables, may not be successful in the foreseeable future, or at all, which could seriously harm our business.
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
•the number and demographics of our DAUs and MAUs;
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
•the frequency, relative prominence, and type of advertisements displayed on our applications and websites or by our competitors;
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
We began commercial operations in 2011 and we have historically experienced net losses and negative cash flows from operations. As of September 30, 2026, we had an accumulated deficit of $14.7 billion. Although for the three months ended September 30, 2026, we had a net income of $56.5 million, we have had net losses in prior recent periods. We expect our operating expenses to increase in the future as we expand our operations. We may incur significant losses in the future for many reasons, including due to the other risks and uncertainties described in this report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our revenue does not grow at a greater rate than our expenses, our business may be seriously harmed and we may not be able to attain and sustain profitability.
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
In the ordinary course of business, we collect, store, use, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, third-party sensitive information, and intellectual property (collectively, sensitive information). Our efforts to protect our sensitive information, including information that our users, advertisers, and partners have shared with us, may be unsuccessful due to the actions of third parties, including traditional “black hat” hackers, nation states, nation-state supported groups, organized criminal enterprises, hacktivists, and our personnel and contractors (through theft, misuse, or other risk). We and the third parties with whom we work are subject to a variety of evolving threats, including social-engineering attacks (for example by fraudulently inducing employees, contractors, vendors, AI agents, users, or advertisers to disclose information or facilitate access to our sensitive information or systems), malware, malicious code, hacking, credential stuffing, denial of service, and other threats. These threats may use, or may be enhanced or facilitated by, artificial intelligence, including the use of image, video, or audio deepfakes, prompt injection or other manipulation of the inputs, instructions, or outputs of AI models, or agentic AI used to facilitate threats or vulnerability discovery and exploitation at scale. While certain of these threats have occurred in the past, they have become more prevalent and sophisticated in our industry, and may occur in the future. Because of our prominence and value of our sensitive information, we believe that we are an attractive target for these sorts of attacks.
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
We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including cloud-based infrastructure, data center facilities, AI, encryption and authentication technology, employee email, content delivery, and other functions. We also rely on third parties to provide other products or services to operate our business or enable features in our platform. Additionally, some advertisers and partners store sensitive information that we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place even if they have made contractual representations to implement such measures and despite our third-party provider vetting process. If these third parties fail to implement adequate data security practices or fail to comply with our terms, policies, or contractual obligations, our sensitive information may be compromised, and we may experience adverse consequences. And even if these third parties implement data security practices and comply with various obligations, their networks may still suffer a breach, which could compromise our sensitive information. We or our third-party providers may also experience failures or malfunctions of hardware or software, the loss of technology assets, or the loss of data that, while not caused by threat actors, may have a similar impact and risk to our business. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, or cause the loss of our data or prolonged downtime, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Moreover, our products and services, and the internal systems that support them and our business, rely on software, hardware, and other systems developed or maintained by our engineering teams and third parties (including open source software), and all of these have contained and will contain vulnerabilities, errors, bugs, or defects, which may or may not be detected by our teams or the respective third parties prior to our or their release, usage, or reliance on them. We also face risks from vulnerabilities, errors, bugs or defects through the use of AI to develop or maintain our software or systems and the use of AI within those software and systems, including AI agents and AI-generated code, as AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete, or flawed (including if a bad actor “poisons” the AI technology with bad inputs or logic), or if the logic of the AI technology is flawed (a so-called “hallucination”). Supply chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems, networks, or code are free from exploitable vulnerabilities, errors, bugs, or defects. In addition, rapid advances in AI have enabled the discovery of security vulnerabilities at increased speed and scale across our industry, which may outpace our or third parties' ability to remediate them, and our development and deployment of AI models and AI agents may expose us and our users to increased and novel risks and vulnerabilities, including prompt injection, circumvention of AI safety controls to generate harmful or otherwise unauthorized outputs, errors, agents acting beyond their intended scope. Any of these risks and vulnerabilities may lead to the compromise of data, systems, or valuable intellectual property, including source code, model weights, and other proprietary assets. We take steps designed to detect and remediate vulnerabilities in our software, hardware, and information systems, and to implement patches, upgrades and fixes provided by the third parties with whom we work, and we work with security researchers through our bug bounty program and our third party providers to help us identify vulnerabilities. However, we and our third party providers have not detected, become aware of, and remediated, and may not in the future detect, become aware of, and remediate all such vulnerabilities, or other bugs, errors, or defects, including on a timely basis, and there is no guarantee security researchers will disclose all vulnerabilities they become aware of or do so responsibly. Further, we and our third party providers have experienced, and may in the future experience, delays in developing or deploying remedial measures and patches designed to address identified vulnerabilities, bugs, errors, and defects. These could be exploited and result in a security or privacy incident, cause us to fail in our commitments to our users, advertisers, or partners, or cause a breach of or disruption of our platform, systems, networks, products, or services.
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
We have in the past experienced, and may in the future experience, actual and attempted cyberattacks and other security incidents that impact the confidentiality, availability, or integrity of sensitive information, including as a result of insider threats, denial of service or outage, employee error, vendor breaches, and other causes. Any cyberattack or other security incident experienced by us or our third-party partners could damage our reputation and our brand, and diminish our competitive position. Applicable privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or take other actions. Our obligations for notifying outages, incidents, and security vulnerabilities impacting users in the European Union have expanded, with both the Network and Information Security 2 (NIS2) Directive and Cyber Resilience Act (CRA) Regulation becoming effective in the second half of 2026. Such disclosures and related actions are costly and the failure to comply with applicable legal requirements could lead to adverse consequences. Governments and regulatory agencies (including the Securities and Exchange Commission, or the SEC) have and may continue to enact new, complex, and overlapping disclosure requirements for cybersecurity events on accelerated timelines, which we may not be able to meet based on the facts and circumstances of a cybersecurity event. In addition, affected users or government authorities could initiate legal or regulatory action against us, including class action claims, mass arbitration demands, investigations, penalties, and audits, which could be time-consuming and cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. We could also experience loss of user or advertiser confidence in the security of our platform, additional reporting requirements or oversight, restrictions on processing sensitive information, claims by our partners or other relevant parties that we have failed to comply with contractual obligations or our policies, and indemnification obligations. We could also spend material resources to investigate or correct the incident and to prevent future incidents. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy and security practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of alleged harms, including past harms, to teens or other users or our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
We regularly review and share metrics, including our DAUs, MAUs, and Average Revenue Per User, or ARPU, metrics, with our investors, advertisers, and partners to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and our methodologies have not in all instances been validated by an independent third party. In addition, we may change the way we measure and report metrics from time to time in connection with changes to our products, our business, or how management believes we can best monitor engagement with and performance of our platform, making comparisons to prior periods more difficult. For example, beginning in the first quarter of 2027, we plan to transition to global MAU as our primary audience metric. We also plan to update the definition and calculation of MAU and the definition of ARPU. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally that may require significant judgment and are subject to technical errors. For example, there may be individuals who attempt to create accounts for malicious purposes, including at scale, even though we forbid that in our Terms of Service and Community Guidelines. We implement measures in our user registration process and through other technical measures to prevent, detect, and suppress that behavior, although we have not determined the number of such accounts, or the effectiveness of such measures. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Snapchat application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account.
Some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age-demographic data may differ from our users’ actual ages. And because users who signed up for Snapchat before June 2013 were not asked to supply their date of birth, we may exclude those users from age demographics or estimate their ages based on a sample of the self-reported ages we do have. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate and fail to meet investor or advertiser expectations. In addition, our estimates for revenue and DAU and MAU by user location may also be affected by data limitations and other challenges in measuring user locations. Our data regarding the geographic location of our users is estimated based on a number of factors, such as the user’s IP address. If a user utilizes a proxy server or if there are other data limitations, we may not be able to accurately reflect the user’s actual location, and we may inadvertently fail to apply local age-gating, content moderation, or data-retention standards required by that specific location. The increasing availability and use of proxy servers, and other geolocation-masking tools, makes it more challenging to effectively determine our users’ location and effectively attribute a user to a region, which may diminish the perceived effectiveness of our products and services and our ability to comply with applicable law which may result in government enforcement actions or monetary fines, all of which may seriously harm our business. Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We count a DAU when a registered and logged-in Snapchat user visits Snapchat through our applications or websites at least once during a defined 24-hour period, and only once per user per day, and a MAU when a registered and logged-in Snapchat user visits Snapchat through our applications or websites at least once during the 30-day period ending on the calendar month-end. We have multiple pipelines of user data that we use to determine whether a user has visited Snapchat through our applications or websites during a particular day. This provides redundancy in the event one pipeline of data were to become unavailable for technical reasons, and also gives us redundant data to help measure how users interact with our applications and websites. However, we believe that we do not capture all data regarding our active users, which has in the past and may in the future result in understated metrics. This generally occurs because of technical issues, for instance when our systems do not record data from a user’s application or when a user opens the Snapchat application and contacts our servers but is not recorded as an active user. We continually seek to address these technical issues and improve our measurement processes and accuracy, such as comparing our active users and other metrics with data received from other pipelines, including data recorded by our servers and systems. But given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If we fail to maintain an effective analytics platform, our metrics calculations may be inaccurate. We regularly review, have adjusted in the past, and are likely to adjust in the future our processes for calculating our internal metrics to improve their accuracy. As a result of such adjustments, our DAUs, MAUs, or other metrics may not be comparable to those in prior periods. Our measures of DAU, MAU, and other metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology, data used, data limitations, or other challenges in measuring large online and mobile populations. If advertisers, partners, or investors do not perceive our user, geographic, other demographic metrics, or measurements of advertising effectiveness to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be seriously harmed. Our advertisers and partners may also be less willing to allocate their budgets or resources to Snapchat, which could seriously harm our business. In addition, we calculate average DAUs for a particular quarter by adding the number of DAUs on each day of that quarter and dividing that sum by the number of days in that quarter, and we calculate average MAU for a particular quarter by calculating the average of the MAUs as of each calendar month-end in that quarter. These calculations may mask any individual days or months within the quarter that are significantly higher or lower than the quarterly average. Beginning in the first quarter of 2027, we will calculate MAU based on user activity during only the final 30 days of a quarter, and that measurement period may not capture user engagement throughout the full quarter.
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
We also cannot be certain that the technologies that we have developed to repel spamming attacks will be able to eliminate all spam messages from our products. Spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass, offend, threaten, or annoy users and make our products less user friendly. Our actions to combat spam may also divert significant time and focus from improving our products. As a result of spamming activities, our users may use our products less or stop using them altogether and result in continuing operational cost to us.
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
Legislation in certain of the countries in which we operate has imposed extensive obligations, and potential monetary fines, on entities like us that are categorized in various contexts as online service providers (including, as the case may be, social media platforms, electronic communications providers, interactive computer services, or other similar categorizations) who enable the sharing of user‑generated content, to identify, mitigate, manage, and in some cases prevent the risks of harm to users, including from illegal or harmful content (like terrorism) or behavior, child sexual exploitation and abuse, physical violence, bullying, and harassment or stalking. In addition, the privacy of teens’ personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Numerous laws, regulations, and legally-binding codes focused on online safety and protection of teens’ privacy online have and may in the future require us to materially change our services and incur costs to do so. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by teens have been proposed, passed, and implemented, including laws prohibiting certain teen age groups from accessing online services, including social media, restricting advertising to teens, requiring various levels of age assurance or verification, requiring default safeguards and imposing an express or implied duty of care, requiring warning labels or time-based access restrictions, requiring age ratings for purchases of our products and services, limiting the use and sharing of minors’ personal data, and requiring parental consent or attestation or providing for other parental controls or rights. For example, in December 2025, Australia implemented the Australia Online Safety Amendment (Social Media Minimum Age) Act 2024, which prohibits social media accounts for minors under 16. Other jurisdictions, including the UK, the EU and EU member states, have proposed, passed, or implemented laws that would restrict or prohibit social media accounts for minors under a certain age. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may result in restrictions on the use of certain of our products or services by teens, result in the inability to offer certain products and services to teens, cause significant friction when teens try to access or use our products and services, require us to implement age assurance, parental consent, parental controls, age-rating, or other age-based access restrictions that may be costly, inaccurate, or unpopular. We are also subject to investigations by the European Commission under the DSA, which include scrutiny of Snap’s compliance with the DSA, including systemic risk assessments and related mitigation measures concerning the protection of minors, and other compliance areas such as the reporting of illegal content. In the United Kingdom, Snapchat was designated under the Online Safety Act (“OSA”) as a Category 1 service by the Office of Communications, or Ofcom, in July 2026. This imposes additional compliance requirements on us, including publishing a summary of our risk assessments. Non-compliance with the OSA could lead to investigations and other proceedings, culminating in substantial fines of up to £18 million or 10% of the previous year's global revenues, as well as the imposition of product requirements and other measures that could restrict access to the platform. In addition, we have notified regulators in the United Kingdom of our plan to test and implement certain product changes that are designed to address certain regulatory concerns regarding our safety measures, and may in the future from time to time make additional product changes in other jurisdictions for similar reasons to avoid potential enforcement actions. If the measures we have implemented, or may be required to implement prove ineffective or result in the misclassification of users, younger users may access age-inappropriate features or content, older users may be improperly restricted, and operating system providers, application stores, regulators, or other third parties may impose additional limitations on our products or services. Any of these developments could decrease DAUs, MAUs, or user engagement in those jurisdictions, require changes to our products and services to achieve compliance, decrease our advertising and subscription revenue, increase legal risk and compliance costs for us and our third-party partners, negatively impact our reputation, and distract management, any of which could seriously harm our business. These laws also allow for substantial statutory fines for noncompliance and, in some instances, provide for civil penalties and a private right of action for violations, which may increase the likelihood and cost of regulatory actions and litigation under these laws, and could seriously harm our business.
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
We have failed and in the future may fail, or be perceived to have failed, in our efforts to comply with our privacy, security, and data protection obligations. Moreover, despite our efforts, our personnel or third parties with whom we work have failed and may in the future fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, security, or data protection obligations, we could face significant consequences, including government enforcement actions (such as investigations, claims, audits, and penalties), litigation (including class action litigation) and mass arbitration demands, additional reporting requirements or oversight, bans on processing personal data, negative publicity, and orders to destroy or not use or transfer personal data. Certain regulators may prohibit our use of certain personal data as a result of enforcement actions or similar proceedings. Plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for substantial statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our business, including loss of users and advertisers, inability to process personal data or operate in certain jurisdictions, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.
We have in the past been subject to enforcement actions, investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing. For example, in December 2014, the FTC resolved an investigation into some of our early practices by issuing a final order. That order requires, among other things, that we establish a robust privacy program to govern how we treat user data. During the 20-year term of the order, we must complete biennial independent privacy audits. Any violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could seriously harm our business. Following our designation as a very large online platform under the DSA in 2023, in March 2026, the European Commission opened formal proceedings to investigate our compliance with certain obligations under the DSA, including with respect to systemic risk assessments and related mitigation measures and protections for minors on Snapchat in the European Union. This investigation is at an early stage and we are cooperating with the European Commission, but it may result in findings that we have not complied with the DSA, the imposition of significant fines, and orders requiring us to implement additional or different measures, modify or cease certain product features or practices in the European Union, or otherwise change our business practices. Any such outcomes, or similar future investigations, could increase our compliance and operational costs, limit our ability to process personal data or offer certain features in affected markets, reduce user growth, retention, or engagement, lead to an increase in litigation in the region or otherwise materially and adversely affect our business, financial condition, results of operations, and reputation.
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
AI development, deployment, training, use, safety, and personal data processing is subject to new and evolving privacy and data security laws, as well as increasing AI laws and review by various federal, state, and foreign legislative and regulatory bodies. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. We and our partners are, have been, and could in the future be subject to governmental and regulatory investigations and inquiries relating to the use and operation of AI, including the use and provision of generative AI in our products and services. While such regulatory inquiries have not adversely impacted our business to date, given the current unsettled nature of the legal and regulatory environment surrounding AI, our or our partners’ AI development, deployment, training, use, safety, and personal data processing of AI could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies such as requirements to retrain or disgorge our AI, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. Such consequences, if imposed or threatened, may also make it harder for us to use and provide AI in our product and services, or internally in our business operations, which could seriously harm our business. Furthermore, certain enacted and proposed regulations related to AI could impose onerous obligations on our business, products, and services, including restrictions on or transparency obligations with respect to the training and use of AI-related systems, and obligations relating to labeling, detection and provenance of AI-generated content. If applicable, such obligations may, and in the case of the EU AI Act will, require us to change our products or business practices in order to comply. Separately, governmental authorities may also restrict or prohibit access to, or the use, deployment, distribution, or modification of, certain AI models or components, including models developed, hosted, or controlled by foreign entities, or impose additional requirements on open-source AI models or components. Individuals are also increasingly aware of and resistant to the use of their personal data in AI systems and for AI training, which could limit our and our partners’ ability to develop, deploy, train, and ensure the safety of our AI products and services, and if we fail to provide adequate transparency to users, we could lose the trust of our users, be subject to litigation or regulatory enforcement, or other harms to our business. Additionally, if our or our partners’ AI products and services fail to perform as intended, or produce outputs that are illegal, harmful, toxic, misleading, inaccurate, or biased, or contain deepfakes or misinformation, infringe third party rights, or cause privacy or security incidents or safety-related harms, in addition to the risks above, our business and reputation may be harmed. There is also particular attention from federal, state, and foreign legislative and regulatory bodies regarding use of, and perceived harms of, AI by vulnerable populations, including teens, which has and could lead to laws and regulations that restrict our or our partners’ ability to provide our products and services to certain groups, require material changes to our products and services or specific safety guarantees over AI outputs, or impose liability for the outputs of AI that may not be deterministic, any of which could be challenging to comply with, harm our business, require significant resources, or lead to litigation or fines.
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
•we fail to increase or maintain DAUs and MAUs;
•our user growth outpaces our ability to monetize our users, including if we don’t attract sufficient advertisers or if our user growth occurs in markets that are not as monetizable;
•we fail to increase or maintain the amount of time spent on Snapchat, the amount of content that our users share, or the usage of our Camera, Visual Messaging, Snap Map, Stories, and Spotlight platforms;
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
We use software licensed to us by third-party developers under “open source” licenses in connection with the development or deployment of our products and expect to continue to use open source software in the future. Some open source licenses contain express requirements or impose conditions, which may be triggered under certain circumstances, with respect to the exploitation of proprietary source code or other intellectual property by users of open source software. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and to avoid using the open source software in a manner that would put our valuable proprietary source code at risk, there is a risk that we could have used, or may in the future use, open source software in a manner which could require us to release our proprietary source code to users of our software or to the public, require us to license our proprietary software for purposes of making modifications or derivative works, or prohibit us from charging fees for the use of our proprietary software. This could result in loss of revenue, and allow our competitors to create similar offerings with lower development costs, and ultimately could result in a loss of our competitive advantages. Furthermore, there is an increasing number of open source software license types, almost none of which have been tested in a court of law, resulting in limited guidance regarding the proper legal interpretation of such licenses and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software, which may divert resources away from our product development efforts and, as a result, adversely affect our business. In addition, we could be required to seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software, which may be costly.
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
Foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. In addition, federal, state, and local governments in the United States have taken increasingly divergent approaches to legislating, regulating, and taking enforcement action with respect to technologies that are related to our products and services, including considering or passing laws and regulations that are different than those applicable to other regions in the United States. Foreign governments may censor Snapchat in their countries, restrict access to Snapchat from their countries entirely, impose age-based restrictions on access to Snapchat, impose other restrictions that may affect their citizens’ ability to access Snapchat for an extended period of time or even indefinitely, require data localization, or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with, or would require us to rebuild or change our products or the infrastructure for our products, any of which could seriously harm our business. Federal, state, or local governments in the United States have taken and may continue to take similar steps. Such restrictions may also be implemented or lifted selectively to target or benefit other companies or products, which may result in sudden or unexpected fluctuations in competition in regions where we operate. In addition, geo-political conflicts may cause countries to target and restrict our operations, or to promote other companies’ products in place of ours. Any restriction on access to Snapchat due to government actions or initiatives, or any withdrawal by us from certain countries or regions because of such actions or initiatives, or any increased competition due to actions and initiatives of governments would adversely affect our DAUs or MAUs, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access or to which they previously did not have access. As a result, our user growth, retention, and engagement may be seriously harmed, and we may not be able to maintain or grow our revenue as anticipated and our business could be seriously harmed.
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
We have developed a brand that we believe has contributed to our success. We also believe that maintaining and enhancing our brand is critical to expanding our user base, advertisers, and partners. Because many of our users join Snapchat on the invitation or recommendation of a friend or family member, one of our primary focuses is on ensuring that our users continue to view Snapchat and our brand favorably so that these referrals continue. Maintaining and enhancing our brand will depend largely on our ability to continue to provide useful, novel, fun, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products, make changes to existing products and services, or require our users to agree to new terms of service related to new and existing products that users do not like, which may negatively affect our brand in the short-term, long-term, or both. Additionally, our partners’ actions may affect our brand if users do not appreciate what those partners do on Snapchat or our other products and services. We may also fail to adequately support the needs of our users, advertisers, or partners, which could erode confidence in our brand. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business may be seriously harmed.
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
Additionally, because we have team members internationally, we are exposed to political, social, and economic instability in additional countries and regions, any of which could seriously harm our business.
Our products are highly technical and may contain undetected software vulnerabilities, bugs, hardware errors, or defects, which could manifest in ways that could seriously harm our reputation and our business.
Our products are highly technical and complex. Snapchat, our other products, or products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security, privacy, or safety vulnerabilities, malfunctions, regulatory violations, or even permanently disabled products. We have a practice of updating our products, but some errors in our products may be discovered only after a product has been released or shipped and used by users, and may in some cases be detected only under certain circumstances or after extended use. As we release SPECS AR glasses to a wider user base, we may also experience at scale new, novel, or unknown security bugs, vulnerabilities, and attacks in first and third party software, hardware, and components, which we may not be able to identify, prevent, or fix before or in a timely fashion after launch. Any errors, bugs, or vulnerabilities discovered in our products or code (particularly after release) could damage our reputation, result in a security, privacy, or safety incident (and attendant consequences), drive away users, lower revenue, and expose us to litigation claims or regulatory investigations or enforcement actions, any of which could seriously harm our business. We may also experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
SPECS AR glasses, as an eyewear product, is regulated by the U.S. Food and Drug Administration, or the FDA, and other regulatory agencies around the world, and may, as a result of a defect, result in physical harm to a user or others around the user. We offer some of our customers a limited warranty for our physical products, and any such defects discovered in our products after commercial release could result in costly remedial action and a loss of sales and users, which could seriously harm our business. Moreover, certain jurisdictions in which we operate require manufacturers of connected devices to comply with legal and contractual obligations that govern the way data generated by such connected devices is shared and used. If we are unable to comply with these and other regulatory requirements affecting our products in a timely manner, or if we face technical difficulties in the implementation of some requirements, we could become subject to investigations and enforcement actions, which could require additional financial and management resources, and may result in costly sanctions against our company.
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
We have been, are currently, and may in the future be subject to inquiries, investigations, and proceedings instituted by government entities on a variety of topics, including data privacy, AI, safety, law enforcement, consumer protection, civil rights, content moderation, and the use of our platform for illegal purposes. Following our designation as a very large online platform under the DSA, the European Commission has opened formal proceedings to investigate Snapchat’s compliance with certain obligations under the DSA, including with respect to systemic risk assessments and related mitigation measures and protections for minors in the European Union. We regularly report information about our business to federal, state, and foreign regulators in the ordinary course of operations and have, and may in the future, receive additional requests for information regarding our business practices. These actions, including any potential unfavorable outcomes, and our compliance with any associated regulatory orders, consent decrees, or settlements, may require us to change our products, product offerings and features, policies or practices, subject us to substantial monetary fines or other penalties or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Further, regulatory findings of noncompliance, including findings by the European Commission, could encourage third parties to launch litigation and may, in some jurisdictions, improve claimants’ prospects of success.
Additionally, we may be subject to evolving regulations regarding advertising, particularly those concerning minors, advertisers, and advertising auction and pricing practices, which vary across jurisdictions. In the U.S., the FTC and other regulators enforce strict standards against deceptive or unfair commercial practices. The future evolution of our advertising products may increase our exposure to regulatory scrutiny. If we are unable to implement models that comply with the diverse regulations in every jurisdiction, and if users disagree with our advertising policies, our brand and reputation may be harmed.
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
In addition, we are one of several companies that have been named in various lawsuits alleging that the design and use of our platform, and those of our competitors, is addictive and harmful to users, with most of the cases focused on mental health harms and users under 18-years old. For more information on our ongoing legal proceedings, see “Part II Item 1. Legal Proceedings.” We believe we have meritorious defenses to these lawsuits, but litigation is inherently uncertain. At this stage in the proceedings, we are unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
Some of our competitors are involved in similar lawsuits and have been subject to liability verdicts at the trial court level and entered into significant settlements.
For example, in March 2026, a jury found Meta and YouTube liable for harm caused to a minor by the design of their products, and ordered the companies to pay a combined $6 million in damages. Also, in March 2026, a jury found Meta liable for $375 million in penalties in a lawsuit brought by the New Mexico attorney general under state consumer protection laws for allegedly misleading consumers about the safety of its platform and endangering children. A bench trial followed for public nuisance, abatement and injunctive relief resulting in an injunctive order directing changes to certain designs, features and operations of Facebook and Instagram, plus an additional $567 million in penalties.
In August 2026, Meta entered into a settlement with a coalition of state attorneys general, as well as a parallel settlement with the Texas attorney general, involving minimum payments of over $12 billion (and potentially over $18 billion if certain industry contingencies are met) as well as significant restrictions on the design, features and operation of Facebook and Instagram, including requirements relating to age verification, time limits, notifications and other features intended to address alleged harms to minors. Certain terms of the settlement are intended to establish standards to be adopted more broadly across the social media industry, including through potential settlements with other companies.
If Snap were subject to similar verdicts or settlements, we could be required to make substantial monetary payments and/or agree to significant changes to Snapchat, including requirements similar to those imposed on Meta. These requirements could limit our ability to develop, offer or monetize certain products and services, require significant changes to our existing products and services, increase our compliance and operating costs, reduce user engagement and adversely affect our ability to attract and retain users and advertisers. Our financial resources are substantially more limited than Meta’s, and unfavorable outcomes could seriously harm our business. Additionally, the actions of certain participants in our industry may encourage or affect legal proceedings against us or cause us to reconsider our litigation strategies.
Restrictions may not apply uniformly across the industry or to all competing products and services, which could place us at a competitive disadvantage relative to companies or products or services not subject to comparable requirements. We cannot reliably predict whether or when we and/or others in our industry will become subject to such verdicts or settlements, or the nature or scope of any resulting obligations.
The legal actions against Snap, including any potential unfavorable outcomes, and our compliance with any associated court orders or settlements, may require us to change our policies, practices, or products, subject us to substantial monetary judgments, fines, penalties, or sanctions, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal and other expenses, any of which could seriously harm our business. Even if the outcome of any such litigation or claim is favorable, defending against such lawsuits is costly and can impose a significant burden on management and employees. We may also receive unfavorable preliminary, interim, or final rulings in the course of litigation.
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
We are involved in numerous lawsuits, including putative class action lawsuits and other aggregated claims brought on behalf of users and investors, some of which may claim statutory damages. We anticipate that we will continue to be a target for lawsuits, including putative class actions, aggregate claims and stockholder derivative lawsuits, in the future. Because we have millions of users, aggregated claims including class action lawsuits against us that are purportedly filed by or on behalf of users typically claim enormous monetary damages in the aggregate even if the alleged per-user harm could be small or non-existent. We experienced an increase in litigation and threatened claims in the United States and internationally related to the provision of our services, particularly to younger users, and expect to face similar litigation in the future, including as global youth-related privacy, and digital, artificial intelligence, and consumer protection regulation continues to evolve.
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
We plan to continue expanding our business operations abroad and to enter new international markets and expand our operations in existing international markets, where in some cases we have limited or no experience in marketing, selling, and deploying our products and advertisements. Our limited experience and infrastructure in such markets, or the lack of a critical mass of users in such markets, may make it more difficult for us to effectively monetize any increase in DAUs and MAUs in those markets, and may increase our costs without a corresponding increase in revenue. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. We do not currently enter into foreign currency exchange contracts, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the

U.S. dollar, these impacts may become material. In addition, as our international operations and sales continue to grow, we are subject to a variety of risks inherent in doing business internationally, including:
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
Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2026, we had recorded a total of $1.9 billion of goodwill and intangible assets, net related to our acquisitions. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may seriously harm our business.
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
The Federal Communications Commission or the FCC, FDA and other state and foreign regulatory agencies regulate SPECS AR glasses. We may develop future products that are regulated as radiofrequency devices by the FCC, regulated as medical devices by the FDA or regulated by other governmental authorities around the world. Government authorities, primarily the FDA and corresponding regulatory agencies, regulate the medical device industry and other government authorities, primarily the FCC and corresponding regulatory agencies, regulate devices that emit radiofrequency radiation. Unless there is an exemption, we must obtain regulatory approval from the FCC and FDA and potentially from corresponding agencies, or other applicable governmental authorities around the world, before we can market or sell a new regulated product or make a significant modification to an existing product. Obtaining regulatory clearances to market a medical device or other regulated products can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any products under development could prevent us from launching new products. We could seriously harm our business and the ability to sell our products if we experience any product problems requiring reporting to governmental authorities, requiring corrective action in the field, or involving interruption in supply. Our business could be seriously harmed if we fail to comply with applicable federal, state, or foreign agency regulations, or if we are subject to enforcement actions such as fines, civil penalties, injunctions, mandatory product recalls, or failure to obtain regulatory clearances or approvals.
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
Class A common stockholders have no voting rights, unless required by Delaware law. As a result, all matters submitted to stockholders will be decided by the vote of holders of Class B common stock and Class C common stock. As of September 30, 2026, Mr. Spiegel and Mr. Murphy control over 99% of the voting power of our capital stock, and Mr. Spiegel alone may exercise voting control over our outstanding capital stock. Mr. Spiegel and Mr. Murphy voting together, or in many instances, Mr. Spiegel acting alone, will have control over all matters submitted to our stockholders for approval. In addition, because our Class A common stock carries no voting rights (except as required by Delaware law), the issuance of the Class A common stock in future offerings, in future stock-based acquisition transactions, or pursuant to employee equity incentive programs has no dilutive or other impact on the duration of Mr. Spiegel’s and Mr. Murphy’s current relative ownership of our voting power and their ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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
The trading price of our Class A common stock has been and is likely to continue to be volatile. From October 1, 2024 to September 30, 2026, the trading price of our Class A common stock ranged from $3.81 to $13.28. Declines or volatility in our trading price could make it more difficult to attract and retain talent, adversely impact employee retention and morale, and has required, and may continue to require, us to issue more equity to incentivize team members which is likely to dilute stockholders. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Shares of Class A Common Stock to be Sold
Zachary Briers General Counsel	8/11/2026	Adoption (1)	X	2/14/2028	(2)
*    Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(2)Trading arrangement provides for the sale of (1) up to 568,306 shares of Class A Common Stock held by Mr. Briers and (2) 100% of the net issued shares of Class A Common Stock subject to restricted stock unit awards upon satisfaction of the applicable vesting conditions (the “RSU Shares”). The actual number of shares to be sold pursuant to the trading arrangement is not yet determinable and, with respect to the RSU Shares, will be reduced by the number of shares sold to satisfy tax withholding obligations arising from the vesting of the equity awards.

2017 Equity Incentive Plan Reserve Increase
On November 4, 2026, the Compensation Committee of our board of directors approved an amendment to our 2017 Equity Incentive Plan (the “2017 Plan”) to increase the number of shares of our Class A common stock available for award grants under the 2017 Plan by 45,000,000 shares (the “Share Reserve Increase”). A description of the material features of the 2017 Plan is set forth in Part III, Item 11 of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 5, 2026 under the heading “Employee Benefit Plans—2017 Equity Incentive Plan,” which description is incorporated herein by reference.
The Share Reserve Increase was also approved by written consent on November 4, 2026 by holders of an aggregate of 231,626,943 shares of our Class C common stock, representing an aggregate of over 99% of the voting power of our outstanding capital stock.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File Number	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Snap Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Snap Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1+	Employment Agreement, by and between Snap Group Limited Singapore Branch and Ronan Harris, dated September 22, 2026.

10.2+	Snap Inc. 2017 Equity Incentive Plan, as amended.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SNAP INC.

Date: November 4, 2026	/s/ Douglas Hott
Douglas Hott
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026	/s/ Rebecca Morrow
Rebecca Morrow
Chief Accounting Officer
(Principal Accounting Officer)